Form 10-Q
period 2020-03-31
dMY Technology Group, Inc.
filed 2020-05-07
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

DMY TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39232	83-3626708
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100

Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 781-4313

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one- half of one redeemable warrant	DMYT.U	The New York Stock Exchange

Class A common stock, par value $0.0001 per share	DMYT	The New York Stock Exchange

Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DMYT WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of May 7, 2020, 23,000,000 Class A common stock, par value $0.0001, and 5,750,000 Class B, par value $0.0001, were issued and outstanding.

DMY TECHNOLOGY GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DMY TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$1,462,947	$—
Prepaid expenses	330,358	—

Total current assets	1,793,305	—
Investments held in Trust Account	230,520,409	—
Deferred offering costs associated with the proposed public offering	—	73,356

Total Assets	$232,313,714	$73,356

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$384,448	$33,440
Accrued expenses	50,000	15,636
Franchise tax payable	50,500	—
Income tax payable	98,690	—

Total current liabilities	583,638	49,076
Deferred underwriting commissions associated with initial public offering	8,050,000	—

Total Liabilities	8,633,638	49,076

Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,868,007 and -0- shares subject to possible redemption at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	218,680,070	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,131,993 and -0- shares issued and outstanding (excluding 21,868,007 and -0- shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	113	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575	575
Additional paid-in capital	4,748,894	24,425
Retained earning (accumulated deficit)	250,424	(720)

Total Stockholders’ Equity	5,000,006	24,280

Total Liabilities and Stockholders’ Equity	$232,313,714	$73,356

(1) As of December 31, 2019, this number includes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2020
General and administrative expenses	$120,120
Franchise tax expense	50,500

Loss from operations	(170,620)
Gain on marketable securities (net), dividends and interest, held in Trust Account	520,454

Income before income tax expense	349,834
Income tax expense	98,690

Net income	$251,144

Weighted average shares outstanding of Class A common stock	23,000,000

Basic and diluted net income per share, Class A	$0.02

Weighted average shares outstanding of Class B common stock	5,750,000

Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019 (1)	—	$—	5,750,000	$575	$24,425	$(720)	$24,280

Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(13,195,348)	—	(13,195,348)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,600,000	—	6,600,000
Common stock subject to possible redemption	(21,868,007)	(2,187)	—	—	(218,677,883)	—	(218,680,070)
Net income	—	—	—	—	—	251,144	251,144

Balances - March 31, 2020 (unaudited)	1,131,993	$113	5,750,000	$575	$4,748,894	$250,424	$5,000,006

(1) As of December 31, 2019, this number includes up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$251,144
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(520,409)
Changes in operating assets and liabilities:
Prepaid expenses	(330,358)
Accounts payable	383,728
Franchise tax payable	50,500
Income tax payable	98,690

Net cash used in operating activities	(66,705)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	24,990
Repayment of note payable to related parties	(89,844)
Proceeds from sale of Units, gross	230,000,000
Proceeds from sale of Private Placement Warrants	6,600,000
Payment of offering costs	(5,005,494)

Net cash provided by financing activities	231,529,652
Net change in cash	1,462,947
Cash - beginning of the period	—

Cash - end of the period	$1,462,947

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$50,000
Offering costs included in note payable	$64,854
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Value of Class A common stock subject to possible redemption	$218,680,070
Supplemental cash flow data:
Cash paid for income taxes	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

dMY Technology Group, Inc. (the “Company”) was incorporated in Delaware on September 27, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for an initial business combination on companies within the mobile application (“app”) ecosystem or consumer internet companies with enterprise valuations in the range of $500 million to $1.5 billion, though the Company’s search may span many consumer software segments worldwide. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from September 27, 2019 (inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is dMY Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 20, 2020. On February 25, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, inclusive of $8.05 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $6.6 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in Trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 25, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on February 21, 2020 and March 2, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity

As of March 31, 2020, the Company had approximately $1.5 million in its operating bank account, working capital of approximately $1.2 million, and approximately $520,000 of interest income available in the Trust Account for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (as defined below) of approximately $90,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 19, 2020, the Company repaid the Note (as defined below) in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020, 21,868,007 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $520,000, net of approximately $149,000 of tax obligations, resulting in a total of approximately $371,000 for the three months ended March 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $251,000, less income attributable to Class A common stock of approximately $371,000, resulted to a net loss of approximately $120,000, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On February 25, 2020, the Company sold 23,000,000 Units, including the issuance of 3,000,000 Over-Allotment Units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, inclusive of $8.05 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On November 27, 2019, the Sponsor paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). The initial stockholders have agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

On February 25, 2020, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor, generating proceeds of $6.6 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On November 27, 2019, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. Prior to the consummation of the Initial Public Offering, the Company borrowed approximately $90,000 under the Note. On March 19, 2020, the Company repaid the Note in full to the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that will provide that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, to the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred $10,000 in expenses in connection with such services during the three months ended March 31, 2020 as reflected in the accompanying unaudited condensed statement of operations.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or $8.05 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding. As of March 31, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,868,007 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In November 2019, the Company issued 5,750,000 shares of Class B common stock, including an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture. As of March 31, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust	$230,520,409	$—	$—

As of March 31, 2020, the Investments held in the Trust Account were held entirely in cash and cash equivalents.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the balance sheet was available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to dMY Technology Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on September 27, 2019. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus our search for an initial business combination on companies within the mobile application (“app”) ecosystem or consumer internet companies with enterprise valuations in the range of $500 million to $1.5 billion, though our search may span many consumer software segments worldwide. Our sponsor is dMY Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 20, 2020. On February 25, 2020, we consummated our Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, inclusive of $8.05 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating proceeds of $6.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 25, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•

could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2020, we had approximately $1.5 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

Our entire activity since inception through March 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of approximately $251,000, which consisted of approximately $520,000 in interest earned on marketable securities held in the Trust Account, offset by approximately $120,000 in general and administrative expenses, $50,500 in franchise tax expense, and approximately $99,000 in income tax expense.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $1.5 million in its operating bank account, working capital of approximately $1.2 million, and approximately $520,000 of interest income available in the Trust Account for our tax obligations, if any.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the note of approximately $90,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 19, 2020, we repaid the note in full to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Our management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or $8.05 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020, 21,868,007 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $520,000, net of approximately $149,000 of tax obligations, resulting in a total of approximately $371,000 for the three months ended March 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $251,000, less income attributable to Class A common stock of approximately $371,000, resulted to a net loss of approximately $120,000, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our registration statement on Form S-1 under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors,” except for the addition of the following risk factor.

Industry and General Economic Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,600,000 Private Placement Warrants to dMY Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,600,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company for cash, (ii) may not (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On February 25, 2020, we consummated the Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A Common Stock and one-half of one redeemable Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Initial Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. Goldman Sachs & Co. LLC and UBS Securities LLC were representatives of the several underwriters. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-236208). The SEC declared the registration statement effective on February 20, 2020.

We paid a total of $4,600,000 in underwriting discounts and commissions. Goldman Sachs & Co. LLC and UBS Securities LLC, representatives of the several underwriters in the Initial Public Offering, received a portion of the underwriting discounts and commissions related to the Initial Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, $230,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chairman Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chairman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 7th day of May, 2020.

DMY TECHNOLOGY GROUP, INC.

By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer