Form 10-Q
period 2020-06-30
dMY Technology Group, Inc.
filed 2020-08-12
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

DMY TECHNOLOGY GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DMY TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$965,388	$—
Prepaid expenses	306,641	—

Total current assets	1,272,029	—
Investments held in Trust Account	230,640,951	—
Deferred offering costs associated with the proposed public offering	—	73,356

Total Assets	$231,912,980	$73,356

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$135,777	$33,440
Accrued expenses	318,749	15,636
Franchise tax payable	100,500	—
Income tax payable	113,510	—

Total current liabilities	668,536	49,076
Deferred underwriting commissions associated with initial public offering	8,050,000	—

Total Liabilities	8,718,536	49,076
Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,819,444 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	218,194,440	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,180,556 and -0- shares issued and outstanding (excluding 21,819,444 and -0- shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	118	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575	575
Additional paid-in capital	5,139,676	24,425
Accumulated deficit	(140,365)	(720)

Total Stockholders’ Equity	5,000,004	24,280

Total Liabilities and Stockholders’ Equity	$231,912,980	$73,356

(1)

As of December 31, 2019, this number included up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
General and administrative expenses	$446,541	$566,661
Franchise tax expense	50,000	100,500

Loss from operations	(496,541)	(667,161)
Gain on marketable securities (net), dividends and interest, held in Trust Account	120,572	641,026

Loss before income tax expense	(375,969)	(26,135)
Income tax expense	14,820	113,510

Net loss	$(390,789)	$(139,645)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000

Basic and diluted net income per share, Class A	$0.00	$0.02

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net loss per share, Class B	$(0.08)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2020
	Common Stock				Additional Paid-In	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Capital
Balance—December 31, 2019 (1)	—	$—	5,750,000	$575	$24,425	$ (720)	$24,280

Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(13,195,348)	—	(13,195,348)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,600,000	—	6,600,000
Common stock subject to possible redemption	(21,868,007)	(2,187)	—	—	(218,677,883)	—	(218,680,070)
Net income	—	—	—	—	—	251,144	251,144

Balances—March 31, 2020 (unaudited)	1,131,993	113	5,750,000	575	4,748,894	250,424	5,000,006

Additional offering costs	—	—	—	—	(94,843)	—	(94,843)
Common stock subject to possible redemption	48,563	5	—	—	485,625	—	485,630
Net loss	—	—	—	—	—	(390,789)	(390,789)

Balances—June 30, 2020 (unaudited)	1,180,556	$118	5,750,000	$575	$5,139,676	$(140,365)	$5,000,004

(1)   As of December 31, 2019, this number included up to 750,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(139,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(640,951)
Changes in operating assets and liabilities:
Prepaid expenses	(306,641)
Accounts payable	129,584
Accrued expenses	268,749
Franchise tax payable	100,500
Income tax payable	113,510

Net cash used in operating activities	(474,894)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	24,990
Repayment of note payable to related party	(89,844)
Gross proceeds from sale of Units	230,000,000
Proceeds from sale of Private Placement Warrants	6,600,000
Payment of offering costs	(5,094,864)

Net cash provided by financing activities	231,440,282
Net change in cash	$965,388
Cash—beginning of the period	—

Cash—end of the period	$965,388

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$50,000
Offering costs included in accounts payable	$5,473
Offering costs included in note payable to related party	$64,854
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Value of Class A common stock subject to possible redemption	$218,194,440

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from September 27, 2019 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On July 27, 2020, the Company entered into a Business Combination Agreement with Rush Street Interactive, LP, a Delaware limited partnership, the sellers set forth on the signatures pages thereto, the Sponsor, and Rush Street Interactive GP, LLC, a Delaware limited liability company, in its capacity as the sellers’ representative.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2020, the Company had approximately $965,000 in its operating bank account, working capital of approximately $603,000, and approximately $641,000 of interest income available in the Trust Account for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (as defined below) of approximately $90,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 19, 2020, the Company repaid the Note (as defined below) in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company has approximately $3,000 and $0 in cash equivalents held in Trust, respectively.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

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

As of June 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020, 21,819,444 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock are calculated by dividing the gain on marketable securities (net), dividends and interest, held in Trust Account of approximately $121,000 and approximately $641,000, less approximately $65,000 and approximately $214,0000 of tax obligations, resulting in a total of approximately $56,000 and approximately $427,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $391,000 and approximately $140,000, less income attributable to Class A common stock of approximately $56,000 and approximately $427,000, resulted to a net loss of approximately $447,000 and approximately $567,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class B common stock outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2020 and December 31, 2019.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4—Related Party Transactions

Founder Shares

On November 27, 2019, the Sponsor paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). The initial stockholders had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $965,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that will provide that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, to the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $40,000 in expenses in connection with such services during the three and six months ended June 30, 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations.

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

Note 5—Commitments and Contingencies

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding. As of June 30, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,819,444 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In November 2019, the Company issued 5,750,000 shares of Class B common stock, including an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture. As of June 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust	$230,640,951	$—	$—

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2020, the Investments held in the Trust Account were held entirely in cash and cash equivalents.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the balance sheet was available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 1 regarding the Business Combination Agreement, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

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

As indicated in the accompanying financial statements, at June 30, 2020, we had approximately $965,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On July 27, 2020, we entered into a Business Combination Agreement with Rush Street Interactive, LP, a Delaware limited partnership, the sellers set forth on the signatures pages thereto, the Sponsor, and Rush Street Interactive GP, LLC, a Delaware limited liability company, in its capacity as the sellers’ representative.

Results of Operations

Our entire activity since inception through June 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had net loss of approximately $391,000, which consisted of approximately $121,000 in gain on marketable securities (net), dividends and interest, held in Trust Account, offset by approximately $447,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $15,000 in income tax expense.

For the six months ended June 30, 2020, we had net loss of approximately $140,000, which consisted of approximately $641,000 in gain on marketable securities (net), dividends and interest, held in Trust Account, offset by approximately $567,000 in general and administrative expenses, $100,500 in franchise tax expense, and approximately $114,000 in income tax expense.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $965,000 in its operating bank account, working capital of approximately $603,000, and approximately $641,000 of interest income available in the Trust Account for our tax obligations.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the note of approximately $90,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 19, 2020, we repaid the note in full to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020, 21,819,444 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock are calculated by dividing the gain on marketable securities (net), dividends and interest, held in Trust Account of approximately $121,000 and approximately $641,000, less approximately $65,000 and approximately $214,0000 of tax obligations, resulting in a total of approximately $56,000 and approximately $427,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $391,000 and approximately $140,000, less income attributable to Class A common stock of approximately $56,000 and approximately $427,000, resulted to a net loss of approximately $447,000 and approximately $567,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering, dated February 20, 2020 and filed with the SEC on February 21, 2020 (the “Prospectus”), and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 7, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,600,000 Private Placement Warrants to dMY Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,600,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company for cash, (ii) may not (including the Class A Common Stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On February 25, 2020, we consummated the Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A Common Stock and one-half of one redeemable Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Initial Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of August, 2020.

DMY TECHNOLOGY GROUP, INC.

By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer