Form 10-Q
period 2020-09-30
dMY Technology Group, Inc.
filed 2020-11-16
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

DMY TECHNOLOGY GROUP, INC.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DMY TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$481,610	$—
Prepaid expenses	390,077	—

Total current assets	871,687	—
Investments held in Trust Account	230,758,660	—
Deferred offering costs associated with the initial public offering	—	73,356

Total Assets	$231,630,347	$73,356

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$39,166	$33,440
Accrued expenses	2,441,005	15,636
Franchise tax payable	75,072	—
Income tax payable	127,733	—

Total current liabilities	2,682,976	49,076
Deferred underwriting commissions associated with initial public offering	8,050,000	—

Total Liabilities	10,732,976	49,076
Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,589,737 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	215,897,370	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,410,263 and -0- shares issued and outstanding (excluding 21,589,737 and -0- shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	141	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575	575
Additional paid-in capital	7,436,723	24,425
Accumulated deficit	(2,437,438)	(720)

Total Stockholders’ Equity	5,000,001	24,280

Total Liabilities and Stockholders’ Equity	$231,630,347	$73,356

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

dMY TECHNOLOGY GROUP, INC.

STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
General and administrative expenses	$2,350,576	$2,917,237
Franchise tax expense	50,000	150,500

Loss from operations	(2,400,576)	(3,067,737)

Other income:
Interest income in operating account	16	91
Gain on marketable securities (net), dividends and interest, held in Trust Account	117,709	758,660

Loss before income tax expense	(2,282,851)	(2,308,986)
Income tax expense	14,222	127,732

Net loss	$(2,297,073)	$(2,436,718)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000

Basic and diluted net income per share, Class A	$0.00	$0.02

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net loss per share, Class B	$(0.41)	$(0.51)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three and Nine Months Ended September 30, 2020
	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019 (1)	—	$—	5,750,000	$575	$24,425	$(720)	$24,280
Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(13,195,348)	—	(13,195,348)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,600,000	—	6,600,000
Common stock subject to possible redemption	(21,868,007)	(2,187)	—	—	(218,677,883)	—	(218,680,070)
Net income	—	—	—	—	—	251,144	251,144

Balances - March 31, 2020 (unaudited)	1,131,993	113	5,750,000	575	4,748,894	250,424	5,000,006
Additional offering costs	—	—	—	—	(94,843)	—	(94,843)
Common stock subject to possible redemption	48,563	5	—	—	485,625	—	485,630
Net loss	—	—	—	—	—	(390,789)	(390,789)

Balances - June 30, 2020 (unaudited)	1,180,556	118	5,750,000	575	5,139,676	(140,365)	5,000,004
Common stock subject to possible redemption	229,707	23	—	—	2,297,047	—	2,297,070
Net loss	—	—	—	—	—	(2,297,073)	(2,297,073)

Balances - September 30, 2020 (unaudited)	1,410,263	$141	5,750,000	$575	$7,436,723	$(2,437,438)	$5,000,001

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

DMY TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(2,436,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(758,660)
Changes in operating assets and liabilities:
Prepaid expenses	(390,077)
Accounts payable	32,973
Accrued expenses	2,391,005
Franchise tax payable	75,072
Income tax payable	127,733

Net cash used in operating activities	(958,672)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	24,990
Repayment of note payable to related parties	(89,844)
Proceeds from sale of Units, gross	230,000,000
Proceeds from sale of Private Placement Warrants	6,600,000
Payment of offering costs	(5,094,864)

Net cash provided by financing activities	231,440,282
Net change in cash	481,610
Cash - beginning of the period	—

Cash - end of the period	$481,610

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$50,000
Offering costs included in accounts payable	$5,473
Offering costs included in note payable	$64,854
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Value of Class A common stock subject to possible redemption	$215,897,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

dMY Technology Group, Inc. (the “Company”) was incorporated in Delaware on September 27, 2019. The Company has no activity for the period from September 27, 2019 (inception) through September 30, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for an initial business combination on companies within the mobile application (“app”) ecosystem or consumer internet companies with enterprise valuations in the range of $500 million to $1.5 billion, though the Company’s search may span many consumer software segments worldwide. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from September 27, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 27, 2020, the Company entered into a Business Combination Agreement, which was later amended on October 9, 2020, with Rush Street Interactive, LP, a Delaware limited partnership, the sellers set forth on the signature pages thereto, the Sponsor, and Rush Street Interactive GP, LLC, a Delaware limited liability company, in its capacity as the sellers’ representative, as disclosed in a Form 8-K filed on October 13, 2020.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $482,000 in its operating bank account, a working capital deficit of approximately $1.8 million, and approximately $759,000 of interest income available in the Trust Account for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the Note (as defined below) of approximately $90,000 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 19, 2020, the Company repaid the Note (as defined below) in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of the initial Business Combination or one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses, and franchise and income taxes payable approximate their fair values due to the short-term nature of the instruments.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 21,589,737 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for Class A common stock is determined by dividing the gain on marketable securities (net), dividends and interest, held in Trust Account of approximately $118,000 and approximately $759,000, for the three and nine months ended September 30, 2020, respectively, net of applicable taxes available to be withdrawn from the Trust Account of approximately $64,000 and approximately $278,000 for the three and nine months ended September 30, 2020, respectively, resulting in net income of approximately $53,000 and approximately $480,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $2.4 million and approximately $2.9 million for the three and nine months ended September 30, 2020, respectively, less income attributable to Class A common stock of approximately $54,000 and $481,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020 and December 31, 2019.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $482,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that will provide that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, to the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $70,000 in expenses in connection with such services during the three and nine months ended September 30, 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations.

The Sponsor, executive officers and directors, or any of their respective affiliates can be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates.

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

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019, there were no shares of Class A common stock issued or outstanding. As of September 30, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,589,737 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In November 2019, the Company issued 5,750,000 shares of Class B common stock, including an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 25, 2020, the underwriter exercised its over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture. As of September 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust	$230,758,660	$—	$—

As of September 30, 2020, the Investments held in the Trust Account were comprised of U.S. Treasury securities, maturing in December 2020 with an aggregate fair value of $230,755,840 and a cash balance of $2,820.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

DMY TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the balance sheet was available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 1 regarding the amended Business Combination Agreement, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

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

As indicated in the accompanying financial statements, at September 30, 2020, we had approximately $482,000 in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On July 27, 2020, we entered into a Business Combination Agreement, which was later amended on October 9, 2020, with Rush Street Interactive, LP, a Delaware limited partnership, the sellers set forth on the signature pages thereto, the Sponsor, and Rush Street Interactive GP, LLC, a Delaware limited liability company, in its capacity as the sellers’ representative.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of gain on marketable securities, dividends and interest, on investment held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $2.3 million, which consisted of approximately $118,000 in interest income in operating account and gain on marketable securities (net), dividends and interest, held in Trust Account, offset by approximately $2,351,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $14,000 in income tax expense.

For the nine months ended September 30, 2020, we had net loss of approximately $2.4 million, which consisted of approximately $759,000 in interest income in operating account and gain on marketable securities (net), dividends and interest, held in Trust Account, offset by approximately $2,917,000 in general and administrative expenses, $150,500 in franchise tax expense, and approximately $128,000 in income tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $482,000 in its operating bank account, a working capital deficit of approximately $1.8 million, and approximately $759,000 of interest income available in the Trust Account for our tax obligations.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the note of approximately $90,000 from our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On March 19, 2020, we repaid the note in full to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

We do not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of the initial Business Combination or one year from the issuance of these financial statements. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 21,589,737 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for Class A common stock is determined by dividing the gain on marketable securities (net), dividends and interest, held in Trust Account of approximately $118,000 and approximately $759,000, for the three and nine months ended September 30, 2020, respectively, net of applicable taxes available to be withdrawn from the Trust Account of approximately $64,000 and approximately $278,000 for the three and nine months ended September 30, 2020, respectively, resulting in net income of approximately $53,000 and approximately $480,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $2.4 million and approximately $2.9 million for the three and nine months ended September 30, 2020, respectively, less income attributable to Class A common stock of approximately $54,000 and $481,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

On February 25, 2020, we consummated the Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A Common Stock and one-half of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Public Warrants are exercisable. The Public Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Initial Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the Public Warrants either for cash once the Public Warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the Public Warrants become exercisable.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 16th day of November, 2020.

DMY TECHNOLOGY GROUP, INC.

By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer