Form 10-K
period 2020-12-31
Rush Street Interactive, Inc.
filed 2021-03-25
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO

Commission File Number 001-39232

RUSH STREET INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3626708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Suite 950 Chicago, Illinois 60611	(312) 915-2815
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Class A common stock, $0.0001 par value per share	“RSI”	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	“RSI WS”	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $230,690,000 based upon the closing sales price for the registrant’s Class A common stock of $10.03 as reported by the New York Stock Exchange. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 22, 2021, there were 52,663,939 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 160,000,000 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding, and 9,303,623 warrants to purchase Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual report on Form 10-K, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements.

•	competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects;

•	economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling their seasons due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;

•	our growth prospects may suffer if we are unable to develop successful offerings, if we fail to pursue additional offerings or if we lose any of our key executives or other key employees;

•	our business is subject to a variety of U.S. and foreign laws (including Colombia, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;

•	failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us;

•	we rely on information technology and other systems and platforms (including reliance on third-party providers to validate the identity and location of our customers and to process deposits and withdrawals made by our customers), and any breach or disruption of such information technology could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties;

•	the requirements of being a public company, including compliance with the SEC’s requirements regarding internal controls over financial reporting, may strain our resources and divert our attention, and the increases in legal, accounting and compliance expenses that will result from our recent Business Combination (as defined below) may be greater than we anticipate;

•	we license certain trademarks and domain names to RSG and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects; and

•	we currently and will likely continue to rely on licenses and service agreements to use the intellectual property rights of third parties that are incorporated into or used in our products and services.

Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

Limitations of Key Metrics and Other Data

The numbers for our key metrics, which include our monthly active users (“MAUs”) and average revenue per MAU (“ARPMAU”), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base and activity levels for the applicable period of measurement, there are inherent challenges in measuring usage of our offerings across large online and mobile populations across numerous jurisdictions. In addition, we are continually seeking to improve our estimates of our user base and user activity, and such estimates may change due to improvements or changes in our methodology.

We regularly evaluate these metrics to estimate the number of “duplicate” accounts among our MAUs and remove the effects of such duplicate accounts on our key metrics. A duplicate account is one that a user maintains in addition to his or her principal account. Generally duplicate accounts arise as a result of users signing up to use more than one of our brands (i.e., BetRivers and PlaySugarHouse) or to use our offerings in more than one jurisdiction, for instance when a user lives in New Jersey but works in Pennsylvania. The estimates of duplicate accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or user names. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate accounts and may improve our ability to evaluate a broader population of our users. Duplicate accounts are very difficult to measure, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.

Our data limitations may affect our understanding of certain details of our business. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our key metrics and related information and estimates, including the definitions and calculations of the same, may differ from those published by third parties or from similarly titled metrics of its competitors due to differences in operations, offerings, methodology and access to information.

The data and numbers used to calculate MAUs and ARPMAU discussed in this Annual Report only include U.S.-based users unless stated otherwise.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, each of the terms the “Company,” “Rush Street Interactive,” “RSI,” “we,” “our,” “us” and similar terms used herein refer collectively to Rush Street Interactive, Inc., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, other than certain historical information which refers to the business of Rush Street Interactive, LP prior to the consummation of the Business Combination.

Overview

RSI is a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S. and Latin American markets. Our mission is to provide our customers with the most player-friendly online casino and online sports betting experience in the industry. In furtherance of this mission, we strive to create an online community for our players where we are transparent and honest, treat our players fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide them with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.

We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting (i.e., sports betting services provided to bricks-and-mortar casinos), as well as social gaming, which involves free-to-play games that use virtual credits that can be earned or purchased. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer a combination of real-money online casino, online sports betting and retail sports betting in nine U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Colorado		✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Michigan	✓	✓	✓
Pennsylvania	✓	✓	✓
New Jersey	✓	✓
New York			✓
Virginia		✓

In 2018, we also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally.

Our real-money online casino and online sports betting offerings are provided under our BetRivers.com and PlaySugarHouse.com brands in the United States and under our RushBet.co brand in Colombia. We operate and/or support retail sports betting for our bricks-and-mortar casino partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands in certain markets as well. Our decision about what brand or brands to use is market-specific and partner-specific, and is based on brand awareness, market research and marketing efficiency.

Our proprietary online gaming platform is the foundation of our digital business and reflects a suite of technologies that together provide a leading management, administrative, reporting and regulatory compliance end-to-end solution that powers our operations with respect to our online offerings. It incorporates multiple sophisticated technologies and provides a central back-office function to manage player accounts, payments, risk, a wide range of proprietary bonusing and loyalty programs and features, while ensuring that we can deliver a seamless experience for both players and gaming operators. Our technology platform is flexible and supports both real-money online offerings and social gaming on a single code base.

In 2014, we acquired the source code that served as the starting point for our online gaming platform, and since then we have continued to develop, improve and support it with a talented in-house product development team. We began offering online casino in the United States using this platform in September 2016. Following the lifting of the federal restrictions on sports betting in May 2018 as a result of the U.S. Supreme Court’s repeal of the Profession and Amateur Sports Protection Act of 1992 (“PASPA”), we began offering online sports betting using the same proprietary online gaming platform with the same emphasis on player-friendly features.

Experienced gaming operators Neil Bluhm, Greg Carlin and Richard Schwartz founded Rush Street Interactive, LP (“RSILP”), which is now an indirect subsidiary of RSI, with the goal of offering real-money online gaming products in legal and regulated markets with a particular focus on the emerging U.S. markets. Prior to the Business Combination (as defined below), our founders had invested approximately $50 million into RSILP. This capital was primarily used to fund the development of our proprietary online gaming platform and offerings, recruit and grow an experienced team, and expand into new geographic and product markets.

Corporate History, Background and Business Combination

We were initially a blank check company called dMY Technology Group, Inc. (“dMY”), incorporated as a corporation in Delaware on September 27, 2019, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 29, 2020, dMY consummated the transactions contemplated by the business combination agreement dated as of July 27, 2020, as amended and amended and restated (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), and in connection therewith:

(i)	dMY acquired RSILP in an umbrella partnership–C corporation (“Up-C”) structure, in which substantially all the assets of the Company are held by RSILP, and the Company’s only assets are its equity interests in RSILP;

(ii)	the holders of equity interests of RSILP (the “Sellers”) retained certain of their Class A common units of RSILP (the “RSILP Units”) and received an equal number of Class V common stock, par value $0.0001 per share, of the Company (the “Class V Voting Stock”);

(iii)	the Company issued and sold to subscribers in a private placement an aggregate of 16,043,002 shares of Class A common stock, $0.0001 par value per share (“Class A Common Stock”), at $10.00 per share (the “PIPE”); and

(iv)	dMY changed its name to “Rush Street Interactive, Inc.”

Beginning on the six month anniversary of the Closing, the Sellers will have the right to exchange the RSILP Units retained by the Sellers (the “Retained RSILP Units”) for either one share of Class A Common Stock or, upon certain conditions, the cash equivalent of the market value of one share of Class A Common Stock. For each Retained RSILP Unit so exchanged, the Company will cancel one share of the Class V Voting Stock.

A description of the material terms of the Business Combination and ancillary agreements entered into in connection therewith is set forth in the Registration Statement on Form S-1, Registration No. 333-252810, filed with the SEC on February 5, 2021, which is incorporated herein by reference.

Our Business and Operating Models

We enter new markets by leveraging our proprietary online gaming platform and our ability to provide either a full-suite service model or a customized solution to fit a specific situation. Our business model is designed to be nimble, innovative and customer-centric. By leveraging our dynamic proprietary online gaming platform, we aspire to be “first to market” where real-money online gaming has been newly legalized and where our management determines that it is desirable to enter such market.

Our principal offerings are our real-money online casino and online sports betting products. These products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand. We also provide a variety of retail sports betting solutions to service land-based casino partners and leverage our social gaming offerings to increase customer engagement and build online databases in key markets both before and after legalization and regulation.

We currently generate revenue through two operating models: (i) business-to-consumer (“B2C”) and (ii) business-to-business (“B2B”). Through our B2C operations, we offer online casino, online sports betting and social gaming directly to the end customer through our websites or apps. B2C is our primary operating model, contributing more than 99% of our total revenue for the years ended December 31, 2020 and 2019, and we expect that it will continue to be our primary operating model into the future. We believe this is a flexible operating model that permits us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our land-based partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission.

Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a land-based operator such as a bricks-and-mortar casino. Consequently, we leverage our relationships with bricks-and-mortar casinos and vendors in the gaming industry to find high-quality and reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market.

To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards players in exciting, fair and transparent ways. We recognize and reward player loyalty by, among other things, ensuring that there are exciting benefits at each of the player loyalty levels we currently offer. Each of our online gaming customers is a member of our customer loyalty program. We grant bonus store points to our customers based upon completed bets. Once earned, such points can be redeemed to unlock bonus incentives and to play our proprietary bonus games, providing further opportunities to win prizes and bonus dollars. Customers also have the option to “bank” awarded bonuses in our proprietary “bonus bank”, which they can draw from whenever they wish under our industry-leading 1x wager playthrough requirement, meaning that they may only place one bet with the bonus dollars before cashing out any winnings. Based on research and player feedback, we attempt to address player concerns about the general lack of transparency in the industry around awarding, redeeming and tracking bonuses by enabling players to easily track their loyalty and bonus progressions and giving players control over when and how to redeem their rewards.

Although we strive to be a first-mover in most new markets, and we have been a first-mover in many markets, we have also achieved success when we were not the first to enter a market. For example, we entered the New Jersey online casino market approximately three years after that market opened and there were already numerous competitors in the market at that time. Less than three years after beginning operations in New Jersey, we were the #4 online casino brand in New Jersey based on revenue, out of 19 total operators in the market at that time, according to the Eilers & Krejcik Gaming (“EKG”) United States Online Casino Tracker for April 2019.

We believe our success in New Jersey is also noteworthy because we compete with many other companies that have affiliated land-based casinos in the state. Neither us nor RSG, an affiliated land-based casino operator, operate a bricks-and-mortar casino in New Jersey. Thus, we believe our performance in New Jersey demonstrates that we can be successful in entering competitive markets even without the benefit of an affiliated bricks-and-mortar casino presence.

Competitive Strengths

As we continue to expand in existing and new jurisdictions, we believe we are well-positioned to maintain and build upon our accomplishments by virtue of our competitive strengths:

Proprietary Online Gaming Platform. Owning a proprietary online gaming platform has allowed us to innovate quickly and introduce numerous unique, player-friendly features. We believe these features have helped increase conversion rates from registrations to first-time depositors, improve customer engagement and retention and increase customer spending. Further, we can update our online gaming platform at a rate that we believe is among the fastest in the industry. As the U.S. online gaming industry develops, our online gaming platform should help us better cater to the evolving needs of our current and potential customers and partners. In the long run, we believe our online gaming platform will lead to reduced costs and improved revenue per customer relative to our peers, many of which license their online platforms from third parties.

Unique and Diversified Product Offering. We have prioritized the customization of our offerings, bonusing of our customers and optimization of our platform. For example, we have developed some of our own online casino games, which are higher margin for us than those licensed from third parties. We have also developed and incorporated numerous proprietary bonusing features that appeal to casino and sports betting customers alike. Our omni-channel platform provides a vast amount of functionality such as location-based decisioning, unified conditional bonusing, gamified award scenarios, player dashboards (online and at retail), promotional games, real-time awards and promotion management, sophisticated reporting and responsible gaming features, among others.

Market Access and Speed to Market. We currently operate online casino and/or online sports betting in eight states (Colorado, Illinois, Indiana, Iowa, Michigan, New Jersey, Pennsylvania and Virginia) with an aggregate population of approximately 68.7 million people. In addition, we have currently secured potential market access to New York, Ohio, Maryland, Missouri and if certain conditions are met, Texas, in each case subject to certain legislative and/or regulatory developments or approvals, which have an aggregate population of approximately 73.0 million people. We have a proven ability to quickly enter markets as they are regulated. For instance, in the last 24 months, we have been “first to market” or among the “first to market” where multiple operators were granted approval to launch at the same time, in Colorado, Illinois, Indiana, Michigan and Pennsylvania for online sports betting and in New York and Illinois for retail sports betting.

Flexible Business Model. We believe we are well positioned to serve newly regulated jurisdictions regardless of the form of their regulations. Our flexible business model enables us to function as a B2C operator or a B2B supplier or joint venturer, depending on market conditions, applicable laws and regulations, and the needs of our partners. This flexibility should allow us to have a core advantage in securing market access and help us address the largest potential total addressable market (“TAM”).

Large TAM with International Opportunity. We believe our TAM is larger than most U.S.-only operators because of our international real-money online gaming and betting operations in Colombia as well as our flexible business model as described directly above. We believe this experience will help us enter other regulated Latin American markets and beyond.

Broad Demographic Appeal of our Brands & Products. We also believe that our brands, offerings and marketing strategies have demonstrated an appeal to both female and male customers, as evidenced by an approximately 52-48 female/male split in our active U.S. online casino-only players during calendar year 2020. We believe that while many sports-centric brands appeal more to male customers, our brands and offerings (especially our slot machine game play experience) appeal strongly to female customers – an important demographic for high-value offerings such as online slot machine games.

Compelling Unit Economics. Based on our performance to date, including in New Jersey, currently the most highly competitive U.S. market in terms of the number of online gaming operators, we believe that we can achieve industry-leading lifetime value to customer acquisition cost ratios. Despite entering the New Jersey online casino market nearly three years after it launched, we generated revenue in excess of six times the advertising costs to acquire those same customers in those customers’ first three years after becoming active on our platform. As shown in the table below, we were able to recoup our acquisition costs on a gross revenue basis within five months of launching in New Jersey. We believe this rapid return on advertising spending is a result of our expertise in strategically targeting, acquiring, engaging and retaining the right customers.

Lifetime Value / Customer Acquisition Cost in New Jersey

Source: RSI management estimates. Data represents cumulative gross gaming revenue before a deduction of promotional credits divided by customer acquisition costs. Data represents all player cohorts that signed up since January 2017.

Seasoned Executive Team. Our executive team has significant global gaming experience, including with online market leaders such as WMS Industries (now Scientific Games), Playtech and the Kindred Group. Our President Richard Schwartz, CIO Einar Roosileht and COO Mattias Stetz all had online gaming experience prior to joining RSI, which we believe has been instrumental in helping capture U.S. market share. Our Chairman Neil Bluhm and our CEO Greg Carlin each have a proven track record of developing world-class land-based casinos, and Mr. Bluhm has developed numerous successful real estate projects.

Social Gaming Platform. We offer social gaming on the same proprietary online gaming platform as our real-money offerings, which allows us to build customer databases in jurisdictions where real-money gaming is not yet regulated or legal. Having both of these products on the same platform allows us to invest in markets before real-money gaming has launched. We believe our social gaming offering strengthens brand awareness and engagement from existing players, helps to acquire new players and drives increased visitation to our partners’ bricks-and-mortar properties.

Growth Strategies

As we continue to invest in our core competitive advantages and improve the user experience for our customers, we believe we will remain well positioned to expand upon our existing leadership position in the online casino and online sports betting industries. We have established several key areas of strategic focus that will guide the way we consider our future growth:

Access new geographies. With our experience in regulated gaming jurisdictions in the United States and Latin America, we are prepared to enter new jurisdictions as online casino and sports betting are authorized. Whether we enter a new jurisdiction as an online operator marketing directly to end users or on behalf of our land-based partner (B2C), as a platform provider to a third-party (B2B), or any permutation of the foregoing, our goal is to be ready to enter jurisdictions that provide for legal online casino and sports betting where we believe conditions enable us to earn a strong return on our invested capital.

Leverage existing customer-level economics to increase marketing spending. Since January 2017, we have generated approximately 7.4 times the lifetime revenue per the acquisition cost to acquire those same players in New Jersey. We may see opportunities to leverage those attractive economics to increase marketing spending in New Jersey and other jurisdictions on a strategic basis and where we project acquiring incremental players will generate revenue that exceed our internal targets.

Continue to invest in our offerings and our platform. We have established a set of competencies that we believe position us at the forefront of the evolving online casino and online sports industry. We will continue iterating on our core user experiences while reinforcing the data-driven, marketing and technological infrastructure that allows us to continue to scale our offerings. We plan to continue to invest in our customers and our offerings as we remain driven to keep customers engaged while expanding the capabilities of our platform that will enable us to rapidly reach new jurisdictions and attract new customers.

Continue to invest in personnel. In furtherance of accessing new jurisdictions, we have been and plan to continue to grow our operational, technology and corporate services teams to broaden product development capabilities, innovation and efficiency, reduce reliance on third parties and scale digital user capabilities.

Acquisitions. On a targeted basis, we will seek out acquisition targets that enable us to accelerate our technology plans, obtain exclusive content, expand our customer reach or add efficiencies that potentially bring third-party costs in-house.

Human Capital Resources

We strongly believe that our people are a key reason for our success. As such, we focus heavily on our people, starting with the recruiting process to ensure we are hiring the right people who have a desirable skillset while enhancing our corporate culture. Once hired, we strive to empower our people and encourage creativity, collaboration and entrepreneurship. We provide, among other things, on-the-job training to support the development and advancement of our employees. Our corporate culture focuses heavily on valuing employees and enabling them to grow, succeed and take on roles and projects that utilize their strengths. Recognizing our people’s accomplishments, both professionally and personally, is also crucial to our corporate culture. Furthermore, we believe that developing a diverse, inclusive and safe workplace for our people will enable our people to be more productive and ultimately will result in our long-term success.

We have built a team of talented industry professionals, primarily focused on technology and operations, who are supported by a highly experienced senior management team with significant experience in the online and land-based gaming industries. We believe our corporate culture combined with our growth and success has created very high rates of employee retention.

As of March 22, 2021, we had a global workforce of approximately 264 employees and contractors, with approximately 37% of our people working in technical roles. Approximately 50% of our people are based in the United States with the remaining 50% being based elsewhere in the world, including Canada, Colombia, Estonia and Mexico.

Our Products and Economic Model

Our Revenue-Generating Product Offerings

We offer real-money online casino, online sports betting and/or retail sports betting in nine U.S. states and Colombia. We also provide social gaming, where players are given virtual credits to enjoy free-to-play games.

Our revenue is predominantly generated from our U.S. operations with the remaining revenue being generated from our Colombian operations. See Note 2 to our audited consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings.

Online Casino

Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette) and slot machines. For these offerings, we function similarly to bricks-and-mortar casinos, generating revenue through hold, or gross winnings, as players play against the house. Like bricks-and-mortar casinos, there is volatility with online casino, but as the volume of bets placed increases, the revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than online sports betting revenue.

Our online casino offering consists of licensed content from leading suppliers, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from the casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to players in jurisdictions where use is approved by the regulatory authorities. We pay much lower fees on revenue generated through our self-developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and our single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.

Online casino revenue is generated based on total player bets less amounts paid to players for winning bets, less incentives awarded to players, plus or minus the change in the progressive jackpot reserve.

Online Sports Betting

Online sports betting involves a user placing a bet on the outcome of a sporting event, or a series of sporting events, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to its customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a long-term betting win margin. In addition to traditional fixed-odds betting, we also offer other sports betting products including in-game betting and multi-sport parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering.

Integrated into our online sports betting platform is a third-party risk and trading platform currently provided by certain subsidiaries of Kambi Group plc.

Online sports revenue is generated based on total player bets less amounts paid to players for winning bets, less incentives awarded to players, plus or minus the change in unsettled sports bets.

Retail Sports Betting

We provide retail sports services to land-based casinos in exchange for a monthly commission that is calculated based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook (i.e., within a bricks-and-mortar casino), technical support for the casino’s customers, customer support, risk management, advertising and promotion, and support for third-party sports betting equipment.

In addition, certain relationships with business partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total player bets less amounts paid to players for winning bets, less other incentives awarded to players.

Social Gaming

We provide social gaming where players are given virtual credits to enjoy free-to-play games. Players who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no independent monetary value and can only be used within our social gaming platform.

Our social gaming business has three main goals: building online databases in key markets ahead of and post-legalization and regulation; generating revenues; and increasing engagement and visitation to our bricks-and-mortar casino partner properties. Our social gaming products are a marketing tool that keeps the applicable brands at the top of our players’ minds and engages with players through another channel while providing the entertainment value that players seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.

We recognize deferred revenue when players purchase virtual credits and revenue when those credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.

Costs and Expenses

Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries and benefits of dedicated personnel. These costs are variable in nature and should correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based operators that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer). Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).

Advertising and Promotions Costs. Advertising and promotion costs consist primarily of costs associated with marketing the product via different channels, promotional activities and the related costs incurred to acquire new customers. These costs include salaries and benefits for dedicated personnel and are expensed as incurred.

Our ability to effectively market is critical to our success. Using dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use earned media and paid marketing channels, in combination with compelling offers and unique game and site features, to attract and engage customers. Further, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the products offered in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.

With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of which advertising methods and channels are working and which ones are not.

General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs. As part of the certain agreements with key executives, share-based awards in the form of profit interests were granted. Share-based compensation expense consists of the expenses related to the vesting of these awards in addition to the remeasurement of liability-classified awards. See Note 8 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment over the useful lives as well as amortization of market access licenses and gaming jurisdictional licenses over the useful lives. See Notes 2, 4 and 5 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Distribution

We distribute our offerings through various channels, including websites (traditional and mobile), direct application downloads and global direct-to-consumer digital platforms such as the Apple App Store, and we expect to offer some or all of our apps in the Google Play store in the near future.

B2C Market Access. We have developed proprietary technology, product offerings and partnerships to create a sustainable advantage in the online casino and sports betting industry. Strategic multi-year arrangements with land-based partners such as bricks-and-mortar casinos or Native American tribes enable us to make our offerings available to players in certain jurisdictions using a B2C operating model. Currently, we have the following arrangements in place where legislation or regulations require us to enter the market through a relationship with a land-based partner or we have otherwise determined that entering into such an arrangement is desirable:

•	An agreement with Golden Nugget Atlantic City Casino, which enables us to operate online casino in New Jersey;

•	An agreement with Monmouth Racetrack, which enables us to operate online sports betting in New Jersey;

•	An agreement with SugarHouse Casino (since renamed Rivers Casino Philadelphia), which enables us to operate online casino and online sports betting throughout Pennsylvania;

•	An agreement with Rivers Casino Pittsburgh, which enables us to operate online casino under the Rivers Casino Philadelphia license, and online sports betting throughout Pennsylvania;

•	We expect to memorialize in writing our existing agreement with Rivers Casino Des Plaines, which will enable us to continue operating online sports betting in Illinois and online casino if authorized in Illinois (we have been operating online sports betting under the Rivers Casino Des Plaines gaming license under that agreement);

•	An agreement with French Lick Resort, which enables us to operate online and retail sports betting in Indiana and online casino if authorized in Indiana;

•	An agreement with Wild Rose Casino & Resort, which enables us to operate online sports betting in Iowa and online casino if authorized in Iowa;

•	An agreement with J.P. McGill’s Hotel & Casino, which enables us to operate online sports betting in Colorado;

•	An agreement with the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians, which enables us to operate online and sports betting and online casino in Michigan;

•	An agreement with Rivers Casino & Resort Schenectady, which enables us to offer online sports betting and online casino if either or both of those activities are authorized in New York;

•	An agreement with Rivers Casino Portsmouth, which enables us to operate online sports betting in Virginia and online casino if authorized in Virginia;

•	An agreement with Mountaineer Casino, Racetrack & Resort, which enables us to offer online casino in West Virginia;

•	An agreement with Penn National Gaming, Inc. (NASDAQ: PENN), which enables us to offer online sports betting and online casino, in each case if two or more skins are authorized in Ohio, Maryland and Missouri, and depending on certain conditions being met, Texas; and

•	An agreement with Coushatta Casino Resort, a gaming enterprise owned and operated by the Coushatta Tribe of Louisiana, to offer Coushatta Casino Resort-branded free-to-play social casino services.

B2B Distribution. We also have relationships with the following partners through a B2B operating model:

•	An agreement with SugarHouse Casino (since renamed Rivers Casino Philadelphia) for us to provide retail sports betting services at Rivers Casino in Philadelphia;

•	An agreement with Rivers Casino Pittsburgh for us to provide retail sports betting services at Rivers Casino in Pittsburgh;

•	An agreement with Rivers Casino & Resort Schenectady for us to provide retail sports betting services at Rivers Casino & Resort Schenectady in New York;

•	An agreement with Rivers Casino Des Plaines for us to provide retail sports betting services at Rivers Casino Des Plaines in Illinois;

•	An agreement with the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians to provide retail sports betting services at their Little River casino in Michigan; and

•	An agreement with Rivers Casino Portsmouth to provide retail sports betting services at the yet-to-be-developed Rivers Portsmouth Casino in Virginia.

Our Development Team

Our development team is led by our Chief Information Officer, Einar Roosileht, and consists of a set of cross functional product development teams comprised of talented individuals with expertise in system architecture, client and server-side product engineering, database architecture, product, engineering and project management, website and native app design and development, security and technical support. Consistent with our overall corporate strategy, the team constantly aims to innovate and differentiate our online offerings.

Proprietary Online Gaming Platform

Our proprietary online gaming platform has been developed and is operated by a seasoned team with global online gaming experience operating across product categories, with particular expertise in the two largest online/mobile product categories: casino and sports betting. We believe our online gaming platform and technology stack give us the ability and flexibility to provide a personalized, data-driven player journey. The ability to customize the playing experience for each player is a key feature of our online gaming platform. We achieve player personalization by analyzing player history and transactions, and offering customized promotions and real-time, betting-driven bonusing.

As demonstrated in the picture below, in addition to developing a robust online gaming platform, we have developed and are continuing to improve proprietary modules for our online casino and sports betting product verticals in order to offer unique and differentiated experience to our customers. Such modules include both frontend and backend components and flexible management tools, which our operations teams use to customize experiences for different player segments. Content for both online casino games and sports betting offers primarily comes from integrated third parties. In addition to developing proprietary technology, as a vertically integrated technology company we operate our own products and platform, with our customer service and marketing operations teams leveraging powerful existing analytics solutions, which are a part of our online gaming platform.

We can develop and implement new features in real-time, which we believe enhances the customer experience and increases customer retention. By owning our own online gaming platform, we can more easily improve and customize the player experience and incorporate key aspects of our operational services into our offerings:

•	Payments & Risk Management

•	Regulatory Online Reporting & Accounting / Online Gaming Compliance

•	Website Management / Games Management / Live Tech Ops / Security

•	Online Affiliate Management & Tracking

•	Retention / CRM / Business Intelligence & Analytics

•	Customer Service

In addition, owning our online gaming platform enables us to prioritize speed to market for new offerings while providing an engaging and unique user experience. Since 2016, we have leveraged our platform to expand our real-money operations and launch in new markets. Additionally, we were the first company to launch (or among the first to launch if multiple operators launched on the same day) online or retail sports betting in several of the markets in which we operate, which we believe has allowed us to acquire customers at a lower cost than we could have if launching in a more mature market.

Our Industry and Opportunity

We currently operate within the online gaming and entertainment industry. The global gaming industry includes a wide array of products such as lotteries, bingo, slot machines, casino games and sports betting, across land-based and online platforms. The industry has various operators and stakeholders across the private and public sectors, including traditional bricks-and-mortar casinos, state-run lottery operators, Native American tribes, legacy online gaming operators, racetracks/racinos/video lottery terminals, gaming content providers, gaming regulators, gaming technology companies and payment processors.

Recently, online gaming has seen outsized growth and increased penetration. Per EKG, regulated online gaming grew in Europe, the most mature online gaming market in the world, at an annual rate of 11% from 2018 to 2019, and according to the European Gaming & Betting Association (the “EGBA”), Europe’s online gambling revenue is expected to increase by 7% from 2019 to 2020, despite cancellations and postponements of major European sports in 2020. The EGBA also projects a 7% growth rate through 2025 in European online gaming revenue.

We believe the following trends are potential drivers of growth in this industry:

•	New jurisdictions in the United States and internationally authorizing and/or privatizing their online casino and online sports betting industries; and

•	Increased consumer adoption of digital and online activities, including casino and sports betting. While many other large U.S. industries (i.e., banks, retail stores, movies, etc.) digitalized over a decade ago, the U.S. gaming industry has just started to do so more recently.

In the past decade, there has been significant regulatory momentum with respect to online gaming across the globe. This momentum has been particularly relevant in developed nations whose citizens generally have disposable income to spend on entertainment and gaming. For example, the U.K., Denmark, France, Spain, Italy, Ireland, Denmark, Poland, Sweden and Switzerland have legalized and regulated online casino and online sports betting. In addition, several U.S. states, Mexico, certain jurisdictions in Argentina and Colombia have introduced regulated sports betting in recent years. Canada has also introduced legislation to allow single-game sports betting where to date, sports betting has been limited to parlay cards. All these countries are in the “high income” income group according to the World Bank. We expect this trend to continue into the future, most notably in the United States.

U.S. Gaming Industry

We see tremendous opportunity in the U.S. online gaming market. As U.S. jurisdictions become regulated and mature, online gaming penetration may approach that of other developed nations. For example, the UK Gambling Commission (“UKGC”) reported that approximately 40% of the U.K.’s gross gaming revenue during the period April 2019 to March 2020 (a period that was largely unaffected by the impacts of the COVID-19 pandemic) came from online gaming. To put that U.K. figure into context, Pennsylvania, which launched online casino and sports betting in H1 2019, generated a combined $1.71 billion in taxable revenue from land-based casino, online casino and online sports betting revenue in H2 2019 (a period largely unaffected by the impacts of the COVID-19 pandemic) according to data from the Pennsylvania Gaming Control Board. Of this amount, only approximately 4.5% came from online casino and online sports betting. During H2 2020, when the United States was experiencing many of the effects of the COVID-19 pandemic, including stay-at-home orders, shutdowns of bricks-and-mortar businesses and cancellations of sporting events, Pennsylvania generated a combined $1.62 billion in taxable revenue from land-based casino, online casino and online sports betting according to Pennsylvania Gaming Control Board. Of this amount, 29.3% came from online casino and online sports betting. Although the United States has a much more significant land-based casino industry than the U.K., we believe these statistics show the future opportunity for online gaming in the United States.

U.S. Online Casino

Currently, online casino is authorized in fewer states than sports betting. As of the date hereof, online casino is authorized only in six states: Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). We believe there is great potential for revenue growth as new markets open in the United States. For example, the mature land-based U.S. casino industry is sizable, with estimated combined revenues in 2019 for U.S. land-based commercial and tribal casinos of approximately $78.2 billion based on data from the National Indian Gaming Commission in Washington D.C. and the American Gaming Association.

In the latter half of 2013, New Jersey became the first U.S. state to legally permit online casino. That market got off to a slow start; however, online casino revenue in New Jersey has risen steadily over the last several years. Notably, online casino revenue was not negatively impacted when New Jersey began permitting online sports betting in 2018. Online casino revenue from slot machines and table games in New Jersey grew from $277.3 million in 2018 to $461.8 million in 2019 according to the New Jersey Division of Gaming Enforcement. Furthermore, land-based casino revenue in New Jersey grew during that same period from $2.51 billion in 2018 to $2.69 billion in 2019 according to the New Jersey Division of Gaming Enforcement, showing that land-based casino revenue can grow at the same time that online casino revenue grows. This fact may serve as a catalyst for lawmakers in other states with land-based casinos to consider authorizing online casino.

In New Jersey in 2020, online casino revenue continued to increase to $931.6 million while revenues from land-based casinos decreased to $1.51 billion. We believe this trend in online and land-based casino revenues for New Jersey from 2019 to 2020 is not indicative of the expected longer-term trend of continued online and land-based casino revenue growth because of the impacts of COVID-19 in 2020, which likely resulted in decreased revenue for land-based casinos and increased revenue for online casinos because of, among other things, stay-at-home orders and shutdowns of brick-and-mortar casinos.

We believe that more states have and will consider authorizing online casino for the following reasons, among others:

•	We believe that COVID-19 has resulted in increased expenses and/or reduced tax revenue in many states, increasing the need for new sources of tax revenue.

•	In states that have land-based casinos, COVID-19 caused temporary casino closures, which reduced tax revenue.

•	We believe that COVID-19 has caused increased general consumer adoption of digital activity, including online gaming.

•	Online casino generated more tax revenue compared to online sports betting in New Jersey and Pennsylvania in 2020, meaning authorizing online sports betting alone may not optimize tax revenue.

•	Land-based casino revenue grew as online casino revenue grew in New Jersey from 2018 to 2019, demonstrating that land-based casino revenue can grow with online casino revenue.

•	We believe that the land-based casino industry, an important stakeholder in many states, generally has shown a wider acceptance of online casino.

Both Pennsylvania and New Jersey were experiencing online casino taxable revenue growth prior to COVID-19; however, that growth accelerated in March 2020 into Q4 2020. The charts below highlight the growth of online slot and table games taxable revenue in New Jersey and Pennsylvania since Q4 2019:

Pennsylvania Online Slot and Table Taxable Revenue ($ in millions)

Source: Pennsylvania Gaming Control Board

New Jersey Online Slot and Table Gross Revenue ($ in millions)

Source: New Jersey Division of Gaming Enforcement

U.S. Sports Betting

On May 14, 2018, the U.S. Supreme Court ruled that PASPA – a nationwide ban of sports betting – was unconstitutional, thus allowing states (beyond the few states that were grandfathered into PASPA by virtue of authorizing sports betting prior to PASPA) to enact their own sports betting laws. Since the U.S. Supreme Court’s decision, as of the date hereof, 22 states and the District of Columbia have legalized sports betting. Of those 23 jurisdictions, 15 states have authorized statewide online sports betting while eight remain retail-only at casinos or retail locations.

According to EKG, the United States generated approximately $1.15 billion in online sports betting revenue in 2020, despite the impacts of COVID-19 and the cancellations, postponement, shortening or rescheduling of sporting events and seasons. While the overall industry is still nascent, growth to date has been strong. For example, December 2020 online sports betting revenue in New Jersey, the first state to regulate sports betting after PASPA was struck down, and Pennsylvania grew 130% and 292% year-over-year, respectively, according to data from the New Jersey Division of Gaming Enforcement and the Pennsylvania Gaming Control Board.

U.S. Sports Betting Policy Landscape

Source: EKG United States Sports Betting Policy Monitor – Released March 2021

We believe the U.S. sports betting market still has significant opportunity for growth. Only 35% of the United States currently has access to online sports betting, per EKG. This fact is significant when one considers that according to the New Jersey Division of Gaming Enforcement, more than 80% of New Jersey sports betting revenue in February 2020, the last month not significantly impacted by the effects of COVID-19 (such as mandatory stay-in-place and closure orders), came via online betting. Populous states such as California, Florida, New York and Texas have not yet legalized online sports betting. We believe the sports betting industry will grow significantly over the next several years as more states authorize sports betting and as current operating markets mature.

Share of Total Monthly Sports Betting Handle (December 2020)

Source: EKG United States Sports Betting Market Monitor – Released February 2021

New Jersey and Pennsylvania, two states that offer online sports betting, accounted for approximately 41% of all U.S. sports betting handle in December 2020 according to EKG. In states that permit online and retail sports betting, online sports betting handle is generally higher than retail handle; however, some states have legalized retail sports betting only (e.g., New York and Arkansas) while other states have legalized restricted forms of online sports betting (e.g., in-person registration required in Nevada and for a period of time in Iowa, Illinois and Rhode Island). As more states legalize and reduce restrictions around online sports betting, we expect that New Jersey and Pennsylvania will hold less dominant positions across the United States.

United States Online Gaming: Estimating the Total Addressable Industry Size

If every U.S. state was to legalize online casino, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $20 billion in revenue. Similarly, if every U.S. state was to legalize online sports betting, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $15 billion in revenue.

Latin America Gaming Industry

Latin America is another area of focus for us. Since 2018, we have been operating online gaming in Colombia, a country with a population of approximately 50 million. We believe this experience will enable us to expand further in Latin America and other countries as more markets become regulated. Online gaming is also authorized in Mexico and Brazil, which have populations of approximately 128.9 million and 212.6 million, respectively. Both Mexico and Brazil still have relatively low internet penetration, with 70% and 67%, respectively, of the population having internet access compared to 87% in the United States and 93% in the U.K., so the expansion of internet penetration in these countries would allow us to grow our revenues from online gaming there to the extent we make our offerings available in those countries.

The highest populated country in Latin America, Brazil, legalized sports betting in December 2018. While the government has been creating a regulatory framework since then, Brazil recently moved to “privatize” its impending sports betting market in response to the COVID-19 pandemic. By including sports betting in its Council of Investment Partnerships Program (IPP), Brazil will allow potential operators to bid on a limited number of sports betting licenses instead of the previous plan that called for an “unlimited” number of operators and tax revenue dispensed to the government. We believe given our experience and success in neighboring Colombia, we will be well-qualified to obtain a sports betting license in Brazil.

Competition

We operate in the global gaming and entertainment industry. Therefore, we generally view any type of discretionary leisure and entertainment provider to be a competitor with respect to our customers’ time and share of wallet. Specifically, in the online casino and sports betting space in the United States (our primary market), our competitors come from two main groups – (i) established online-first companies and (ii) bricks-and-mortar casino and similar gaming establishments. Established online-first companies in the U.S. market include companies such as Flutter Entertainment / The Stars Group (through their FanDuel and FoxBet brands), DraftKings, 888, Roar Digital (through its BetMGM brand and partnership with GVC), Bet365, Betfred and PointsBet, among others. Additionally, we expect competition from U.S. casinos such as Penn National Gaming through its Barstool brand, Golden Nugget Online Gaming, Hard Rock through its Hard Rock Digital brand, Caesars Entertainment through its partnership with William Hill, and Churchill Downs Incorporated. In addition, theScore, Circa Sports and Smarkets have recently entered the U.S. market.

We compete on a number of factors across our B2C offerings. These include, without limitation, our front-end online gaming platform, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and attract new customers, and our regulatory access and compliance experience.

In the B2B space, primarily in the retail sportsbook market, our competitors for include, without limitation, SBTech, US Bookmaking, International Gaming Technology (IGT), Kambi, Playtech and Scientific Games. We compete primarily on the quality and breadth of our technology solutions and support services.

Intellectual Property

Our business relies significantly on the creation, authorship, development, use and protection of intellectual property. This intellectual property consists of, for example, software code, proprietary technology, trademarks, domain names, copyrights, patents and trade secrets that we use to develop and provide our offerings and related services, as well as online betting and gaming content (both proprietary and licensed) and proprietary data acquired from our customers’ use of our offerings and related services.

We own the copyrights in the software code we author. From time to time, we may seek patent protection covering inventions we conceive and pursue the registration of our domain names, trademarks and service marks in the United States and in certain foreign jurisdictions.

We rely on common law rights or contractual restrictions to protect certain of our intellectual property rights, and we control access to our software source code and other trade secrets by entering into confidentiality and intellectual property assignment agreements with our employees and contractors and confidentiality agreements with third parties that have access to our software source code or trade secrets. From time to time, we may assert our rights in our intellectual property as appropriate or desirable against third parties who may be infringing such rights.

Some of the intellectual property we use is owned by third parties, and we have entered into licenses and other agreements with applicable third parties to obtain rights to use such intellectual property. Although we believe we have sufficient rights under such agreements for the intended operation of our business, such agreements often restrict our use of the third parties’ intellectual property and limit such use to specific time periods.

Pursuant to the Business Combination Agreement, RSG and its affiliates assigned to us several of the trademarks and domain names that we use in connection with our business, and we granted to RSG and its affiliates a perpetual, royalty-free license to use certain of these trademarks and domain names in certain fields of use. This license may be either exclusive or non-exclusive based on the field of use and the particular trademark or domain name. This license precludes our use of certain trademarks and domain names in the exclusive fields of use.

Third parties in the sports betting, online gaming and casino, technology and other industries may own patents, copyrights and trademarks and may frequently threaten litigation or file suit against us or request us to enter into license agreements, in each case based on allegations of infringement or other violations of intellectual property rights. Occasionally we have received, and we expect to receive in the future, third-party allegations or cease-and-desist letters, including from our competitors and non-practicing entities, that we have infringed such parties’ intellectual property rights, such as their trademarks, copyrights, and patents. Such allegations may increase as our business grows.

Government Regulation

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate in the gaming and entertainment industry, in particular in the online gaming industry. These industries are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted or enforced in ways that could negatively impact our business.

The gaming industry (inclusive of our online casino and sports betting offerings) is highly regulated, and we must maintain licenses and pay gaming taxes or a percentage of revenue in each jurisdiction in which we operate in order to continue our operations. Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity, honesty and character of the owners, managers and persons with material financial interests in the gaming operations along with the integrity and security of the online casino and sports betting offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect customers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:

•	ensure that unsuitable individuals and organizations have no role in gaming operations;

•	establish procedures designed to prevent cheating and fraudulent practices;

•	establish and maintain anti-money laundering practices and procedures;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	maintain systems for reliable record keeping;

•	file periodic reports with gaming regulators;

•	establish programs to promote responsible gaming; and

•	enforce minimum age and as applicable, location, requirements.

Typically, a state regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies (typically a gaming commission or state lottery) who regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct our business:

•	adopt rules and regulations under the implementing statutes;

•	interpret and enforce gaming laws and regulations;

•	impose fines and penalties for violations;

•	review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;

•	grant licenses for participation in gaming operations;

•	collect and review reports and information submitted by participants in gaming operations;

•	review and approve certain transactions, which may include acquisitions or change-of-control transactions of gaming industry participants and securities offerings and debt transactions engaged in by such participants; and

•	establish and collect fees and taxes in jurisdictions where applicable.

While we believe that we comply in all material respects with all applicable sports betting and online casino laws, licenses and regulatory requirements, we cannot provide assurance that our activities or the activities of our customers, partners or suppliers will not become the subject of any regulatory or law enforcement investigation, proceeding or other governmental action or that any such proceeding or action, as the case may be, would not have a material adverse impact on us or our business, financial condition or results of operations.

Licensing and Suitability Determinations

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or determination of suitability from the responsible authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate and where our customers are located.

Gaming laws generally require us, and each of our direct and indirect subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our stockholders holding 5% or more of our outstanding equity, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Where not mandated by statute, rule or regulation, gaming authorities typically have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable to conduct operations within a given jurisdiction. When determining to grant a license to an applicant, gaming authorities generally consider: (i) the financial stability, good character, honesty, integrity and responsibility of the applicant (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software, including the platform’s ability to operate in compliance with local regulation, as applicable; (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

Gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of a regulatory action; (iii) demand that named individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

Events that may trigger revocation of a gaming license or another form of sanction vary by jurisdiction. However, typical events include, among others: (i) conviction in any jurisdiction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; (ii) failure without reasonable cause to comply with any material term or condition of a gaming license; (iii) declaration of, or otherwise engaging in, certain bankruptcy, insolvency, winding-up or discontinuance activities, or an order or application with respect to the same; (iv) obtaining a gaming license by a materially false or misleading representation or in some other improper way; (v) violation of applicable anti-money laundering or terrorist financing laws or regulations; (vi) failure to meet commitments to customers, including social responsibility and responsible gaming commitments; (vii) failure to pay in a timely manner all gaming or betting taxes or fees due; or (viii) determination by the gaming authority that there is another material and sufficient reason to revoke or impose another form of sanction upon the licensee.

As noted above, in addition to us and our direct and indirect subsidiaries engaged in gaming operations, gaming authorities generally also have the right to investigate individuals or entities having a material relationship to, or material involvement with, us or any of our subsidiaries, to determine whether such individual or entity is suitable as a business associate. Specifically, as part of our obtaining sports betting and online casino licenses, certain of our officers, directors, and employees and in some cases, certain of our stockholders (typically, beneficial owners of 5% or more of a company’s outstanding equity, with most jurisdictions providing that “institutional investors” (as defined by a particular jurisdiction) can seek a waiver of these requirements) must file applications with the gaming authorities and may be required to be licensed or to qualify or be found suitable in many jurisdictions. Qualification and suitability determinations generally require the submission of extensive and detailed personal and financial disclosures followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes with respect to the individuals who occupy licensed positions must be reported to gaming authorities and in addition to the authority to deny an application for licensure, qualification or a finding of suitability, gaming authorities have jurisdiction to disapprove a change in a corporate position. If any director, officer, employee or significant stockholder is found unsuitable (including due to the failure to submit required documentation) by a gaming authority, we may deem it necessary, or be required, to sever our relationship with such person. Furthermore, our charter provides that any equity interests of RSI owned or controlled by an unsuitable person or its affiliates will be subject to mandatory sale and transfer to either RSI or one or more third party transferees and in such number and class(es)/series of equity interests as determined by the charter in good faith (following consultation with reputable outside and independent gaming regulatory counsel) pursuant to a resolution adopted by a majority of our Board of Directors (the “Board”).

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised that it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Furthermore, we may be subject to disciplinary action or our licenses may be in peril if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities.

Product-Specific Licensing

Online Casino

We currently offer online casino in Michigan, New Jersey and Pennsylvania, pursuant to licenses granted by the Michigan Gaming Control Board, New Jersey Division of Gaming Enforcement and the Pennsylvania Gaming Control Board. In addition, we are currently pursuing a license in West Virginia to offer online casino there.

Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act (“UIGEA”), the Illegal Gambling Business Act and the Travel Act. No violation of UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. There is ongoing legal action as to whether the Wire Act applies beyond sports betting. A federal court of first instance has ruled that it does not.

Sports Betting

North America

In North America we currently operate our online sports betting offering via the PlaySugarHouse app in New Jersey and Pennsylvania and the BetRivers app in Colorado, Illinois, Indiana, Iowa, Michigan, Pennsylvania and Virginia pursuant to our licenses granted by the gaming commission of such states, specifically, the Colorado Division of Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board and the Virginia Lottery Board. We also operate retail sportsbooks in Illinois, Indiana, Michigan (see Native American Gaming Regulation), New York and Pennsylvania pursuant to applicable state and tribal licensing regimes.

On May 14, 2018, the U.S. Supreme Court issued an opinion determining that PASPA was unconstitutional. PASPA prohibited a state from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Numerous states and territories already have laws authorizing and regulating some form of sports betting online or in bricks-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors — Risk Related to Government Regulation — Our business is subject to numerous U.S. and foreign laws, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our business and offerings, or changes in tax rules and regulations or interpretation thereof related to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.”

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (the “IGRA”) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require vendors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on tribal lands. Through our subsidiaries, we provide play-for-fun sports betting and online casino services to Native American tribes who have negotiated compacts with their respective states and have received federal approval. Currently, we are authorized as a vendor to provide online casino and online and retail sports betting services to the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians.

South America

In Colombia, we operate our online casino and sports betting offering via a web-based solution. We also operate eight retail shops where customers can use provided terminals to place bets and make deposits and withdrawals. We operate pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos Empresa Industrial Comercial Del Estado Administradora Del Monopolio Rentistico De Los Juegos De Suerte y Azar Linea Gratuita.

Data Protection and Privacy

In addition to our licensing regime for our offerings, we also take significant measures to protect our customers’ privacy and data.

We handle, collect, store, receive, transmit and otherwise process certain personal information of our users and employees, thus we are also subject to federal, state and foreign laws related to the privacy and protection of such data. Regulations in jurisdictions in which we operate, such as the Virginia Consumer Data Protection Act, and regulations in other jurisdictions where we do not operate but that could otherwise impact our operations, such as the California Consumer Privacy Act, the California Privacy Rights Act and the General Data Protection Regulation of the European Union, are either new or are relatively untested laws (some of which may not yet be effective) that could affect our business, and the potential impact is unknown.

Compliance

We have developed and implemented an internal compliance program designed to ensure that we comply with legal and regulatory requirements imposed on us in connection with our online casino and sports betting activities. Our internal compliance program focuses, among other things, on reducing and managing problematic gaming and providing tools to assist users in making educated choices related to gaming activities.

Additionally, we use various methods and tools across our operations such as geolocation blocking, which restricts access based on a user’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; age verification to ensure our users are old enough to participate; routine monitoring of user activity; and risk-based user due diligence to ensure player funds are legitimately derived. We have a zero-tolerance approach to money laundering, terrorist financing, fraud and collusion. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures to comply with the requirements of the evolving regulatory regimes, we cannot provide assurance that our compliance program will prevent all violations of applicable laws or regulations, or that a violation by us or our personnel will not result in a monetary fine or suspension or revocation of one or more of our licenses.

We have built our online platform to meet the needs of differing regulatory regimes, including configurable regulatory and responsible gaming controls such as responsible gaming tests, operator alerts on customer behavior, deposit limits, betting limits, loss limits, timeout facilities, session limits, reality checks, balance thresholds and intended gaming amounts. These features are intended to provide our customers full control of their gaming to allow them to play responsibly.

Responsible and Safer Gaming

We view the safety and welfare of our customers as critical to our business and have made corresponding investments in our processes and systems to help ensure such safety and welfare. We are committed to industry-leading responsible gaming practices and seek to provide our customers with the resources and services they need to play responsibly. These practices, resources and services include deposit limits, voluntary restrictions on access and use of certain offerings, temporary self-exclusion and cooling-off periods, voluntary permanent exclusion from our offerings and applications and data science technology, which helps us flag any suspicious or abnormal betting activity. We also participate in national self-exclusion registers where they are in operation. We prominently promote our responsible gaming tools, resources and initiatives on our website and mobile applications. We also maintain a self-excluded customer list, which prohibits self-identified customers from placing bets or participating in real-money gaming and have embedded the software to limit or restrict the amount individual customers spend. We also train our frontline personnel to identify signs of problematic gaming, ensuring that we are not only utilizing data and technology but also our human resources.

In May 2019, we joined the National Council on Problem Gambling (“NCPG”) as a Platinum Member. The NCPG is the leading national organization for people and their families who are affected by problem gambling and gambling addiction. Our NCPG membership supports wide-ranging problem gambling prevention, treatment, education and research programs, as well as innovative responsible gambling policies provided by the NCPG. Our membership helps build on NCPG efforts, including the Safer Sports Betting Initiative and Internet Responsible Gambling Standards, which assist operators like us by providing best practice responsible gambling policies and procedures for all online gambling activities, including sports betting. We are also members of the Sports Wagering Integrity Monitoring Association and the American Gaming Association.

Available Information

Our Internet address is www.RushStreetInteractive.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

•	Competition in the retail and online sports betting and online gaming industry is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects.

•	Sports leagues shortening, delaying or cancelling their events or seasons due to COVID-19 could adversely affect our business, financial condition, results of operations and prospects.

•	Clear errors in the posting of sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, it has been general industry practice to void bets associated with such clear errors or to correct the odds, but it cannot be assured that in every case of such clear error regulators will continue the practice of approving the voiding of such errors.

•	Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.

•	The success, including win or hold rates, of existing or future online offerings depends on a variety of factors and is not completely controlled by us.

•	We rely on strategic relationships with land-based partners such as casinos to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.

•	Our current and projected performance relies heavily upon continued compatibility and interoperability between our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.

•	Due to the nature of our business, we are subject to taxation in numerous jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.

•	To date, COVID-19 has significantly impacted our business and the impact of any eventual recovery from the ongoing COVID-19 pandemic on our business, operating results and growth rates is currently unknown or uncertain.

•	Our business is subject to numerous U.S. and foreign laws, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our business and offerings, or changes in tax rules and regulations or interpretation thereof related to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

•	Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, and legalization may not occur in as many states as we expect or may occur at a slower pace than we anticipate or may be accompanied by legislative or regulatory restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

•	Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us.

•	We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our offerings, online gaming platform and other software applications and systems, and certain third-party platforms that we use could contain undetected errors.

•	Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Any such access, disclosure, other loss, corruption or theft of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to customers, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.

•	We will rely on licenses and service agreements to use the intellectual property rights of third parties that are incorporated into or used in our products and services. Failure to renew or expand existing licenses or service agreements may require us to modify, limit or discontinue certain product or services, which could materially affect our business, financial condition, results of operations and prospects.

•	We are a “controlled” company within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

•	Pursuant to the Tax Receivable Agreement, dated as of December 29, 2020, by and among the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative (the “Tax Receivable Agreement” or “TRA”), the Special Limited Partner is required to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units (for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Competition in the retail and online sports betting and online gaming industry is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects.

The industries in which we operate are characterized by intense competition. We compete against other providers of retail or online sports betting and online or bricks-and-mortar casino, as well as against providers of online and mobile entertainment and leisure products more generally. Other companies that provide these products and services are often established and well-financed, and other well-capitalized companies may introduce competitive products or services. Our competitors may spend more money and time on developing and testing products and services, undertake more extensive or far-reaching marketing campaigns, adopt more aggressive pricing or promotions or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. New competitors, whether licensed or not, may enter the retail or online sports betting or gaming industries. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular, our business, financial condition, results of operations and prospects could be adversely affected.

Competitive pressures may also adversely affect our margins. For example, as competition increases, we may need to lower our margins in order to attract customers. Further, as we expand to become a more national brand, we may need to increase our marketing spending, as we have recently been doing, to compete more effectively.

We operate in the global gaming and entertainment industry with our online casino, online sports betting, retail sports betting and social gaming offerings, as well as our B2B offerings through our proprietary online gaming platform and other services. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies and digital streaming services, social media, sporting events and in-person casinos, are more well-established and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for our customers’ discretionary time and income. If we are unable to sustain sufficient interest in our online and retail product and service offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.

In addition, our ability to growth our revenue in the future will depend, in large part, upon our ability to attract new customers to our offerings and retain and engage existing customers, as well as continued user adoption of online casino and retail and online sports betting more generally. Growth in the online casino, sports betting and gaming industries and the level of demand for and market acceptance of our offerings will be subject to a high degree of uncertainty. We cannot provide assurance that customer adoption of our offerings will continue at their current levels or increase in the future, that the industry will achieve more widespread acceptance or that we will be able to retain our customers if we are unable to keep pace with technological innovation and customer experiences.

Sports leagues shortening, delaying or cancelling their events or seasons due to COVID-19 could adversely affect our business, financial condition, results of operations and prospects.

The outbreak of COVID-19 has resulted in, among other things, suspension, shortening, delay and/or cancellation of sports events and seasons. If the suspension, shortening, delay or cancellation of sports events and/or seasons continues, we may be unable to accept bets on such sports events or sustain sufficient interest in our retail and online sports betting offerings. Further, shortened seasons for sports leagues may result in a smaller amount of money bet on sports events throughout the course of each sport’s season. As a result, our business, financial condition, results of operations and prospects could be adversely affected.

Clear errors in the posting of sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, it has been general industry practice to void bets associated with such clear errors or to correct the odds, but it cannot be assured that in every case of such clear error regulators will continue the practice of approving the voiding of such errors.

Our sports betting offerings allow our customers to bet across thousands of sports events. The odds for such events are set through a combination of algorithmic and manual odds-making, with bet acceptance also being a combination of automatic and manual acceptance. At times, the odds offered for or the information about an event on our website or app are incorrect. For example, such errors have consisted of inverted lines between teams, start times of games that, due to time zone differences, have already commenced or odds that are significantly different from the true odds of the outcome in a way that reasonable persons would agree is an error. Such errors have, in certain instances, resulted in large liabilities. When such errors occur, it is currently commonly accepted in nearly all jurisdictions for operators to void bets associated with such clear errors. Further, in mature jurisdictions, bets based upon clear error can be voided without prior regulatory approval. However, there can be no guarantee that this voiding of bets practice will continue. If regulators were to not allow voiding of bets associated with clear errors, we could be subject to covering significant liabilities associated with such errors.

Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.

We operate in rapidly changing and competitive industries, and our projections are subject to risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states and countries, which are uncertain. Furthermore, if we invest in new product development or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, as described below under “— Economic downturns and political and market conditions beyond our control, including reduced consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects,” our business may be affected by reduced consumer spending from time to time as a result of factors that may be difficult to predict. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to mitigate any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react, and our stock price could be materially impacted.

Our operating results may vary, which may make future results difficult to predict with certainty.

Our results of operations can fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on, among other things, our ability to attract and retain customers. Customer engagement in our online casino and sports betting offerings may vary due to numerous factors, including customers satisfaction with our platform, the number and timing of sporting events, the length of professional sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance.

Our quarterly financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offering, we offer progressive jackpot games. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the size of the jackpot it may have a significant negative affect on our cash flow and financial condition.

Our online and retail sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the American football season as well as during the NBA and NCAA basketball seasons. In addition, the suspension, postponement or cancellation of major sports seasons and sporting events, due to COVID-19, may adversely impact our quarterly results.

The success, including win or hold rates, of existing or future online offerings depends on a variety of factors and is not completely controlled by us.

The online casino and retail and online sports betting businesses are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of online casino or retail or online sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of winnings to total amount bet) of the online casino and retail and online sports betting we offer to our customers. We use the hold percentage as an indicator of an online casino game or retail or online sports bet’s performance against its expected outcome. Although each online casino or retail or online sports bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. In the short term, for online casino and retail and online sports betting, the element of chance may affect win rates (hold percentages); these win rates, particularly for retail and online sports betting, may also be affected in the short term by factors largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, customer financial resources, the volume of bets placed and the amount of time spent gambling. For online casino games, it is possible a random number generator outcome or game will malfunction and award errant prizes. For retail and online sports betting, it is possible that erroneously odds are posted or incorrect odds that are highly favorable to bettors are paid out, and bettors place bets before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting offerings are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and retail and online sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our online casino or sports betting customers exceeding those anticipated. The variability of win rates (hold rates) also has the potential to adversely affect our business, financial condition, results of operations, prospects and cash flows.

Our success also depends in part on our ability to anticipate and satisfy customer preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry and legal standards, our offerings are subject to changing customer preferences that cannot be predicted with certainty. We need to continually introduce new offerings and identify future offerings that complement our existing platform and offerings, respond to our customers’ needs and improve and enhance our existing platform and offerings to maintain or increase our customer engagement and growth of our business. We may be unable to compete effectively unless our product selection keeps up with trends in the digital sports entertainment and gaming industries in which we compete, or trends in new gaming products.

If we fail to detect fraud or theft, including by our customers and employees, our reputation may suffer, which could harm our brand and reputation and negatively impact our business, financial condition, results of operations and prospects, and can subject us to investigations and litigation.

We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, customer claims of unauthorized payments and attempted payments by customers with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Fraud or other forms of cheating by our customers may involve various tactics, including collusion with our employees and exploiting loopholes in our promotions. Successful exploitation of our systems could have negative effects on our offerings and customer experience and could harm our reputation. Additionally, we may inadvertently send overly generous promotions that customers or regulators force us to honor. Failure to discover such fraud or cheating in a timely manner could harm our operations. In addition, negative publicity related to such fraud or cheating could adversely affect our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. If any such issues were to occur with our existing platform or offerings, substantial engineering, marketing and management resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, customers’ or other proprietary information or other breach of our information security could result in legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our customers, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations and prospects.

We rely on strategic relationships with land-based partners such as casinos to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.

Under some states’ betting and gaming laws, online casino, online sports betting and retail sports betting is limited to a finite number of retail (i.e., land-based) operators, such as casinos, tribes or tracks, who own one or more “skins” under that state’s law. A “skin” is a legally authorized license from a state to offer online sports betting or online casino. The “skin” provides a market access opportunity for retail and online betting and gaming operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those “skins’ and the numbers of “skins” available are typically determined by a state’s betting and gaming laws. In most jurisdictions where we offer online casino and sports betting, we currently rely on a casino, tribe or track to get a “skin.” These “skins” are what allows us to gain access to jurisdictions where sports betting and online casino operators are required to have a relationship with a land-based gaming business. If we cannot establish, renew or manage our relationships with our land-based gaming partners, our relationships could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition, results of operations and prospects could be adversely affected. Further, in certain states in which we operate where we are required to have a relationship with a land-based gaming business, customers who want to participate in online sports betting or online casino must sign-up for an online account at our retail location within the facilities of our land-based gaming business partners. Certain of these facilities were closed by government order for a time in response to the COVID-19 pandemic. Although certain of these facilities have re-opened, if they were to close again or have limited hours due to the ongoing COVID-19 pandemic, our ability to register new customers from these states could be negatively impacted. On the other hand, the re-opening of these facilities could slow the growth of our online offerings as consumers will have the ability to spend time and money at land-based facilities instead of with our online offerings.

Our current and projected performance relies heavily upon continued compatibility and interoperability between our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.

Our customers primarily access our online sports betting and online casino offerings through our app on their mobile devices, and we believe that this will continue going forward. To enable our customers to use our offerings through our app on their mobile devices, our app must be compatible with the major mobile operating systems such as iOS and Android. We rely heavily on third-party platforms to distribute our app and offerings, interoperability of our platform with popular mobile operating systems, technologies, networks and standards and continued high-bandwidth data capabilities. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices. Further, we rely upon third-party platforms for distribution of our app and offerings. Our online sports betting and online casino offerings are primarily distributed through traditional websites, the Apple App Store, and we expect to offer some or all of our apps in the Google Play store in the near future. In light of this, the promotion, distribution and operation of our app are subject to the applicable distribution platform terms and policies for application developers, which are very broad and subject to frequent changes and interpretation and may not be uniformly enforced across all applications and with all publishers.

Moreover, we are, and will continue to be, dependent on the interoperability of our platform with popular mobile operating systems, such as Android and iOS, technologies, networks and standards that we do not control. Any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that negatively affect our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, provide preferential treatment to competitive products, limit our ability to deliver our offerings, or impose fees or other charges related to delivering our offerings, could adversely affect the use and monetization of our offerings on mobile devices.

Our offerings require high-bandwidth data capabilities for placement of time-sensitive bets and streaming of content. If high-bandwidth capabilities do not continue to grow or grow more slowly than anticipated, particularly for mobile devices, our customer growth, retention and engagement may be negatively impacted. To deliver high-quality content over cellular networks, our offerings must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. In particular, any future changes to the iOS or Android operating systems (which likely will occur) may impact the accessibility, speed, functionality and other performance aspects of our platform. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our offerings and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States to impede access to content or otherwise discriminate against content providers like us over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, if it becomes more difficult for our customers to access and use our offerings on their mobile devices, if they choose not to access or use our offerings on their mobile devices, or if they choose to use mobile products that do not offer access to our offerings, our customer growth, retention and engagement could be materially harmed. Additionally, if any of the third-party platforms used to distribute our offerings were to limit or disallow advertising on their platforms for whatever reason or technologies are developed that block the display of our ads, our ability to generate revenue could be negatively impacted. These changes could materially impact our business activities and practices, and if we or our advertising partners are unable to timely and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain customers and our revenue and results of operations may decline.

We were founded in 2012 and have primarily focused our efforts since then on growing our current offerings. We have rapidly expanded, and we anticipate expanding further as new markets open up, our offerings mature and we pursue our growth strategies. The industries in which we operate are characterized by rapid technological change, evolving industry, regulatory and legal standards, frequent new offering introductions and changes in customer demands and expectations. To keep pace with the technological developments, achieve product acceptance and remain relevant to customers, we will need to continue developing new and upgraded functionality of our offerings and adapt to new business environments and competing technologies and products developed by our competitors. The process of developing new technology is complex, costly and uncertain. To the extent we are unable to adapt to new technologies and/or standards, experience delays in implementing adaptive measures or fail to accurately predict emerging technological trends and the changing needs or preferences of customers, we may lose customers.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that result from the Business Combination may be greater than we had anticipated.

As a public company (and particularly after we are no longer an “emerging growth company”), we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and must comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the New York Stock Exchange (the “NYSE”), including changes in corporate governance practices and establishing and maintaining effective disclosure and financial controls. Compliance with these rules and regulations can be complex and burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our historical legal and financial compliance costs and make some activities more time-consuming and costly. For example, the Business Combination and becoming a public company has made it more difficult and expensive for us to obtain director and officer liability insurance, and could also make it more difficult for us to attract and retain qualified board members as compared to when we were a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have hired, and may need to continue to hire, additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge, and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs if we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We continue to evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our failure to maintain adequate financial, information technology and management processes and controls has resulted in and could result in material weaknesses that could lead to errors in our financial reporting, which in turn could adversely affect our business.

As an emerging growth company, we are currently exempt from certain of the SEC’s internal control reporting requirements. However, we will lose our emerging growth company status and become subject to additional internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which occurs once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. We may be unable to complete our evaluation, testing and any required remediation in a timely fashion.

In connection with the audit of RSILP’s consolidated financial statements as of and for the fiscal year ended December 31, 2019 and 2018, we and our independent registered public accounting firm identified one “material weakness” in RSILP’s internal control over financial reporting and other control deficiencies. As defined in standards established by the U.S. Public Company Accounting Oversight Board (“PCAOB”), a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness identified related to RSILP’s difficulty preparing its consolidated financial statements on an accurate and timely basis, and how RSILP’s lack of accounting personnel mitigates the ability to have proper review controls over estimates and contractual transactions and detailed monthly reviews. Following the identification of the material weakness and other control deficiencies, we implemented measures to remedy the same. However, implementing these measures may not fully address the material weakness and deficiencies in our internal control over financial reporting.

In addition, our current controls and any new controls that we develop may become inadequate because of design-related issues and changes in our business, including increased complexity resulting from any revenue sharing arrangements and expansion into new markets, in particular internationally. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we are unable to certify the effectiveness of our internal controls or remedy the identified material weakness, or if our internal controls have any additional material weaknesses, we may not detect errors timely, our consolidated financial statements could be misstated, and we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our securities.

Recruitment and retention of our employees, including certain key employees, is vital to growing our business and meeting our business plans. The loss of any of our executives or other key employees could harm our business.

We depend on a limited number of key personnel to manage and operate our business, including our Chairman of the Board, CEO and President. The leadership of our current executive officers has been a critical element of our success and the departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of employees or the inability to hire necessary skilled employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming, expensive and cause additional disruptions to our business. Additionally, our CEO is also employed by RSG, and his time and attention may be diverted from our business, which may have an impact on our business. If we do not succeed in attracting, hiring, and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.

Due to the nature of our business, we are subject to taxation in numerous jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.

Our tax obligations are varied and include U.S. federal, state, and local and international taxes due to the nature of our business. The tax laws that apply to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require us to collect information not regularly produced within our Company, use estimates in our consolidated financial statements and exercise significant judgment in accounting for our provisions. As regulations and guidance evolve with respect to the TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial statements.

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we operate. Gaming companies and B2B providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration, interpretation or enforcement of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits, many of which have been made worse due to COVID-19, could intensify government efforts to raise revenues through increases in gaming and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration, interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as ours. Such laws may be applied inconsistently from jurisdiction to jurisdiction. Our in-jurisdiction activities may vary from period to period, which could result in differences in nexus from period to period.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions we have taken or will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition, results of operations and prospects. Although we believe our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.

Increases in our income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

Increases in our income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate could reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing U.S. tax laws have been and could in the future be subject to significant change. For example, in December 2017, the TCJA was signed into law in the United States, which provided for significant changes to then-existing tax laws and additional guidance issued by the IRS pursuant to the TCJA may continue to impact us in future periods. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.

We will also be subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

We have international business operations, which subjects us to additional costs and risks that could adversely affect our operating results.

A portion of our operations are located in Colombia, and we may in the future pursue opportunities in other non-U.S. jurisdictions. Compliance with international, Colombian and U.S. laws and regulations that apply to our international operations increases our cost of doing business. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

•	challenges caused by distance as well as language, cultural and time zone differences;

•	general economic conditions in Colombia (and any other jurisdictions where we may pursue non-U.S. opportunities);

•	regulatory changes;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping or changes in tax regimes;

•	difficulties in transferring funds from certain countries and managing foreign exchange rate fluctuations and risks;

•	laws such as the U.S. Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials;

•	local laws which prohibit money-laundering and financing of terrorist and other unlawful financial activities; and

•	reduced protection for intellectual property rights in some countries.

If we are unable to expand or adequately staff and manage our existing development operations located outside of the United States, we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, results of operations and prospects.

To date, COVID-19 has significantly impacted our business and the impact of any eventual recovery from the ongoing COVID-19 pandemic on our business, operating results and growth rates is currently unknown or uncertain.

To date, COVID-19 has significantly impacted our business. It has directly impacted our business, beyond disruptions in normal business operations, primarily through changes in consumer habits as a result of people being required to stay home and limit traveling or otherwise voluntarily doing such. During the period of these stay-at-home orders, our user activity significantly increased and has continued to remain strong as many of these orders were lifted. COVID-19 has also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events. The timing and duration of many major sports seasons and other sporting events is still either unknown or uncertain. However, bricks-and-mortar casino closures and certain ongoing limitations on visitations due to COVID-19 have provided additional opportunities for us to market online gaming to traditional bricks-and-mortar casino patrons. If and when the United States and the rest of the world begins to recover from the ongoing COVID-19 pandemic and bricks-and-mortar casino and other traditional forms of leisure and entertainment such as movie theaters and sporting events start to reopen, it is currently unknown or uncertain how such a recovery would impact our business, operating results and growth rates.

We are dependent on RSG and certain of its affiliates to provide us with certain services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires.

Historically, RSG has provided, and continues to provide, under a services agreement between us and RSG, certain corporate and shared services related to functions such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, human resources, tax, treasury, procurement and other services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG employees who perform or otherwise assist with providing services to us. While RSG provides these services to us, we will be dependent on them for services that are critical to our operation as a publicly traded company, and our operational flexibility to modify or implement changes with respect to such services and the amounts we pay for them will be limited. If the services agreement with RSG terminates or expires, we may be unable to replace these services or enter into appropriate third-party agreements on terms, including cost and quality, comparable to those that we receive under the services agreement. Although we may in the future replace some or all of the services that RSG currently provides, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect.

Negative publicity of us or an adverse shift in public opinion regarding sports betting or online casino may adversely impact our business and customer retention.

A negative change in the public’s opinion of sports betting or online casino, or how politicians and other governmental authorities view sports betting or online casino could result in future legislation or new regulations restricting or prohibiting certain (or all) sports betting or online casino activities in certain jurisdictions, the result of which may negatively impact our business, financial condition, results of operations and prospects. Further, negative publicity about us or our offerings, platform or customer experience or the sports betting and online casino industry generally could lead to new restrictions and limitations on us or sports betting and online casino generally, which may negatively impact our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Our business is subject to numerous U.S. and foreign laws, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our business and offerings, or changes in tax rules and regulations or interpretation thereof related to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to laws and regulations relating to real-money online casino and retail and online sports betting in the jurisdictions in which we conduct our business or in some circumstances, where we offer our offerings. We are also subject to the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

We offer our real-money offerings in nine states that have adopted legislation and regulations permitting online casino, online sports betting or retail sports betting. In those states that currently require a license or registration, we have obtained the appropriate license or registration or have obtained a provisional license. We also operate under one foreign license in Colombia.

In May 2018, the U.S. Supreme Court struck down as unconstitutional PASPA. This decision effectively lifted federal restrictions on sports betting, thus allowing states to determine by themselves the legality of sports betting. Since the repeal of PASPA, numerous states (plus Washington D.C.) have legalized online sports betting. To the extent new real-money online casino or retail or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, financial condition, results of operations and prospects. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our offerings. This is a time-consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. Further, there is risk that governmental authorities or courts could determine that our free-play, social casino offerings constitute unauthorized gambling or that legislation is enacted in jurisdictions in which we operate free-play, social casino offerings that makes our free-play, social casino offerings unauthorized gambling, which could negatively impact our operations and business results and expose us and certain of our third-party providers, including the app stores that distribute our apps, to potential litigation. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors, public entities, incumbent monopoly providers or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, financial institutions, advertisers and others involved in the online casino and gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us, our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the online casino and retail and online gaming industries (or that existing laws in those jurisdictions will not be interpreted or enforced negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition, results of operations and prospects, either as a result us determining that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

In the United States, the UIGEA prohibits among other things, the acceptance by a business of a wager by means of the Internet where such wager is prohibited by any federal or state law where initiated, received or otherwise made. Under UIGEA severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the wager and receiving the wager is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification.

The U.S. Illegal Gambling Business Act (“IGBA”) makes it a crime to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business” and the U.S. Travel Act makes it a crime to use the mail or any facility in interstate commerce with the intent to “distribute the proceeds of any unlawful activity,” or “otherwise promote, manage, establish, carry on, or facilitate the promotion, management, establishment, or carrying on, of any unlawful activity.” For there to be a violation of either the IGBA or the Travel Act there must be a violation of underlying state law.

Until 2011, it was uncertainty as to whether the Wire Act prohibited states from conducting intrastate lottery transactions via the Internet if such transactions crossed state lines. In late 2011, the Office of Legal Counsel (the “OLC”) of the Department of Justice (“DOJ”) issued an opinion that concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all (the “2011 DOJ opinion”). Following the issuance of the 2011 DOJ opinion, within the past several years, state-authorized Internet casino gaming has been launched in Delaware, Michigan, New Jersey and Pennsylvania and state-authorized online poker has launched in Nevada. In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The OLC acknowledged that its conclusion in the 2018 DOJ opinion, which was contrary to the 2011 DOJ opinion, will make it more likely that the executive branch’s view of the law will be tested in the courts. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by the courts, or what impact it will have on us or our customers.

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, and legalization may not occur in as many states as we expect or may occur at a slower pace than we anticipate or may be accompanied by legislative or regulatory restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

Numerous states have legalized, or are currently considering legalizing, real-money gaming, and our growth, business, financial condition, results of operations and prospects significantly depend upon the legalization of real-money gaming expanding to new jurisdictions. Our business plan is partly based on real-money gaming becoming legal for a specific percent of the population on a yearly basis; however, this legalization may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact real-money gaming legislation and we are unable to obtain or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or online gaming websites in U.S. jurisdictions where such games are legalized, our future growth in online sports betting and online gaming could be materially impaired.

As we enter new jurisdictions, states or the federal government may legalize real-money gaming in a manner unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on projected revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a bricks-and-mortar, licensed casino for online sportsbook or online gaming access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial taxes on online sports betting and online gaming revenue, in addition to sales taxes in certain jurisdictions and a federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases where a jurisdiction purports to license and regulate online sports betting and online casino, the licensing and regulatory regimes can vary considerably in their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Thus, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us.

Compliance with the various regulations applicable to real-money gaming is costly and time-consuming. Regulatory authorities at the foreign, U.S. federal, state and local levels have broad powers with respect to regulating and licensing of real-money gaming operations and may revoke, suspend, condition or limit our real-money gaming licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations and prospects.

Any real-money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We provide assurance that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our past or present activities or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our business, financial condition, results of operations and prospects. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of the company’s operations. To date, we believe we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on our business, financial condition, results of operations and prospects.

We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however, there is no guarantee that states will allow operators such as us to limit on the individual customer level.

Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for retail and online sports betting operators to manage customer betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall, because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a very small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe virtually all operators balance taking reasonable action from all customers against the risk of individual customers significantly harming the business viability. We cannot assure you that all state legislation and regulators will always allow operators to execute limits at the individual customer level, or at their sole discretion.

In some jurisdictions, our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause the business to be non-compliant with its obligations or imperil its ability to obtain or maintain licenses necessary for the conduct of the business.

As part of obtaining real-money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our Charter includes provisions that may require stockholders to sell their securities if the stockholder is deemed to be “unsuitable” for purposes of certain gaming regulations.

Our second amended and restated certificate of incorporation (the “Charter”) provides that any equity interests of the Company owned or controlled by an unsuitable person or its affiliates will be subject to mandatory sale and transfer to either us or one or more third party transferees and in such number and class(es)/series of equity interests as determined by the Board in good faith (following consultation with reputable outside and independent gaming regulatory counsel) pursuant to a resolution adopted by a majority of the directors of the Board.

Our gaming activities are regulated by gaming authorities in each jurisdiction in which we operate. To operate in any given gaming jurisdiction, we and our directors, officers, certain other key employees and, in certain cases, our significant stockholders, must be found suitable by the relevant gaming authority. Gaming authorities typically have broad discretion in determining whether an applicant is suitable to conduct or be associated with gaming activities within a given jurisdiction. Though criteria for suitability varies by jurisdiction, such criteria generally include (among other things) an evaluation of the applicant’s reputation for good character, criminal and financial history and character of those with whom the applicant associates. Our association with individuals or entities that are or are likely to be deemed unsuitable in any particular jurisdiction would present risk to our ability to obtain or maintain the gaming license we need to operate in such jurisdiction.

Suspension or revocation of any existing license or rejection of any application for a new license made by us is likely to have a material negative affect on our business, operations and prospects. As such, to avoid potential material adverse effect on our business, operations and prospects, if a director, officer, key employee or stockholder is found or deemed unsuitable (including if such individual refuses to file required applications) or if our association with such individual would risk our license status (as determined by the Board following consultation with reputable outside and independent gaming regulatory counsel), we would need to sever our relationship with such individual, including by requiring a sale of the equity interests such individual holds in us to us or other third party.

Risks Related to Intellectual Property and Data Security

We license certain trademarks and domain names to RSG and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names may harm our business.

We entered into a license agreement (the “License Agreement”) with RSG, pursuant to which we granted to RSG and its affiliates a perpetual, royalty-free, license to use, in certain fields of use, certain trademarks and domain names that RSG and certain of its affiliates assigned to us in connection with the Business Combination. This license may be either exclusive or non-exclusive based on the field of use and the particular trademark or domain name. This license precludes our use of certain trademarks and domain names in the exclusive fields of use. Certain trademarks and domain names that we licensed to RSG may include the words “Rush Street,” and RSG’s use of such trademarks and domain names may disrupt our reputation in the marketplace, damage any goodwill we may have generated, and otherwise harm our business, financial condition, results of operations and prospects.

We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our offerings, online gaming platform and other software applications and systems, and certain third-party platforms that we use could contain undetected errors.

Our technology infrastructure is critical to the performance of our platform and offerings and to customer satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. We cannot assure you that absolute security will be provided by the measures we take to: prevent or hinder cyber-attacks and protect our systems, data and customer information; prevent outages, data or information loss, and fraud; and prevent or detect security breaches. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, disruptions, outages and other performance problems on our platform or offerings due to a variety of factors, including human or software errors, infrastructure changes and capacity constraints. To date, such disruptions, individually and in the aggregate, have not had a material impact us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our offerings may contain errors, bugs, flaws or corrupted data, and these defects may become apparent only after their launch and could result in a vulnerability that could compromise our systems’ security. If a particular offering is unavailable when customers attempt to access it or navigation through our platform is slower than expected, customers may be unable to use our offerings as desired and may be less likely to return to our platform as often, if at all. Further, programming errors, defects and data corruption could disrupt our operations, adversely affect our customers’ experience, harm our reputation, cause our customers to stop using our platform or offerings, divert our resources or delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.

If our customer base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our customers’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, degradation of service or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as COVID-19) or other catastrophic events.

We believe that if our customers have negative experiences with our offerings or if our brand or reputation is negatively affected, customers may be less inclined to use our offerings or recommend them to other potential customers. Thus, a failure or significant interruption in our platform could harm our reputation, our business, financial condition, results of operations and prospects.

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Any such access, disclosure, other loss, corruption or theft of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to customers, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.

The maintenance and transmission of customer information in a secure manner is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or the systems of third-party service providers and business partners, may be compromised by malicious third-party penetration of our network security, or the network security of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or third-party service providers or business partners. As a result, our customers’ information may be lost, disclosed, corrupted, accessed or taken without such customers’ consent. Given the data intensive nature of our business, we have experienced attempts to breach our systems and other similar incidents in the past. For example, we have been and will likely continue to be subject to attempts to gain unauthorized access to player accounts through our information systems or those we develop for our customers, including phishing attacks by malicious actors who may try to deploy viruses, worms or other malicious programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot assure you that they will not have a material impact in the future, including by overloading our systems and network and preventing our offerings from being accessed by legitimate customers.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, apps, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees, or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to, or sabotage, systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party providers, or cybersecurity incidents could result in: unauthorized access to our sites, apps, networks and systems; unauthorized access to and misappropriation of customer data, including personally identifiable information, or our or third parties’ other confidential or proprietary information; viruses, worms, spyware or other malware being served from our sites, apps, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In the past, the online gaming industry has experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. If any of these security breaches should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

In addition, a party who can illicitly obtain a customer’s password could access that customer’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches, and we may need to in the future to address problems caused by breaches, including notifying affected customers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition, results of operations and prospects.

We rely on trademark, copyright, patent, trade secret and domain name-protection laws to protect our rights in intellectual property. In the United States and in certain foreign jurisdictions, we have filed applications to protect aspects of our intellectual property. We currently hold several patent applications in multiple jurisdictions, and in the future we may acquire additional patents, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our rights in intellectual property, third parties may challenge our intellectual property rights, and pending and future trademark, copyright and patent applications may not be approved. In any of these cases, we may be required to expend significant time and expense to prevent infringement of or to enforce our rights. Notwithstanding our intellectual property rights, there can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate or intend to operate our business. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or our ability to compete. If we are unable to protect our proprietary offerings and features, competitors may reverse engineer and/or copy them. Additionally, protecting our intellectual property rights is costly and time-consuming. Any unauthorized use of our intellectual property or disclosure of our confidential information or trade secrets could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our intellectual property rights or prevent unauthorized use or appropriation by third parties, the value of our brands, intellectual property and other intangible assets may be diminished, and competitors may be able to more effectively mimic our offerings and services. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

We will rely on licenses and service agreements to use the intellectual property rights of third parties that are incorporated into or used in our products and services. Failure to renew or expand existing licenses or service agreements may require us to modify, limit or discontinue certain product or services, which could materially affect our business, financial condition, results of operations and prospects.

We rely on products, technologies and intellectual property that we license or that are made available to us through service agreements from third parties, for use in our platform and/or offerings. Substantially all our offerings, products and services use intellectual property licensed or made available to us through service agreements from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses or service agreements for certain technologies. We cannot assure you that these third-party licenses and services agreements, or support for the technologies licensed or provided to us thereunder, will continue to be available to us on commercially reasonable terms, if at all. If we cannot renew and/or expand existing licenses or services agreements, we may have to discontinue or limit our use of the offering, product and/or service that include or incorporate the licensed or provided technology.

Some of our license agreements contain minimum guaranteed royalty payments to the third party. If we are unable to generate sufficient revenue to offset the minimum guaranteed royalty payments, it could have a negative effect on our business, financial condition, results of operations, prospects and cash flows. Our license agreements generally allow for assignment in the event of a strategic transaction but contain some limited termination rights post-assignment. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure you that such approvals will be granted or that the approval process will not result in delays or disruptions to our strategic objectives.

Risks Related to our Third-Party Vendor Relationships

We rely on third-party cloud infrastructure and hosting providers and server rooms hosted by certain of our land-based casino partners. Disruption or interference with this infrastructure or server rooms could adversely affect our business, financial condition, results of operations and prospects.

We host our online gaming platform and our sports betting and online casino offerings using third party public and on-premise private cloud infrastructure and hosting services and on-premise server rooms hosted by certain of our land-based casino partners. We do not have full control over the operations of the infrastructure of the third-party service providers that we use or anticipate using (i.e., Amazon Web Services and Google Cloud) or the facilities (including the server rooms) of our casino partners. Such infrastructure and facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. We have experienced and expect in the future to experience, interruptions, delays and outages in service and availability from these providers on account of, among other things, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Any such interruptions, delays or outages result in sustained or repeated system failures with respect to our platform could reduce the attractiveness of our offerings. Any capacity constraints may also impact our ability to maintain performance of our offerings. Should our agreements with any third-party cloud service provider terminate or we add new cloud infrastructure service providers, we may experience additional costs and platform performance downtime in adding or transitioning to new or additional service providers. These impacts (and any associated negative publicity regarding them) may harm our brand or reduce customers using our platform, which may negatively impact our business, financial condition, results of operations and prospects.

We rely on third-party providers to validate the identity and location of our customers, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on perform adequately or will be effective. We rely on our geolocation and identity verification systems to ensure that we comply with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential customers received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access them, in each case based on inaccurate identity or geographic location determinations. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our customers. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materialize, we may be subject to disciplinary action, fines and lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.

Our platform contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our offerings.

Our platform contains software components licensed to us by third-party authors under “open source” licenses (“Open-Source Software”). Using and distributing Open-Source Software may entail greater risks than using third-party commercial software, as licensors of Open-Source Software generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the licensed code. In addition, the public availability of Open-Source Software may make it easier for others to compromise our platform or offerings.

Some Open-Source Software licenses contain requirements that we make available source code for modifications or derivative works we create, or grant other licenses to our intellectual property, if we use such Open-Source Software in certain ways. If we combine our proprietary software with Open-Source Software in a certain manner, we could, under certain licenses for Open-Source Software, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our proprietary software.

Although we review our use of Open-Source Software to avoid subjecting our platform and offerings to conditions we do not intend, the terms of many licenses for Open-Source Software have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform or offerings. From time to time, there have been claims challenging the ownership of Open-Source Software against companies that incorporate Open-Source Software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be Open-Source Software. Moreover, we cannot assure you that our processes for controlling Open-Source Software use in our platform and offerings will be effective. If we are held to have breached or failed to fully comply with all the terms of an Open Source Software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform and offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary software, any of which could adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party payment processors to process customer deposits and withdrawals made on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, results of operations and prospects could be adversely affected.

We rely on third-party payment processors to process payments made by our customers on our platform. If a third-party payment processor terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate payment processor, and may be unable to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to customers, any of which could make our platform less trustworthy and convenient and adversely affect our ability to attract and retain our customers.

Nearly all our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to customers that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our customers, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our customers. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. Certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not complying with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, certain of our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some customers, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the customers on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party service and content providers (including third-party sports betting risk management and trading providers, sports data providers and online slot providers) and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.

Our success depends in part on our relationships with third-party service providers. For example, we receive sports betting odds data, sports betting risk management services and sports betting trading services from a third party, and in some jurisdictions we are required to obtain official league data. We also rely on third parties for content delivery (such as online slots), load balancing and certain cybersecurity protection such as against distributed denial-of-service attacks. If those providers do not perform adequately, our customers may experience issues or interruptions with their experiences, and gaming regulators may hold us responsible for the errors of these third-party providers. Further, if any of our third-party service or data providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and as consolidation in the industries in which we operate continues to occur, if a competitor acquires any of our third-party providers, we may need to find an alternate provider, and in each case we may be unable to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party providers, including any publicity related to regulatory concerns or allegations of bad or unethical actions, could adversely affect our reputation and brand, result in us severing our relationship with such third-party service provider and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third-party vendors into our platform. We cannot be certain that these vendors are not infringing the intellectual property rights of others or that they have sufficient rights to such technology in all jurisdictions in which we may operate. Some of our material third-party license and services agreements allow the vendor to terminate for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our vendors or against us, if our vendors terminate any license or services agreements, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or offerings containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, effort and skillsets that we currently do not have, and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may be unable to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, results of operations and prospects.

If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate any distributed denial-of-service attacks. However, if Internet service providers experience service interruptions, including because of cyber-attacks, or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency like COVID-19), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact our customer’s ability to access our platform or offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and system infrastructure and support capabilities. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our customers. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our customers’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause our customers to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We rely, and expect to continue to rely, on relationships with casinos, tribes and other third parties to attract customers to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses direct individuals to our online platform. While we believe there are other third parties that could drive individuals to our platform, adding or transitioning to them may disrupt our business and increase our costs. If any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our applicable arrangement, or at all, and we are unable to find suitable alternatives, this could impact our ability to cost-effectively attract customers and harm our business, financial condition, results of operations and prospects.

Risks Related to Our Arrangements with Affiliates

We are a “controlled” company within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Neil G. Bluhm and Gregory A. Carlin and their respective trusts and entities controlled by them (collectively, the “Controlling Holders”) control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	having a majority of our Board consist of independent directors;

•	having a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	having a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	conducting an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently do, and intend to continue to, use these exemptions. As a result, we may not have a majority of independent directors on our Board, our compensation and our nominating and corporate governance committees may not consist entirely of independent directors and our compensation and our nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all the NYSE corporate governance requirements. Furthermore, the Controlling Holders have entered into a voting agreement where they agree to vote together on certain matters presented to the Company’s stockholders as long as the voting agreement is in effect, which may have the effect of extending the period in which we are a “controlled company” and our utilizing the exemptions discussed above.

The Controlling Holders control us, and their interests may conflict with ours or yours in the future.

The Controlling Holders own more than 50% of our common stock and have entered into a voting agreement where they agree to vote together on certain matters presented to our stockholders. This means that, based on their combined voting power, the Controlling Holders together will control the vote of all or nearly all matters submitted to a vote of our stockholders, which will enable them to control the election of the members of the Board and all or nearly all other corporate decisions. Even when the Controlling Holders cease to own shares of our stock representing a majority of the total voting power, as long as the Controlling Holders continue to own a significant percentage of our stock, the Controlling Holders will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Controlling Holders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, as long as the Controlling Holders continue to own a significant percentage of our stock, the Controlling Holders will be able to cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your securities as part of a sale of the Company and ultimately might affect the market price of our securities.

In addition, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, as long as the Company is a “controlled company” under applicable NYSE rules, the Rush Street Interactive GP, LLC, in its capacity as the Sellers’ Representative under the Business Combination Agreement (in such capacity, the “Sellers’ Representative”) (as representative of the Controlling Holders and the other original equity-holders in RSILP) and dMY Sponsor, LLC (the “Sponsor”) will have the right to nominate up to nine (or the maximum number that may be nominated by the Sellers’ Representative without violating the NYSE’s controlled company requirements) and two directors, respectively, to the Board, subject to certain independence and holdings requirements. In the event the Company is no longer a “controlled company” under the applicable NYSE rules, the Sponsor will have the right to nominate two directors and the Sellers’ Representative will have the right to nominate a number of directors equal to the greater of the number of directors permitted by NYSE or a number equal to the total number of directors multiplied by the percentage of the Company’s issued and outstanding voting securities held by the Sellers and their permitted transferees at such time, in each case subject to certain independence and holdings requirements.

The Controlling Holders and their affiliates engage in a broad spectrum of activities, including investing in the gaming and casino industries generally. In the ordinary course of their business activities, the Controlling Holders and their affiliates may engage in activities such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. Our Charter provides that none of the Controlling Holders, their affiliates or affiliated entities or any director who is not employed by us or its affiliates or affiliated entities will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Controlling Holders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Controlling Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

We have arrangements with our affiliates that impact our operations.

We have engaged, and may in the future engage, in transactions with affiliates and other related parties, including, for example, entering into agreements with the “Rivers” branded casinos located in Pennsylvania, Illinois, New York and the anticipated “Rivers” branded casino in Portsmouth, Virginia, to operate retail and online sports betting and/or online casino on behalf of such casinos as and when retail and online sports betting and online casino are legalized in each respective jurisdiction. We have also entered into a services agreement with RSG, under which RSG provided certain corporate and shared services related to functions such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, human resources, tax, treasury, procurement and other services, and currently continues to provide some of these services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead with respect to RSG employees who perform or otherwise assist with providing services to us. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms at least as favorable as would be charged by others, if that were not to be achieved in the future that could have a negative impact on our operations. Both Mr. Bluhm, our chairman of the Board and a significant stockholder, and Mr. Carlin, our CEO, director and a significant stockholder, have an indirect ownership interest in certain of our related parties, including RSG and the “Rivers” branded casinos. Mr. Carlin is also CEO of RSG. See “Certain Relationships and Related Party Transactions, and Director Independence”. Our Controlling Holders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

Risks Related to our Liquidity and Capital Resources

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We have and intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new offerings and features or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, such as preferred stock as authorized by our Charter, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business, financial condition, results of operations and prospects may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate the products, personnel and technologies associated with these acquisitions into our business, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

•	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

•	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Class A Common Stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A Common Stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business, financial condition, results of operations and prospects may be seriously harmed.

Risks Related to our Securities, Corporate Structure, Governing Documents and Tax Receivable Agreement

Upon exercise of any of the warrants the number of shares eligible for resale in the public market would increase.

As of December 31, 2020, we had 11,500,000 outstanding warrants to purchase 11,500,000 shares of Class A Common Stock at an exercise price of $11.50 per share, which warrants became exercisable on February 20, 2021. On February 22, 2021, we announced the Redemption (as defined below), which resulted in all of these outstanding warrants being exercised or redeemed at a price of $0.01 per warrant. In addition, there are 6,600,000 Private Placement Warrants and 75,000 Working Capital Warrants (each as defined below) outstanding that are exercisable for 6,600,000 and 75,000 shares of Class A Common Stock, respectively, at an exercise price of $11.50 per share, which warrants also became exercisable on February 20, 2021. The Private Placement Warrants and Working Capital Warrants are not subject to the Redemption. To the extent that any shares of Class A Common Stock are issued upon exercise of any of the warrants to purchase shares of Class A Common Stock, there will be an increase in the number of shares of Class A Common Stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of Class A Common Stock.

If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt or other hybrid equity securities, then-existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our securities may be adversely affected.

If we raise capital in the future then existing stockholders may experience dilution. The Charter provides that preferred stock may be issued from time to time in one or more series. The Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of common stock and could have anti-takeover effects. The ability of the Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. The issuance of any such securities may have the impact of adversely affecting the market price of our securities.

Our principal asset is our interests in RSILP (held through our wholly owned subsidiaries), and accordingly we depend on distributions from RSILP to pay taxes and expenses.

We are a holding company and have no material assets other than our indirect ownership of RSILP. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay taxes, operating expenses and dividends in the future, if any, will depend on RSILP’s financial results and cash flows. There can be no assurance that RSILP will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under any debt instruments will permit such distributions. If RSILP does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

RSILP is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders of RSILP Units, including the RSI ASLP, Inc. (the “Special Limited Partner”), which is a member of our consolidated group for U.S. federal income tax purposes. Accordingly, we will be required to pay U.S. federal income taxes on the Special Limited Partner’s allocable share of RSILP’s net taxable income. Under the terms of the Second Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020 (the “RSILP A&R LPA”), RSILP must make tax distributions to holders of RSILP Units (including the Special Limited Partner) calculated at certain assumed rates. In addition to tax expenses, we and the Special Limited Partner will also incur expenses related to their operations, including the Special Limited Partner’s payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by RSILP (excluding payment obligations under the Tax Receivable Agreement). The Special Limited Partner intends to cause RSILP to make ordinary distributions and tax distributions to the holders of RSILP Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, RSILP’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of RSILP and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in RSILP’s debt agreements (if any), or any applicable law, or that would have the effect of rendering RSILP insolvent. To the extent the Special Limited Partner is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

Additionally, although RSILP generally will not be subject to any entity-level U.S. federal income tax, it may be liable under recent federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event RSILP’s calculations of taxable income are incorrect, RSILP and/or its members, including the Special Limited Partner, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.

We anticipate that the distributions the Special Limited Partner will receive from RSILP may, in certain periods, exceed our and the Special Limited Partner’s actual liabilities and the Special Limited Partner’s obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. If necessary, we may undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding RSILP Units, to maintain one-for-one parity between RSILP Units held by the Special Limited Partner and shares of Class A Common Stock.

Dividends on our Class A Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that RSILP will not reimburse, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then-applicable financing agreements. Financing arrangements may include restrictive covenants restricting our ability to pay dividends or make other distributions to our stockholders. In addition, RSILP is generally prohibited under Delaware law from making distributions to members to the extent that, at the time of the distribution, after giving effect to the distribution, RSILP’s liabilities (with certain exceptions) exceed the fair value of its assets. RSILP’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to RSILP. If RSILP does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

Pursuant to the Tax Receivable Agreement, the Special Limited Partner is required to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.

On December 29, 2020, the Sellers sold an aggregate of 12,500,000 RSILP Units for $125,000,000 and may in the future exchange their RSILP Units, together with the cancelation of an equal number of shares of Class V Voting Stock, for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These sales and exchanges are expected to result in increases in the Special Limited Partner’s allocable share of the tax basis of RSILP’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we and the Special Limited Partner would otherwise be required to pay in the future had such sales and exchanges never occurred.

In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that we and our consolidated subsidiaries (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the Tax Receivable Agreement are outside of our control, we expect that the payments the Special Limited Partner will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition.

Any payments made by the Special Limited Partner under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that the Special Limited Partner is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, the Special Limited Partner’s future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we and our consolidated subsidiaries (including the Special Limited Partner) realize or be accelerated.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we and our consolidated subsidiaries (including the Special Limited Partner) determine, and the Internal Revenue Service (“IRS”) or another taxing authority may challenge all or part of the tax basis increases, as well as other tax positions that we and our consolidated subsidiaries (including the Special Limited Partner) take, and a court may sustain such a challenge. If any tax benefits initially claimed by us or our consolidated subsidiaries (including the Special Limited Partner) are disallowed, the Sellers and the exchanging holders will not be required to reimburse the Special Limited Partner for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be applied against and reduce any future cash payments otherwise required to be made by the Special Limited Partner, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us and our consolidated subsidiaries (including the Special Limited Partner) may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we and our consolidated subsidiaries (including the Special Limited Partner) might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances the Special Limited Partner could make payments under the Tax Receivable Agreement in excess of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) actual income or franchise tax savings, which could materially impair our and our consolidated subsidiaries’ (including the Special Limited Partner’s) financial condition.

Moreover, the Tax Receivable Agreement provides that, in the event that (i) the Special Limited Partner exercises its early termination rights thereunder, (ii) certain changes of control of us, the Special Limited Partner or RSILP occur (as described in the RSILP A&R LPA), (iii) the Special Limited Partner in certain circumstances, fails to make a payment required under the Tax Receivable Agreement by its final payment date, which non-payment continues for 30 days following such final payment date or (iv) we or the Special Limited Partner materially breach any of our material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii), which breach continues without cure for 30 days following receipt by us and/or the Special Limited Partner of written notice thereof and written notice of acceleration is received by us and/or the Special Limited Partner thereafter (except that in the case that the Tax Receivable Agreement is rejected in a case commenced under bankruptcy laws, no written notice of acceleration is required), in the case of clauses (iii) and (iv), unless certain liquidity exceptions apply, the Special Limited Partner’s obligations under the Tax Receivable Agreement will accelerate and the Special Limited Partner will be required to make a lump-sum cash payment to the Sellers and/or other applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our and our consolidated subsidiaries’ (including the Special Limited Partner’) future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we and our consolidated subsidiaries (including the Special Limited Partner) realize subsequent to such payment because such payment would be calculated assuming, among other things, that we and our consolidated subsidiaries (including the Special Limited Partner) would have certain assumed tax benefits available to us and that we and our consolidated subsidiaries (including the Special Limited Partner) would be able to use the assumed and potential tax benefits in future years.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize. Furthermore, the Special Limited Partner’s obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for RSILP’s securities and trading in shares of our Class A Common Stock and warrants was not very active. Accordingly, the valuation ascribed to the Company in our recent Business Combination may not be indicative of the price that will ultimately prevail in the trading market and, even if an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	the volume of shares of our Class A Common Stock or warrants available for public sale;

•	any major change in our Board or management;

•	sales of substantial amounts of Class A Common Stock or warrants by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

A significant portion of our total outstanding securities are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A Common Stock or our warrants in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. As of the date hereof, the Controlling Holders own approximately 67.7% of the outstanding shares of our common stock (primarily comprised of Class V Voting Stock, but they have the ability to convert their RSILP Units for shares of Class A Common Stock on a one-for-one basis, with the corresponding number of shares of Class V Voting Stock being surrendered and cancelled) and the Sponsor, together with the former executives of dMY, beneficially own approximately 5.8% of the outstanding shares of our common stock (after giving effect to the exercise of any warrants held by Sponsor and the former executives that could become exercisable within 60 days of the date hereof). While the Controlling Holders, Sponsor and the former executives have agreed to be subject to certain restrictions regarding the transfer of the Class A Common Stock, these shares may be sold after the expiration of the applicable lock-up restrictions. We have filed a registration statement, and may in the future file one or more additional registration statements, to provide for the resale of such securities from time to time. As restrictions on resale end and the registration statements are available for use, the market price of the securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

There can be no assurance that we will be able to comply with the NYSE’s continued listing standards.

Our continued eligibility for listing on the NYSE depends on a number of factors. If the NYSE delists our Class A Common Stock and/or warrants from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our Charter’s exclusive forum provision may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or RSI stockholder to us or to our stockholders, (iii) any action asserting a claim against us, our directors, officers, other employees or RSI stockholders arising pursuant to any provision of the Delaware General Corporation Law, our Charter or our bylaws, or (iv) any action asserting a claim against us, our directors, officers, other employees or RSI stockholders governed by the internal affairs doctrine under Delaware law shall be brought, to the fullest extent permitted by law, solely and exclusively in the Delaware Court of Chancery; provided, however, that, in the event that the Delaware Court of Chancery lacks subject matter jurisdiction over any such actions, our Charter provides that the sole and exclusive forum shall be another state or federal court located within Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant.

In addition, our Charter requires, unless we consent in writing to the selection of an alternative forum, that the U.S. federal district courts shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. This provision in our Charter does not address or apply to claims arising under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.

Provisions in our Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for securities and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board, the controlling provisions of the Investor Rights Agreement, a supermajority vote required to amend certain provisions of our Charter and the ability of the Board to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

Economic downturns and political and market conditions beyond our control, including reduced consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects.

Our financial performance is subject to global and U.S. economic conditions and their impact on consumer spending. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business, financial condition, results of operations and prospects. We are currently experiencing a global recession as a result of the COVID-19 pandemic, and if recovery is slow or stalls, or we experience another downturn because of another wave of the COVID-19 pandemic, we may experience a material adverse effect on our business, financial condition, results of operations or prospects. The ultimate severity of the COVID-19 outbreak is currently uncertain and therefore we cannot predict the full impact it may have on our customers and our operations; however, the effect on our business, financial condition, results of operations and prospects could be material and adverse.

Consumer discretionary spending and consumer preferences are driven by socioeconomic factors beyond our control, and our business is sensitive to reductions from time to time in consumer discretionary spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception of weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as online casino and retail or online sports betting. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases such as COVID-19, could lead to a further reduction in discretionary spending on leisure activities, such as online casino and retail or online sports betting.

We may be subject to litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

As a growing company with expanding operations, we may in the future increasingly face the risk of claims, lawsuits and other proceedings involving intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, regulatory and compliance, competition and antitrust, commercial disputes, services and other matters. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations and prospects.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal (if any), or in payments of substantial damages or fines, posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on unfavorable terms. These proceedings could also result in criminal sanctions, reputational harm, consent decrees or orders preventing us from offering certain products or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.

From time to time, we receive formal and informal inquiries from government authorities and regulators, including gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could adversely affect our business, financial condition, results of operations and prospects. Further, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business, financial condition, results of operations and prospects.

Our insurance may not provide adequate levels of coverage against claims.

We intend to maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits or be below our applicable deductible, and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business, financial condition, results of operations and prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on in part on our ability to obtain and maintain licenses to offer our offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our offerings, increasing our customer base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our online casino and retail and online sports betting operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may have difficulty accessing the service of banks, credit card issuers and payment processing providers, which may make it difficult to provide our offerings.

Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing providers may be hesitant to offer banking and payment processing services to real-money gaming businesses. Consequently, the businesses involved in our industry, including ourselves, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest. If we were unable to maintain our bank accounts or our customers were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platform, it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges, which could result in an inability to implement our business plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 6,575 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams. This lease is set to expire on April 30, 2024, subject to our option to extend the term for two successive terms of two years each. We also lease office space in New Jersey, Colombia and Estonia.

We anticipate obtaining additional space as we continue to grow globally and increase headcount. We currently believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time we become involved in legal proceedings (including as described below) concerning matters arising in connection with the conduct of our business activities. These proceedings may be at varying stages, and many of these proceedings may seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain matter described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceeding is in its early stages; (ii) damages are unsupported and/or exaggerated; (iii) there is uncertainty as to the outcome of pending appeals or motions; (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories to be presented. For this matter, however, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC

A complaint in the case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the U.S. District Court for the Northern District of Illinois, was served on us on August 18, 2020 and was subsequently amended and served on us on September 15, 2020. The complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts breach of contract, promissory estoppel and unjust enrichment claims to recover damages. RSILP filed a motion to dismiss on October 13, 2020. We believe we have multiple defenses and grounds for dismissal of the claim and intend to defend against the claim vigorously.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information & Stockholders

Our Class A Common Stock and our warrants to purchase our Class A Common Stock are quoted on the NYSE under the symbols “RSI” and RSI WS”, respectively. There is no public market for our Class V Voting Stock.

As of March 22, 2021, there were 80 holders of record of our Class A Common Stock, three holders of record of our warrants to purchase our Class A Common Stock and 17 holders of record of our Class V Voting Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

Public Warrant Redemption

On February 22, 2021, we issued a notice of redemption to redeem all of our outstanding warrants other than the Private Placement Warrants and Working Capital Warrants (the “Public Warrants”) that remain unexercised as of 5:00 p.m. Eastern Standard Time on March 24, 2021. Any Public Warrants outstanding after that time will be void and no longer exercisable and the holders thereof will have no rights with respect to those Public Warrants, except to receive the redemption price of $0.01 per warrant (the “Redemption”).

Dividend Policy

We have not paid any cash dividends on our shares of common stock to date and do not anticipate paying any cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition as well as general business conditions. The payment of any cash dividends will be within the discretion of the Board at such time.

Recent Sales of Unregistered Securities

In connection with dMY’s initial formation, on November 27, 2019, Sponsor purchased an aggregate of 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”), in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. In February 2020, Sponsor transferred 25,000 Class B Common Shares to each of Darla Anderson, Francesca Luthi and Charles E. Wert, dMY’s independent directors at the time, resulting in Sponsor holding 5,675,000 shares of Class B Common Stock. Such securities were issued in connection with dMY’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Sponsor, each equity holder in Sponsor, Mmes. Anderson and Luthi, and Mr. Wert are each an accredited investor under Rule 501 of Regulation D. The shares of Class B Common Stock automatically converted into shares of Class A Common Stock upon the Closing.

Sponsor also purchased from dMY an aggregate of 6,600,000 private placement warrants at $1.00 per warrant for an aggregate purchase price of $6,600,000 (the “Private Placement Warrants”). This purchase occurred on a private placement basis simultaneously with the completion of dMY’s initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Sponsor and each equity holder in Sponsor, is an accredited investor under Rule 501 of Regulation D.

Upon the Closing, the Company also issued to Sponsor an aggregate of 75,000 warrants at $1.00 per warrant in exchange for converting certain outstanding working capital loans in an aggregate amount of $75,000 into warrants (the “Working Capital Warrants”). This issuance occurred on a private placement basis simultaneously with the Closing. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Sponsor and each equity holder in Sponsor, is an accredited investor under Rule 501 of Regulation D.

In connection with the Business Combination, the Company issued and sold to the subscribers in a private placement an aggregate of 16,043,002 shares of Class A Common Stock at $10.00 per share, for an aggregate purchase price of $160,430,020. The issuance occurred on a private placement basis immediately prior to the Closing. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Each purchaser in this private placement was an accredited investor under Rule 501 of Regulation D.

In connection with the Business Combination, the Company issued to RSILP 160,000,000 shares of newly issued Class V Voting Stock, representing the same number of Retained RSILP Units, which shares were immediately distributed by RSILP to the Sellers. The issuance was made to the Sellers, each of whom is an accredited investor, in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 8 to our audited consolidated financial statements, included elsewhere in this Annual Report, for additional information required.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). These non-GAAP financial measures are being presented because they provide us and readers of this MD&A with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Loss, the most comparable GAAP measure, are provided in this MD&A.

Unless the context requires otherwise, all references in this MD&A to the “Company,” “we,” “us,” or “our” refer to the business of Rush Street Interactive, LP and its subsidiaries prior to the consummation of the Business Combination and Rush Street Interactive, Inc. and its subsidiaries after consummation of the Business Combination.

Our Business

We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S. and Latin American markets. Our mission is to provide our customers with the most player-friendly online casino and online sports betting experience in the industry. In furtherance of this mission, we strive to create an online community for our players where we are transparent and honest, treat our players fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide them with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.

We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting (i.e., sports betting services provided to bricks-and-mortar casinos), as well as social gaming, which involves free-to-play games that use virtual credits that can be earned or purchased. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in nine U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Colorado		✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Michigan	✓	✓	✓
Pennsylvania	✓	✓	✓
New Jersey	✓	✓
New York			✓
Virginia		✓

In 2018, we also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally.

Our real-money online casino and online sports betting offerings are provided under our BetRivers.com and PlaySugarHouse.com brands in the United States and under our RushBet.co brand in Colombia. We operate and/or support retail sports betting for our bricks-and-mortar casino partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands in certain markets as well. Our decision about what brand or brands to use is market-specific and partner-specific, and is based on brand awareness, market research and marketing efficiency.

Our proprietary online gaming platform is the foundation of our digital business and reflects a suite of technologies that together provide a leading management, administrative, reporting and regulatory compliance end-to-end solution that powers our operations. It incorporates multiple sophisticated technologies and provides a central back-office function to manage player accounts, payments, risk, a wide range of proprietary bonusing and loyalty programs and features, while ensuring that we can deliver a seamless experience for both players and gaming operators. Our technology platform is flexible and supports both real-money online offerings and social gaming on a single code base.

Impact of COVID-19

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

The COVID-19 pandemic has significantly impacted our business. The direct impact on our business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being required to stay home and restrict their traveling or otherwise voluntarily doing such. During the period of these stay-at-home orders, our business volume significantly increased and has continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events. For example, beginning in March 2020 and continuing through the end of the second quarter, many sports seasons and sporting events, including the NBA regular season and playoffs, the NCAA college basketball tournament, the MLB regular season, U.S. soccer leagues and European Cup competitions, the Masters golf tournament, and the NHL regular season and playoffs, were suspended or cancelled. The suspension of sports seasons and sporting events reduced our customers’ use of, and spending on, our sports betting offerings. Primarily starting in the third quarter and continuing into the fourth quarter of 2020, most major professional sports leagues resumed their activities. The MLB began its season after a delay and also completed the World Series, the NHL resumed its season and completed the Stanley Cup Playoffs, the Masters golf tournament was held, most U.S. soccer leagues resumed and several European cup competitions were held, and the NFL season began on its regular schedule. During this time, the NBA also resumed its season, completed the NBA Finals and commenced its 2020-2021 season. The return of major sports and sporting events, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in our sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The suspension and alteration of sports seasons and sporting events earlier in the year reduced our customers’ use of, and spending on, our sports betting offerings and caused us to issue refunds for canceled events. Additionally, while many bricks-and-mortar casinos where we operate retail sports betting have reopened, they generally continue to operate with reduced capacity. Ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.

Our revenues vary based on sports seasons and sporting events, among other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.

The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our offerings, reducing cash flows and revenues, thus materially harming our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, we have business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Our Business Model

We enter new markets by leveraging our proprietary online gaming platform and our ability to provide either a full-suite service model or a customized solution to fit a specific situation. Our business model is designed to be nimble, innovative and customer-centric. By leveraging our dynamic proprietary online gaming platform, we aspire to be “first to market” where real-money online gaming has been newly legalized and where our management determines that it is desirable to enter such market.

Our principal offerings are our real-money online casino and online sports betting products. These products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand. We also provide a variety of retail sports betting solutions to service land-based casino partners and leverage our social gaming offerings to increase customer engagement and build online databases in key markets both before and after legalization and regulation.

We currently generate revenue through two operating models: (i) B2C and (ii) B2B. Through our B2C operations, we offer online casino, online sports betting and social gaming directly to the end customer through our websites or apps. B2C is our primary operating model, contributing more than 99% of our total revenue for the years ended December 31, 2020 and 2019, and we expect that it will continue to be our primary operating model into the future. We offer retail sports betting on a B2B basis, where we provide retail sports betting services to land-based partners such as bricks-and-mortar casinos in exchange for a monthly commission, which based on the retail sportsbook’s revenue. Services vary for each B2B relationship but can include a variety of services, ranging from turnkey retail sports betting operations to other more limited operational or enhanced services such as ongoing management and oversight of the retail sportsbook, technical support for the retail sportsbook’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. We generate revenue as the retail sports services are performed and when the commission amounts become known.

In advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money product offerings to operate under the gaming license of, or partner with, a land-based operator such as a bricks-and-mortar casino. Consequently, we leverage our relationships with bricks-and-mortar casinos and vendors in the gaming industry to find high-quality and reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market. To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards players in exciting, fair and transparent ways. We recognize and reward player loyalty by, among other things, ensuring there are exciting benefits at each of the player loyalty levels we currently offer.

The Business Combination

On December 29, 2020, we completed the Business Combination. As a result of the Business Combination, we are organized in an Up-C structure, in which substantially all the assets of the combined company are held by RSILP and its subsidiaries, and the Company’s only assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – the Special Limited Partner and RSI GP, LLC (“RSI GP”)). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 21.9% of the RSILP Units (which includes 100% of the earnout interests that were earned in January 2021) and controls RSILP through RSI GP, and the Sellers owned approximately 78.1% of the RSILP Units (which includes 100% of the earnout interests that were earned in January 2021) and control the Company through the ownership of the Class V Voting Stock. The Company has also entered into certain customary agreements in connection with the Business Combination, including the Tax Receivable Agreement, which provides for the sharing of certain tax benefits as realized by the Company. See “Business — Business Combination” for a more comprehensive description of the Business Combination and the agreements entered into in connection therewith.

Trends in Key Metrics

Monthly Active Uniques

MAUs is the number of unique players per month who have placed at least one real-money bet across one or more of our online casino or online sports betting offerings. For periods longer than one month, we average the MAUs for the months in the relevant period. We exclude players who have made a deposit but have not yet placed a real-money bet across one of our online offerings. We also exclude players who have placed a real-money bet but only with promotional incentives. The numbers of unique players included in calculating MAUs include U.S.-based players only.

MAUs is a key indicator of the scale of our user base and awareness of our brands. We believe that year-over-year MAUs is also generally indicative of the long-term revenue growth potential of our business, although MAUs in individual periods may be less indicative of our longer-term expectations. We expect the number of MAUs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our offerings to appeal to a wider audience.

The chart below presents our average MAUs for the years ended 2020 and 2019:

The year-over-year increase in MAUs was mainly due to our expansion into new markets (specifically Illinois, Colorado and Iowa), the positive response from our strategic advertising and marketing efforts, and our accelerated adoption of online casino during the COVID-19 pandemic and to a lesser extent, online sports betting, once sports seasons and events resumed toward the end of the third quarter of 2020.

Average Revenue Per Monthly Active User

ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the years ended 2020 and 2019:

The year-over-year increase in ARPMAU was mainly due to our continued focus on driving customer engagement across each of our online offerings, especially in New Jersey, Pennsylvania and Colombia where we offer both online casino and online sports betting.

Non-GAAP Information

This MD&A includes Adjusted EBITDA, which is a non-GAAP performance measure that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA provides useful information to investors regarding our results of operations and operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because certain expenses are either non-cash (for example, depreciation and amortization, and share-based compensation) or are not related to our underlying business performance (for example, interest income or expense).

We include Adjusted EBITDA because management uses it to evaluate our core operating performance and trends and to make strategic decisions regarding the distribution of capital and new investments. Management believes that Adjusted EBITDA provides investors with useful information on our past financial and operating performance, enable comparison of financial results from period-to-period where certain items may vary independent of business performance, and allow for greater transparency with respect to metrics used by our management in operating our business. Management also believes this non-GAAP financial measure is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest U.S. GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2020	2019
Net loss	$(138,811)	$(22,450)

Depreciation and amortization	2,082	1,139
Interest expense, net	135	123
Income tax expense	2,919	-
One-time payment from Affiliated casino	(9,000)	-
Change in fair value of earnout interests liability	2,338	-
Share-based compensation	144,733	13,407
Adjusted EBITDA	$4,396	$(7,781)

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

We operate within the global gaming and entertainment industry, which is comprised of diverse products and offerings that compete for consumers’ time and disposable income. As we prepare to enter new jurisdictions, we expect to face significant competition from other established industry players, some of which may have more experience in online casino, and online and/or retail sports betting, and have access to more resources. We believe that our proprietary online gaming platform, our experience operating in domestic and foreign jurisdictions, our brand and marketing strategies, which appeal to both male and female customers, and our many unique product offerings and bonusing features will enable us to compete with such established industry players.

Our performance may vary from one jurisdiction to the next as a result of the level of competition in each jurisdiction.

Legalization, Regulation and Taxation

Our financial growth prospects depend on legalization of online casino and sports betting across more of the United States, a trend that we believe is in its early stage. Online casino may expand further due to many factors, including that states are seeking ways to increase revenues. Online sports betting’s prospects were made possible after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to enter new jurisdictions that we believe are financially prudent for us to enter as they are legalized. Online casino is currently authorized only in six states: Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). As of the date hereof, 22 states and the District of Columbia have legalized sports betting. Of those 23 jurisdictions, 15 states have authorized statewide online sports betting while eight remain retail-only at casinos or retail locations.

The process of securing the necessary licenses or partnerships to operate in a given jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and gaming taxes may make it less attractive or more difficult for us to do business in a particular jurisdiction. Further, certain jurisdictions require us to have a relationship with a bricks-and-mortar casino or other land-based partner for online sports betting access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private operators such as us.

States and some local governments impose tax rates on online casino and sports betting, which may vary substantially between states. We are also subject to a federal excise tax of 0.25% on the amount of each sports bet placed. We believe the jurisdictions that will create the most compelling levels of profitability for us are jurisdictions with both online casino and sports betting at favorable tax rates.

Ability to Acquire, Retain and Monetize Customers

Our ability to effectively market is critical to operational success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and/or re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the products offered in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.

With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of which advertising methods and channels are working and which ones are not.

These investments and personalized promotions are intended to increase consumer awareness and drive engagement. While we have some data points, particularly in New Jersey, of the effectiveness of our marketing and promotion activities, our limited operating history and the relative novelty of the U.S. online casino and sports betting industries make it difficult for us to predict when we will achieve our longer-term profitability objectives.

Managing Wagering Risk

The online casino and retail and online sports betting businesses are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of online casino wager or retail or online sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of winnings to total amount bet) with respect to the online casino and retail and online sports betting we offer to our customers. We use the hold percentage as an indicator of an online casino game or retail or online sports bet’s performance against its expected outcome. Although each online casino wager or retail or online sports bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. In the short term, for online casino and retail and online sports betting, the element of chance may affect win rates (hold percentages); these win rates, particularly for retail and online sports betting, may also be affected in the short term by factors that are largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, the financial resources of customers, the volume of bets placed and the amount of time spent betting. For online casino games, it is possible a random number generator outcome or game will malfunction and award errant prizes. For retail and online sports betting, it is possible that our platform erroneously posts odds or is otherwise misprogrammed to pay out odds that are highly favorable to bettors, and bettors place bets before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting products are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and retail and online sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our online casino or sports betting customers exceeding those anticipated. The variability of win rates (hold rates) also has the potential to adversely affect our business, financial condition, results of operations, prospects and cash flows.

Mix of Revenue Based on Time Period in Markets

Our profitability generally depends on how long we have been operating in each jurisdiction. Generally, but not always, our profitability levels will increase in a jurisdiction as we have operated there for longer.

Mix of Revenue From Our Different Operating Models

Because we operate using two different operating models, each of which has its own unique range of profitability, the relative proportion of revenue that is derived from each operating model in a given time period could impact our overall level of profitability.

Key Components of Revenue and Expenses

Revenue

We offer real-money online casino, online sports betting and/or retail sports betting in nine U.S. states and Colombia. We also provide social gaming, where players are given virtual credits to enjoy free-to-play games.

Our revenue is predominantly generated from our U.S. operations with the remaining revenue being generated from our Colombian operations. See Note 2 to our audited consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings.

Online Casino

Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette) and slot machines. For these offerings, we function similarly to bricks-and-mortar casinos, generating revenue through hold, or gross winnings, as players play against the house. Like bricks-and-mortar casinos, there is volatility with online casino, but as the volume of bets placed increases, the revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than online sports betting revenue.

Our online casino offering consists of a combination of licensed content from leading suppliers in the industry, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from the casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to players in jurisdictions where use is approved by the regulatory authorities. We pay much lower fees on revenue generated through our self-developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky), and our single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.

Online casino revenue is generated based on total player bets less amounts paid to players for winning bets, less incentives awarded to players, plus or minus the change in the progressive jackpot reserve.

Online Sports Betting

Online sports betting involves a user placing a bet on the outcome of a sporting event, or a series of sporting events, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to its customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a long-term betting win margin.

Integrated into our online sports betting platform is a third-party risk and trading platform currently provided by certain subsidiaries of Kambi Group plc. In addition to traditional fixed-odds betting, we also offer other sports betting products including in-game betting and multi-sport parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering.

Online sports revenue is generated based on total player bets less amounts paid to players for winning bets, less incentives awarded to players, plus or minus the change in unsettled sports bets.

Retail Sports Betting

We provide retail sports services to land-based casinos in exchange for a monthly commission that is calculated based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook (i.e., within a bricks-and-mortar casino), technical support for the casino’s customers, customer support, risk management, advertising and promotion, and support for third-party sports betting equipment.

In addition, certain relationships with business partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total player bets less amounts paid to players for winning bets, less other incentives awarded to players.

Social Gaming

We provide social gaming where players are given virtual credits to enjoy free-to-play games. Players that exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.

Our social gaming business has three main goals: building online databases in key markets ahead of and post-legalization and regulation; generating revenues; and increasing engagement and visitation to our bricks-and-mortar casino partner properties. Our social gaming products are a marketing tool that keeps the applicable brands at the top of our players’ minds and engages with players through another channel while providing the entertainment value that players seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.

We recognize deferred revenue when players purchase virtual credits and revenue when the virtual credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.

Costs and Expenses

Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries and benefits of dedicated personnel. These costs are variable in nature and should correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based operators that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer). Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).

Advertising and Promotions Costs. Advertising and promotion costs consist primarily of costs associated with marketing the product via different channels, promotional activities and the related costs incurred to acquire new customers. These costs include salaries and benefits for dedicated personnel and are expensed as incurred.

Our ability to effectively market is critical to operational success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the products offered in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.

With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of which advertising methods and channels are working and which ones are not.

General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs. As part of the certain agreements with key executives, share-based awards in the form of profit interest were granted. Share-based compensation expense consists of the expenses related to the vesting of these awards in addition to the remeasurement of liability-classified awards. See Note 8 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Depreciation and Amortization. Depreciation and amortization expense consist of depreciation on our property and equipment over the useful lives as well as amortization of market access licenses and gaming jurisdictional licenses over the useful lives. See Notes 2, 4 and 5 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods. We have derived these data from our audited consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Change
($ in thousands)	2020	2019	$	%
Revenue	$278,500	$63,667	$214,833	337%
Costs of revenue	190,873	32,893	157,980	480%
Advertising and promotions	56,517	28,313	28,204	100%
General administration and other	162,447	23,649	138,798	587%
Depreciation and amortization	2,082	1,139	943	83%
Loss from operations	(133,419)	(22,327)	(111,092)	498%
Interest expense, net	(135)	(123)	(12)	10%
Change in fair value of earnout interests liability	(2,338)	-	(2,338)	100%
Loss before income taxes	(135,892)	(22,450)	(113,442)	505%
Income tax expense	2,919	-	2,919	100%
Net loss	$(138,811)	$(22,450)	$(116,361)	518%

Revenue. Revenue increased by $214.8 million, or 337%, to $278.5 million in 2020 as compared to $63.7 million in 2019. The increase was mainly due to, and directly correlated with, our expansion into new markets (specifically Illinois, Colorado and Iowa), our continued growth in markets that we entered in 2019 such as Pennsylvania and our accelerated adoption of online casino during the COVID-19 pandemic and to a lesser extent, online sports betting once sports seasons and events resumed toward the end of the third quarter of 2020. The increase reflects higher period-over-period online casino and sports betting revenue of $212.5 million, social gaming revenue of $2.2 million and retail sports betting revenue of $0.1 million.

Costs of Revenue. Costs of revenue increased by $158.0 million, or 480%, to $190.9 million in 2020 as compared to $32.9 million in 2019. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets (specifically Illinois, Colorado and Iowa). Market access costs, operating expenses and gaming taxes contributed $129.4 million, $18.1 million and $5.0 million, respectively, to the year-over-year increase in costs of revenue, with payments processing costs, personnel costs and other costs of revenue contributing to the remaining $5.5 million of the year-over-year increase. Costs of revenue as a percentage of revenue increased to 69% in 2020 as compared to 52% in 2019.

Advertising and Promotions. Advertising and promotions expense increased by $28.2 million, or 100%, to $56.5 million in 2020 as compared to $28.3 million in 2019. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for our offerings, such as executing strategic marketing or sponsorship arrangements with the three-time NBA champion Detroit Pistons, hall of famer Jerome Bettis, legendary NBA coach George Karl and nine-time First Division/Premier League champions, Everton Football Club. Advertising and promotions expense as a percentage of revenue decreased to 20% in 2020 as compared to 44% in 2019.

General Administration and Other. General administration and other expense increased by $138.8 million, or 587%, to $162.4 million in 2020 as compared to $23.6 million in 2019. The year-over-year increase was mainly due to $131.3 million of additional non-cash share-based compensation expense in 2020, related to partnership interests and profits interests in RSILP that were issued before the Business Combination. The remainder of the increase was due to increased personnel costs resulting from headcount growth between December 31, 2019 and 2020 as well as customary merit increases. General administration and other expense as a percentage of revenue increased to 58% for 2020 as compared to 37% in 2019.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.0 million, or 83%, to $2.1 million in 2020 as compared to $1.1 million in 2019. The increase was mainly due to purchases and subsequent amortization of license fees as we continue to expand into new states, such as Illinois and Colorado. Depreciation and amortization expense as a percentage of revenue decreased to 1% in 2020 as compared to 2% in 2019.

Interest expense, net. Interest expense, net was $0.1 million in 2020 and 2019.

Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was $2.3 million in 2020 and zero in 2019.

Income tax expense. Income tax expense was $2.9 million in 2020 and zero in 2019.

Comparison of the Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Change
($ in thousands)	2019	2018	$	%
Revenue	$63,667	$18,226	$45,441	249%
Costs of revenue	32,893	10,709	22,184	207%
Advertising and promotions	28,313	10,914	17,399	159%
General administration and other	23,649	6,398	17,251	270%
Depreciation and amortization	1,139	898	241	27%
Loss from operations	(22,327)	(10,693)	(11,634)	109%
Interest expense, net	(123)	(42)	(81)	193%
Change in fair value of earnout interests liability	-	-	-
Loss before income taxes	(22,450)	(10,735)	(11,715)	109%
Income tax expense	-	-	-
Net loss	(22,450)	(10,735)	(11,715)	109%

Revenue. Revenue increased by $45.4 million, or 249%, to $63.7 million in 2019 as compared to $18.2 million in 2018. The increase was mainly due to, and directly correlated with, RSI’s expansion and growth year-over-year. The increase was attributable primarily to the increase of online casino and sports wagering revenue in Pennsylvania of $22.3 million and New Jersey of $17.3 million. All other revenue sources accounted for the remaining $5.8 million increase in revenue between the two periods.

Costs of Revenue. Costs of revenue increased by $22.2 million, or 207%, to $32.9 million in 2019 as compared to $10.7 million in 2018. The increase was mainly due to, and directly correlated with, RSI’s expansion and growth year-over-year. Market access arrangements (that include certain gaming taxes), platform costs, and gaming taxes contributed $7.0 million, $6.8 million, and $4.6 million, respectively. Payments processing costs and personnel costs contributed the remaining $3.8 million to the increase in the twelve-month period in 2020 as compared to 2019. Costs of revenue as a percentage of revenue decreased to 51.7% in 2019 as compared to 58.8% in 2018.

Advertising and Promotions. Advertising and promotions expense increased by $17.4 million, or 159%, to $28.3 million in 2019 as compared to $10.9 million in 2018. The increase was mainly due to marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for RSI’s product offerings. Advertising and promotions expense accounted for 44.5% of our revenue in 2019 as compared to 59.9% in 2018.

General Administration and Other. General administration and other expense increased by $17.2 million, or 270%, to $23.6 million in 2019 as compared to $6.4 million in 2018. The increase was driven mainly by higher personnel costs related to share-based compensation expense. The increase was due to the grant of share-based awards to certain executive officers of RSI in December 2019 whereas no share-based awards were granted in 2018. On December 19, 2019, in conjunction with the contribution of all of the membership units of Rush Street Interactive, LLC to RSI, RSI granted profit interest to certain employees in the amount of 2,714,850 Common A-2 Units and 5,158,918 Common-B-1 Units. All of the Common A-2 Units granted vested upon grant and a majority of the Common B-1 Units vested on the grant date. The grant-date fair value of the share-based awards was derived from a Black-Scholes option pricing model that included the inputs for volatility, risk-free interest rate and time to liquidity. Additionally, a factor was included in determining the unit value for the lack of marketability discount since RSI is not a public company (see “—Critical Accounting Polices and Estimates” section below). The remaining increase to general administration and other expenses was attributable to other personnel costs reflecting headcount growth of 36% between December 31, 2018 and 2019 as well as customary merit increases. General administration and other expense accounted for 37.1% of our revenue for 2019 as compared to 35.1% in 2018.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 27%, to $1.1 million in 2019 as compared to $0.9 million in 2018. The increase was due primarily to the purchase of new and renewal of existing licenses, and the resulting amortization of those licenses, due to RSI’s expansion and growth of product offerings in various states, such as New Jersey, Indiana and Pennsylvania, in 2019 compared to 2018. Depreciation and amortization expense accounted for 1.8% of our revenue in 2019 as compared to 4.9% in 2018.

Quarterly Performance Trend and Seasonality

Our results of operations can and generally do fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online casino and sports betting offerings may vary due to customer satisfaction with our platform, the number and timing of sporting events, the length of professional sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance.

Our quarterly financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offering, we offer progressive jackpot games. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the size of the jackpot it may have a significant negative affect on our cash flow and financial condition.

Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the American football season as well as during the NBA and NCAA basketball seasons. In addition, the suspension, postponement or cancellation of major sports seasons and sporting events, due to COVID-19, may adversely impact our quarterly results. See “— Impact of COVID-19.”

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations. Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, along with the compensation and benefits of our employees.

We had $255.6 million in cash and cash equivalents as of December 31, 2020 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdiction and products). On February 22, 2021, we announced the Redemption, which could result in us receiving up to an additional $132.25 million in cash proceeds from the exercise of outstanding Public Warrants. Since RSILP’s founding through December 29, 2020, the date the Business Combination closed, we financed our operations without third-party debt and entirely with member contributions and operating cash flows. Since the consummation of the Business Combination, we have and intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows and proceeds from the Business Combination and the Redemption.

We had a working capital deficit as of December 31, 2020 due to the earnout interest liability, which was $351.0 million at December 31, 2020. The earnout interest liability pertains to certain shares and units held by directors of dMY and the Sellers that were subject to restrictions pending the achievement of certain earnout targets. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions. See Note 16 to our audited consolidated financial statements, included elsewhere in this Annual Report. Although recorded as a current liability at December 31, 2020, the occurrence of a triggering event would result in the issuance of additional Class A Common Stock and RSILP Units and would not result in any cash settlement. That is, the earnout interest liability should not be included in any future cash flow assumptions and will not affect our liquidity assessment as of December 31, 2020.

In connection with the Business Combination, we executed the TRA, which generally provides for the payment by the Special Limited Partner of 85% of certain net tax benefits, if any, that RSI and its consolidated subsidiaries, including the Special Limited Partner, realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no payments under the TRA have been made, and no payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.

We expect our existing cash and cash equivalents, proceeds from the Business Combination and the Redemption and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our offerings across more of the United States and worldwide and we increase our marketing and advertising spend. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Debt

As of December 31, 2020, we had no debt outstanding.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$16,179	$(2,459)	$(5,138)
Net cash used in investing activities	(6,243)	(5,770)	(644)
Net cash provided by financing activities	241,071	15,545	8,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	515	(6)	(147)
Net change in cash, cash equivalents and restricted cash	$251,522	$7,310	$2,071

Operating activities. Net cash provided by operating activities was $16.2 million for the year ended December 31, 2020 as compared to $2.5 million used in operating activities for the year ended December 31, 2019. The increase reflects a higher period-over-period net loss of $116.4 million, which was more than offset by higher non-cash expenses of $134.8 million and improvement in working capital of $0.2 million. The increase in non-cash expenses of $134.8 million was driven primarily by an increase in share-based compensation expense of $131.3 million and the change in fair value of earnout interests liability of $2.3 million.

During 2019, cash used in operating activities decreased by $2.6 million to $2.5 million, mainly due to a net loss of $22.4 million that included $14.5 million of non-cash expenses, as well as an increase of $6.9 million in accrued expenses and other current liabilities, $2.1 million in deferred royalty and $1.5 million in due to affiliates, which was partially offset by a decrease of $1.8 million in players receivable and $2.5 million in due from affiliates.

Investing Activities

Investing activities. Net cash used in investing activities during 2020 increased by $0.4 million to $6.2 million, as compared to $5.8 million during 2019. The increase reflects higher period-over-period purchases of property and equipment of $1.4 million, partially offset by lower period-over-period acquisitions of gaming licenses of $1.0 million such as Illinois and Colorado.

During 2019, net cash used in investing activities increased by $5.2 million to $5.8 million, mainly due to the purchase of licenses in various jurisdictions, such as New Jersey, Indiana and Pennsylvania, in the amount of $5.3 million and the purchase of fixed assets of $0.4 million.

Financing Activities

Financing activities. Net cash provided by financing activities during 2020 increased by $225.6 million to $241.1 million, as compared to $15.5 million during 2019. The increase reflects the net proceeds from the Business Combination and PIPE financing of $239.8 million during 2020, partially offset by lower period-over period member capital contributions net of member distributions of $14.2 million.

For 2019, net cash provided by financing activities increased by $7.5 million to $15.5 million, of which $15.0 million and $0.5 million were related to the purchase of membership interests and common units and the issuance of preferred units, respectively.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2020:

($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations (1)	$1,361	$322	$692	$347	$-
Other contractual obligations (2)	58,613	14,276	8,057	11,703	24,577
Total	$59,974	$14,598	$8,749	$12,050	$24,577

(1)	Includes operating lease obligations under non-cancelable lease contracts.

(2)	Includes obligations under non-cancelable contracts with vendors, licensors and others requiring us to make future cash payments, such as market access and licensing costs, marketing costs, and IT subscription costs.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with GAAP. In doing so, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. A discussion of our more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board. See Note 2 to our audited consolidated financial statements, included elsewhere in this Annual Report for further information on our critical and other significant accounting policies.

Share-based Compensation

Our historical and outstanding share-based compensation awards, including the issuances of equity awards and liability awards, are described in Note 8 to our audited consolidated financial statements, included elsewhere in this Annual Report. Share-based compensation expense recognized for the years ended December 31, 2020 and 2019 relates entirely to partnership interests in RSILP that were issued before the Business Combination. As of December 31, 2020, there were no share-based compensation awards granted by the Company subsequent to the Business Combination.

Share-based awards expected to be satisfied in cash are treated as liability awards and remeasured at fair value at the end of each reporting period, recognizing a proportionate amount of the expense for each period over the vesting period of the award. Share-based awards expected to be satisfied in Company common stock are treated as equity awards and recorded based on an estimated grant date fair value and on a straight-line basis over the vesting period of the award. We account for forfeitures as they occur. Determination of the fair value of the awards requires judgments and estimates regarding, among other things, the appropriate methodologies to follow in valuing the awards and the related inputs required by those valuation methodologies.

Prior to the Business Combination, we obtained a third-party valuation at the grant date for equity awards and at each remeasurement date for liability awards based upon assumptions regarding risk-free rates of return, expected volatilities, the expected term of the award and dividend yield, as applicable. The risk-free rate was based on an extrapolated 5-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. The expected term represented the period that our awards were expected to be outstanding and was calculated using a permitted simplified method, which was based on the vesting period and contractual term for each tranche of awards. The expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the awards, as we did not have any trading history of RSILP common units prior to the Business Combination. The comparable companies were chosen based on their size, stage in life cycle and area of specialty. The dividend yield used was zero because we have not paid dividends on RSLIP common units nor did we expect to pay dividends in the foreseeable future.

Prior to the Business Combination, we determined the estimated fair value of the RSILP common units (which include preferred units, Common A-1 units, Common A-2 units and Common B-1 units) based on third party valuation reports that were prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For the year ended December 31, 2019, we determined the estimated fair value of the RSILP common units using the Option Pricing Model (“OPM”), an allocation method that considers the current value of equity and then allocates that equity value to each equity class based on its corresponding rights and preferences. The OPM treated the common units and preferred units as call options on our total equity value, with exercise prices based on the liquidation preferences of the preferred units. The OPM utilized the Black-Scholes model to price the call options and considered the various terms of the unitholder agreements that would affect the distributions to each class of equity upon a liquidity event, including the level of seniority among the classes of equity, dividend policy, conversion ratios and cash allocations. We applied a Market Approach (using the Market Value of Invested Capital) to determine our total equity value. The Market Value of Invested Capital was determined based on the performance of a set of guideline comparable companies, known as the Guideline Publicly-Traded Companies Method, or GPTCM, and a set of guideline comparable recent market transactions, known as the Guideline Company Transactions Method, or GTM. Under the GPTCM and GTM, valuation multiples were calculated from the market data and operating metrics of the guideline companies/transactions. The selected multiples were evaluated and adjusted based on our strengths and weaknesses relative to the companies/transactions being analyzed. The selected multiples were ultimately applied to our operating metrics to calculate indications of value. A discount for lack of marketability was also then applied.

Beginning in June 2020, we determined the estimated fair value of the RSILP common units using the Hybrid Method, which incorporated the OPM and the Probability Weighted Expected Return Method (PWERM) Scenario-Based Method, estimating the probability-weighted value across multiple scenarios by using the OPM to estimate the allocation of value within one or more of those scenarios. The Hybrid Method was utilized given there was transparency into one or more near-term potential exits but there existed uncertainty regarding what would occur if the near-term exit plans did not materialize. Under the PWERM, the values of the various equity interests were estimated based upon an analysis of future values for RSILP, assuming various potential future outcomes. Share value was based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us, as well as the rights of each share class. The future outcomes modeled included (1) an acquisition and (2) continued operations as a private company until a later exit date. To estimate the total equity value for the acquisition model, we utilized a Post-Money Value derived from the Business Combination Agreement, and to estimate the total equity value for the continued operations as a private company model, we utilized an average of the values from the GPTCM and GTM analyses.

After deriving the indicated values of equity under each scenario, the common unit per share equity allocations were calculated based on a cash exit distribution allocation method for the acquisition model and an OPM for the continued operations as a private company model. After calculating the per share values in each model, we applied discounts for the time until exit and lack of marketability, and then applied a probability estimate to each scenario (acquisition versus continued operations as a private company), representing the likelihood of each scenario occurring. The fair value of common units was ultimately determined by calculating the probability weighted average of both scenarios.

For the period ended December 29, 2020, we continued to determine the estimated fair value of the RSILP common units using the OPM and PWERM Scenario-Based Method. However, because the analysis was performed on December 29, 2020 (i.e., the effective date of the Business Combination), we only considered the acquisition model and not the continued operations as a private company model. We utilized a Post-Money Value derived from the Business Combination Agreement to estimate the total equity value and calculated the common unit per share equity allocations based on a cash exit distribution allocation method. We did not apply any discount for time until exit, lack of marketability or probability of executing the merger.

Our management and Board considered various objective and subjective factors to determine the fair value of RSILP’s equity price per unit of each grant date, including the value determined by a third-party valuation firm. The factors considered by the third-party valuation firm and our Board included the following:

•	our financial performance, capital structure and stage of development;

•	our management team and business strategy;

•	external market conditions affecting our industry, including competition and regulatory landscape;

•	our financial position and forecasted operating results;

•	the lack of an active public or private market for our equity units;

•	the likelihood of achieving a liquidity event, such as a sale of Rush Street Interactive, LP or an initial public offering of our equity units; and

•	market performance analyses, including with respect to unit price valuation, of similar companies in our industry.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between the assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of these common units.

In contemplation of the Business Combination, the RSILP common units that existed prior to the Business Combination, including the profits interests described above, were converted into Class A Common Units of RSILP on December 29, 2020. See Note 3 to our audited consolidated financial statements, included elsewhere in this Annual Report.

We adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, consultants and independent directors that will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 13.4 million shares of Class A Common Stock and may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. The 2020 Plan terminates on December 29, 2030. As of December 31, 2020, no awards had been granted pursuant to the 2020 Plan.

Fair value measurements

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities on the reporting date.

•	Level 2 – Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The earnout interests, as described in Note 3 to our audited consolidated financial statements, included elsewhere in this Annual Report, are subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets. The earnout targets include (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the year ended December 31, 2021, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, is dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must be equal to or exceed the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would result in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions.

We obtained a third-party valuation at December 29, 2020 (i.e., the Business Combination date) and at December 31, 2020 based upon assumptions regarding share price, maturity, volatility and risk-free rate. The share price represents the trading price as of the valuation date. The maturity assumption represents the time to maturity or expiration of the earnout interest, which was three years. The volatility in the analysis was determined using the Guideline Public Companies’ daily trading activity. Daily volatilities were calculated based on the daily trading activity using a historical lookback period commensurate with the maturity. The selected volatility was the average of the Guideline Public Companies’ volatility for the period, which was calculated to be 54.58%. The risk-free rate utilizes the three-year U.S. Treasury bond rate in effect at the time of the grant.

The fair value was determined using a Monte Carlo simulation of 500,000 trials to value the earnout interests as of the valuation date. Within each trial, the Geometric Brownian Motion formula is used to simulate the underlying security price through the life of the earnout interests. In each trial, the 10th largest simulated trading price within any 20-day trading period was observed to determine if and when the earnout interests met either of the threshold values ($12.00 and $14.00) defined in the Trigger Events. Each future value is discounted to the appropriate valuation date at the risk-free rate to determine the value conclusion within each trial. The average of all 500,000 trials yields the overall valuation conclusion.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

We regularly review our deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, we have determined we are not more-likely-than-not to realize existing deferred tax assets and thus have recorded a valuation allowance. As we reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

We account for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. We recognize penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

Tax Receivable Agreement

Pursuant to the Tax Receivable Agreement, the Special Limited Partner is required to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units (for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.

We evaluate the realizability of the deferred tax assets resulting from the exchange of RSILP Units for Class A Common Stock. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable. If so, we record a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all our deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA liability is accounted for as a contingent liability. Therefore, once we determine that a payment becomes probable and can be estimated, the estimate of the payment will be accrued.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. RSI is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. The Company remains an emerging growth company and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the Company financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and Latin America. As such, we have been exposed in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.

Interest Rate Risk

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $262.1 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. A 10% increase or decrease in the interests rates of these interest-earning instruments would not have a material effect on our consolidated financial statements for the year ended December 31, 2020.

Foreign Currency Exchange Rate Risk

We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our functional and reporting currency. We do not currently hedge our foreign exchange exposure. Our foreign currency exposure is primarily with respect to the Colombian Peso (which accounted for less than 5% of our revenue for the fiscal years ended December 31, 2020 and 2019). A 10% increase or decrease in the value of these currencies to the U.S. Dollar would not have a material effect on our consolidated financial statements for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on December 29, 2020. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for RSI post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

Except as noted below, there has been no change in the Company’s internal control over financial reporting as of December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the audit of RSILP’s consolidated financial statements as of and for the fiscal years ended December 31, 2019 and 2018, we and our independent registered public accounting firm identified one “material weakness” in RSILP’s internal control over financial reporting and other control deficiencies. Upon consummation of the Business Combination, RSILP became an indirect subsidiary of RSI and is the company through which all or substantially all of RSI’s operations are run. The material weakness identified related to RSILP’s difficulty in preparing its consolidated financial statements on an accurate and timely basis, and how RSILP’s lack of accounting department personnel mitigates the ability to have proper review controls over estimates and contractual transactions and detailed monthly reviews. To remediate this material weakness, we hired several accounting and finance department personnel, including a Chief Financial Officer and a Controller, and engaged third-party providers to assist with the accounting for the Business Combination, income taxes and preparation of the Company’s consolidated financial statements. During the fourth quarter of fiscal year ended December 31, 2020, we successfully completed the testing necessary for management to conclude that this material weakness had been remediated.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

ITEM 9B. OTHER INFORMATION

On December 29, 2020, the Company’s stockholders approved and adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (the “Plan”). On March 24, 2021, in accordance with authority granted to the Board under Section 15 of the Plan, the Board approved and adopted an amendment to the Plan (the “Plan Amendment”) to correct a scrivener’s error in Section 18 of the Plan. A copy of the Plan Amendment is attached hereto as Exhibit 10.19 and is incorporated herein by this reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2021 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(a)1. Financial Statements

Audited Consolidated Financial Statements of Rush Street Interactive, Inc. for the years ended December 31, 2020 and December 31, 2019.
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Changes in Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

Financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, not applicable or included in the consolidated financial statements or the notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below
(3)(b) Description of Exhibits
Exhibit Index	68

 REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rush Street Interactive, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Street Interactive, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit as of and for the year ended December 31, 2020 in accordance with the standards of the PCAOB. We conducted our audit as of and for the year ended December 31, 2019 in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Whippany, NJ

March 25, 2021

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$255,622	$6,905
Restricted cash	6,443	3,638
Players receivables	779	1,851
Due from affiliates	28,764	3,135
Prepaid expenses and other current assets	2,871	1,673
Total current assets	294,479	17,202

License fees, net	9,750	6,957
Property and equipment, net	2,016	581
Operating lease right-of-use asset, net	1,100	-
Other assets	1,215	753
Total assets	$308,560	$25,493

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$11,994	$707
Accrued expenses and other current liabilities	25,995	9,670
Players liabilities	7,779	5,346
Share-based liability	-	7,342
Deferred royalty, short-term	195	159
Operating lease liabilities, short-term	226	-
Due to affiliates	3,751	2,858
Earnout interests liability	351,048	-
Total current liabilities	400,988	26,082

Deferred royalty, long-term	3,813	2,779
Operating lease liabilities, long-term	979	-
Total liabilities	405,780	28,861

Commitments and contingencies

Stockholders’ deficit
Class A common stock, $0.0001 par value, 750,000,000 and 0 shares authorized as of December 31, 2020 and 2019, respectively; 44,792,517 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	-
Class V common stock, $0.0001 par value, 200,000,000 and 0 shares authorized as of December 31, 2020 and 2019, respectively; 160,000,000 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	16	-
Additional paid-in capital	22,566	-
Accumulated other comprehensive income	93	-
Accumulated deficit	(45,146)	-
Total stockholders’ deficit attributed to Rush Street Interactive, Inc.	(22,467)	-

Non-controlling interests	(74,753)	-
Members’ deficit	-	(3,368)
Total deficit	(97,220)	(3,368)
Total liabilities and deficit	$308,560	$25,493

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except for share and per share amounts)

	December 31,
	2020	2019
Revenue	$278,500	$63,667

Operating costs and expenses
Costs of revenue	190,873	32,893
Advertising and promotions	56,517	28,313
General administration and other	162,447	23,649
Depreciation and amortization	2,082	1,139
Total operating costs and expenses	411,919	85,994
Loss from operations	(133,419)	(22,327)

Other expenses
Interest expense, net	(135)	(123)
Change in fair value of earnout interests liability	(2,338)	-
Total other expenses	(2,473)	(123)
Loss before income taxes	(135,892)	(22,450)

Income tax expense	2,919	-
Net loss	$(138,811)	$(22,450)

Net loss attributable to non-controlling interests	(138,236)	-
Net loss attributable to Rush Street Interactive, Inc.	$(575)	$(22,450)

Net loss per common share attributable to Rush Street Interactive, Inc. - basic and diluted	$(0.01)	N/A
Weighted average common shares outstanding - basic and diluted	43,579,704	N/A

	December 31,
	2020	2019
Net loss	$(138,811)	$(22,450)

Other comprehensive income (loss)
Foreign currency translation adjustment	524	10
Comprehensive loss	$(138,287)	$(22,440)

Comprehensive loss attributable to non-controlling interests	(137,712)	-
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(575)	$(22,440)

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

						Accumulated
					Additional	Other		Total	Non-
	Class A Common Stock		Class V Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Members’	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interests	Deficit	Deficit
Balance at December 31, 2018 (1)	-	$-	-	$-	$-	$-	$-	$-	$-	$(2,539)	$(2,539)
Members’ contribution	-	-	-	-	-	-	-	-	-	15,545	15,545
Share-based compensation	-	-	-	-	-	-	-	-	-	6,066	6,066
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	-	-	-	-	(22,450)	(22,450)
Balance at December 31, 2019	-	$-	-	$-	$-	$-	$-	$-	$-	$(3,368)	$(3,368)
Members’ contribution	-	-	-	-	-	-	-	-	-	6,500	6,500
Share-based compensation	-	-	-	-	-	-	-	-	-	1,692	1,692
Distribution to members	-	-	-	-	-	-	-	-	-	(5,192)	(5,192)
Settlement of share-based liability in exchange for RSILP Units	-	-	-	-	-	-	-	-	-	150,382	150,382
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	524	524
Proceeds and shares issued in the
Business Combination (Note 3)	44,792,517	4	160,000,000	16	22,566	93	(44,571)	(21,892)	(72,840)	(14,215)	(108,947)
Net loss	-	-	-	-	-	-	(575)	(575)	(1,913)	(136,323)	(138,811)
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	$22,566	$93	$(45,146)	$(22,467)	$(74,753)	$-	$(97,220)

(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(138,811)	$(22,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	144,733	13,407
Depreciation expense	490	100
Amortization of license fee	1,592	1,039
Noncash lease expense	205	-
Change in fair value of earnout interests liability	2,338	-
Changes in assets and liabilities:
Players receivables	1,072	(1,797)
Due from affiliates	(25,629)	(2,536)
Prepaid expenses and other current assets	(1,199)	(607)
Other assets	(462)	(502)
Accounts payable	11,229	129
Accrued expenses and other current liabilities	16,325	4,458
Players liabilities	2,433	2,678
Deferred royalty	1,070	2,070
Lease liabilities	(100)	-
Due to affiliates	893	1,552
Net cash provided by (used in) operating activities	16,179	(2,459)

Cash flows from investing activities
Purchases of property and equipment	(1,872)	(430)
Acquisition of gaming licenses	(4,371)	(5,340)
Net cash used in investing activities	(6,243)	(5,770)

Cash flows from financing activities
Proceeds from related party loan	650	-
Repayments of related party loan	(650)	-
Net proceeds from the Business Combination	239,763	-
Distribution to members	(5,192)	-
Members’ capital contribution	6,500	15,545
Net cash provided by financing activities	241,071	15,545

Effect of exchange rate changes on cash, cash equivalents and restricted cash	515	(6)

Net change in cash, cash equivalents and restricted cash	251,522	7,310
Cash, cash equivalents and restricted cash, at the beginning of the period	10,543	3,233
Cash, cash equivalents and restricted cash, at the end of the period	$262,065	$10,543

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,305	$-
Increase in accounts payable for property and equipment purchases	$58	$-
Earnout interests liability recognized in the Business Combination	$348,710	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$763	$-

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and, through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the U.S. and Latin America markets. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company.” The Company is headquartered in Chicago, IL.

Prior to the Reorganization (see Reorganization section below), RSILP was formed in the State of Delaware originally as Rush Street Interactive, LLC (“RSI LLC”) in March 2012. In December 2019, RSI LLC converted to a Delaware limited partnership.

RSI launched its first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. The Company establishes and utilizes subsidiaries, usually in the form of limited liability companies, to facilitate its operations in primarily jurisdictions where the Company is licensed to operate. Currently, RSI offers a combination of real-money online casino and sports betting, retail sports betting and retail sports services in the nine U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Colorado		✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Michigan	✓	✓	✓
Pennsylvania	✓	✓	✓
New Jersey	✓	✓
New York			✓
Virginia		✓

In addition, in 2018, RSI became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting. Currently, the Company offers both online casino and online sports betting in Colombia.

Reorganization

On December 29, 2020, dMY Technology Group, Inc. (“dMY”), a special purpose acquisition company incorporated in Delaware on September 27, 2019, completed the acquisition of certain units of RSILP pursuant to a Business Combination Agreement, dated as of July 27, 2020 (as amended and restated on October 9, 2020, as further amended on December 4, 2020), (the “Business Combination Agreement”), between RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), and Rush Street Interactive GP, LLC, a Delaware limited liability company, in its capacity as the Sellers’ Representative (in such capacity, the “Sellers’ Representative”).

In connection with the closing of the Business Combination Agreement (the “Closing”), and collectively with the other transactions described in the Business Combination Agreement, (the “Business Combination”), the Company was reorganized in an umbrella partnership-C corporation (or “Up-C structure”), in which substantially all of the assets of the combined company are held by RSILP and its subsidiaries, and Rush Street Interactive, Inc.’s only assets are its equity interests in RSILP (which are held indirectly through wholly-owned subsidiaries of the Company– RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP (“RSILP Units”) and controls RSILP through RSI GP, and the Sellers, owned approximately 76.9% of the RSILP Units and control the Company through the ownership of the Class V Common Stock (as defined below). Upon consummation of the Business Combination, dMY changed its name to “Rush Street Interactive, Inc.” See Note 3 for additional discussion related to the Business Combination.

Impact of COVID-19

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to the Company and its performance and could affect its financial results in a materially adverse way.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The COVID-19 pandemic has significantly impacted RSI. The direct impact, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of stay-at-home orders and similar consumer restrictions. During that time, RSI experienced increased player activity that has continued to remain strong even after many of these orders were lifted. COVID-19 has also had a direct impact on sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events. The suspension of sports seasons and sporting events reduced RSI’s customers’ use of, and spending on, our sports betting offerings. Primarily starting in the third quarter and continuing into the fourth quarter of 2020, most major professional sports leagues resumed their activities. The return of major sports and sporting events, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in the Company’s sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The Company’s revenues vary based on sports seasons and sporting events, among other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, the Company’s online casino offerings do not rely on sports seasons and sporting events, and as such, they may partially offset this adverse impact on revenue.

The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for RSI offerings, reducing cash flows and revenues, thus materially harming the business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe, and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. For consolidated entities that are less than wholly-owned, the third party’s holding of an equity interest is presented as Non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of equity (deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net income (loss) attributable to non-controlling interests in the Company’s consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, dMY is treated as the acquired company and RSILP is treated as the acquirer for financial statement reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of RSILP issuing stock for the net assets of dMY, accompanied by a recapitalization.

RSILP was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•	RSILP’s existing member’s, through their ownership of the Class V Common Stock, have the largest portion of the voting rights in the Company;

•	The Board of Directors of the Company (the “Board”) and management are primarily composed of individuals associated with RSILP; and

•	RSILP is the larger entity based on historical operating activity and has the larger employee base.

Thus, the financial statements included in this report reflect (i) the historical operating results of RSILP prior to the Reverse Recapitalization; (ii) the combined results of the RSILP and dMY following the Business Combination; and (iii) the acquired assets and liabilities of dMY stated at historical cost, with no goodwill or other intangible assets recorded.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Liquidity and Capital Resources

Based on the net proceeds from the Business Combination (refer to Note 3) and the proceeds from warrant exercises resulting from the public warrant redemption (refer to Note 7) and future spend assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report. The Company experienced positive operating cash flows of $16.2 million for the year ended December 31, 2020 and negative operating cash flows of $2.5 million for the year ended December 31, 2019.

The Company has a working capital deficit as of December 31, 2020 totaling $106.5 million, mainly a result of the earnout interests liability, which was $351.0 million at December 31, 2020. The earnout interests liability pertains to certain shares and units held by directors of dMY and the Sellers that were subject to restrictions pending the achievement of certain earnout targets, which did not occur until January 2021 (refer to Notes 3 and 16). Although recorded as a current liability at December 31, 2020, the earnout interests liability was reclassed to equity upon occurrence of the triggering event in January 2021 and did not result in any cash settlement. That is, the earnout interest liability should not be included in any future cash flow assumptions as of December 31, 2020. Refer to Note 3 for additional discussion of the earnout interest liability.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; deferred revenue relating to our social gaming revenue stream; accrued expenses and other current liabilities; determination of the incremental borrowing rate to calculate operating lease liabilities; valuation of the earnout interests liability; and deferred taxes and amounts associated with the Tax Receivable Agreement related to the Business Combination.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid, unrestricted savings, checking and instant access internet banking accounts with original maturities of 90 days or less at acquisition.

The Company maintains separate bank accounts to segregate cash that resides in players’ interactive gaming and sports betting accounts from cash used in operating activities. Due to certain regulatory requirements, cash amounts that reside in player’s interactive gaming and sports betting accounts at the end of the period are classified as restricted cash.

The following table reconciles cash and cash equivalents and restricted cash in the balance sheet to the total shown on the statements of cash flows:

	December 31,
($ in thousands)	2020	2019
Cash and cash equivalents	$255,622	$6,905
Restricted cash	6,443	3,638
Total cash, cash equivalents and restricted cash	$262,065	$10,543

Players Receivables

Players receivables consist of cash deposits from players that have not yet been received by the Company. Players receivables are stated at the amount that the Company expects to collect from players, generally via third-party payment processors. These receivables arise due to the timing difference between a player’s deposit and the Company’s receipt of that deposit from the payment processor. The amounts are generally outstanding for a short period of time. On a periodic basis, the Company evaluates its players receivable and establishes an allowance for doubtful accounts based on a specific review of the accounts as well as historical collection experience and current economic conditions. No allowance for doubtful accounts was recorded for the periods presented in these consolidated financial statements.

Due from Affiliates

Due from affiliates consists of amounts that are expected to be collected from certain affiliated land-based casino partners. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in these consolidated financial statements. See Note 12 for disclosure on related parties.

Property and Equipment, net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

Computer equipment and software	3-5 years
Furniture and fixtures	4 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1 – 10 years

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Fees, Net

The Company incurs costs in connection with operating in certain regulated jurisdictions, including applying for licenses, compliance costs and the purchase of business licenses from strategic partners. The cost of purchasing business licenses, minimum royalty payments for strategic partners and subsequent renewals of business licenses are capitalized as an intangible asset and amortized over the estimated useful life of the asset using the straight-line method. RSI considers these minimum royalty payments to be an integral cost in connection with operating in certain jurisdictions. The minimum royalty payments are offset by the deferred royalty liability on the consolidated balance sheets. RSI’s access to operate in a particular market is often dependent upon the continued viability of that particular strategic partner in that market. The useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s cash flows. At least annually, the remaining useful life is evaluated.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, operating lease right-of-use assets and finite-lived intangible assets (i.e., license fees).

The Company evaluates long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the long-lived asset is used and the effects of obsolescence, demand, competition and other economic factors. If indicators of impairment are identified, the Company performs an undiscounted cash flow analysis of the long-lived assets. Asset groups are written down only to the extent that their carrying value is lower than their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. The Company did not have any impairment of long-lived assets for the years ended December 31, 2020 and 2019.

Players Liabilities

The Company records liabilities for player account balances, which consist of player deposits, plus player winning bets, less player losing bets, less player withdrawals. Player liabilities also includes the expected future payout relating to unredeemed bonus store points and unused discretionary bonus incentives in the player’s account. The Company’s restricted cash and players receivables balance will equal or exceed the cash portion of the Company’s player liabilities account.

Deferred Royalty

The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the balance sheet at the present value of future payments discounted using a rate that reflects the duration of the agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations and comprehensive loss. The Company records deferred royalty liabilities as either deferred royalty, short-term or deferred royalty, long-term based on the timing of future payments.

Due to Affiliates

Due to affiliates consists of amounts owed by the Company to certain of its related parties. Amounts due to affiliates may include payment for services provided to the Company by employees of the related party or reimbursement of amounts paid by the related party on the Company’s behalf. Any royalties due to the affiliated land-based casinos are netted against Affiliate Receivables to the extent a right of offset exists. See Note 12 for disclosure on related parties.

Earnout Interests Liability

Earnout interests represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheet as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded as fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in Change in fair value of earnout interests liability in the consolidated statement of operations and comprehensive loss.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash and restricted cash. The Company maintains cash and restricted cash primarily across three financial institutions within separate bank accounts. Management believes the three financial institutions to be of a high credit quality, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company adopted the new standard on January 1, 2020 using the modified retrospective approach. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and a lease liability.

The Company determines whether an arrangement is or contains a lease at contract inception. The lease classification evaluation begins at the lease commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.

For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require variable payments consisting of common area maintenance costs (variable lease cost). Variable lease costs are expensed as incurred. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term.

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As the Company does not have any outstanding debt, this rate is determined based on prevailing market conditions and comparable company and credit analysis. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract.

Prior to January 1, 2020, the Company accounted for leases under ASC 840, Leases (Topic 840), and recorded rent expense associated with its operating lease on a straight-line basis over the term of the lease.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•	Identify the contract with the customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when, or as, the company satisfies a performance obligation

The Company’s revenue from contracts with customers consists of online casino, online sports betting, retail sports betting and social gaming.

Online casino and online sports betting

Online casino offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company generates revenue through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total player bets less amounts paid to players for winning bets, less other incentives awarded to players, plus or minus the change in the progressive jackpot reserve.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Online sports betting involves a user placing a bet on the outcome of a sporting event, or a series of sporting events, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to its customers. Online sports betting revenue is generated based on total player bets less amounts paid to players for winning bets, less other incentives awarded to players, plus or minus the change in unsettled bets.

The Company provides various incentives to promote customer engagement, many of which allow customers to place bets without using their own funds. For some incentive programs, benefits are provided to customers based only on past play and represent an option that grants the player a material right. Other benefits that are provided to customers are more discretionary in nature and may not be related to the customer’s level of play.

Performance obligations related to online gaming and sports betting transactions include (1) servicing the player’s bet, which is fulfilled when the outcome of the bet is known and (2) transferring additional goods or services to a player for which the Company has received consideration, such as bonus store points.

Bonus store points as well as discretionary bonus incentives, such as bonus dollars and free bets (collectively referred to herein as “player bonuses”) are recognized as a reduction to revenue upon issuance of the incentive and as revenue upon redemption by the player. Reductions to revenue include estimates for the standalone selling price of player bonuses and the percentage of player bonuses that are expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during the years ended December 31, 2020 and December 31, 2019. An increase or decrease in the estimated redemption rate of 5% would not have a material effect on consolidated financial statements for the year ended December 31, 2020.

Progressive jackpots related to online casino jackpot games are accrued and charged to revenue at the time the obligation to pay the jackpot is established. The progressive jackpot liability is recorded in Accrued expenses and other current liabilities on the consolidated balance sheets.

Retail sports betting

The Company provides retail sports services to land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. The Company has a single performance obligation to provide retail sports services and records the revenue as services are performed and when the commission amounts are no longer constrained (i.e., the amount is known).

Certain relationships with business partners provide the Company the ability to operate the retail sportsbook at the land-based casino. In this scenario, revenue is generated based on total player bets less amounts paid to players for winning bets, less other incentives awarded to players.

Social gaming

The Company provides a social gaming platform for players to enjoy free-to-play games that use virtual credits. While virtual credits are issued to players for free, some players may choose to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services, to provide social gaming services to players upon the redemption of virtual credits. Deferred revenue is recorded when players purchase virtual coins and revenue is recognized when the virtual coins are redeemed, and the Company’s performance obligation has been fulfilled.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain costs to obtain or fulfill contracts

Pursuant to the accounting guidance, certain costs to obtain or fulfill a contract with a customer must be capitalized, to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer. These costs are capitalized as contract acquisition costs and are amortized over the period of benefit to the customer. For the Company, the period of benefit has been determined to be less than or equal to one year. As such, the Company applied the practical expedient and contract acquisition costs are expensed immediately. Customer contract costs that do not qualify for capitalization as contract fulfillment costs are expensed as incurred.

Contract balances

Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. The Company currently does not have contractual terms that require it to satisfy or partially satisfy its performance obligations in advance of customer billings.

Deferred revenue represents wagered amounts that relate to unsettled or pending outcomes, such as a future sports bet. The Company recognizes revenue once the outcome of the bet is settled and fixed. Deferred revenue relating to the Company’s social gaming services includes virtual coins purchased by players but not yet used.

Deferred revenue also includes contract liabilities for the Company’s obligation to transfer additional goods or services to a player for which the Company has received consideration, such as bonus store points. The Company recognizes breakage on bonus store points proportionately as redemption occurs. Revenue recognized relating to breakage during the years ended December 31, 2020 and 2019 were not material to the consolidated financial statements.

Deferred revenue is recorded in Players liabilities on the consolidated balance sheets.

Principle versus agent considerations

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of revenues and related costs, or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The Company controls the promised goods or services for online casino and sports betting transactions, retail sports betting transactions and social gaming services, and as a result records related revenue on a gross basis. For retail sports services, the Company does not control the promised goods or services and, therefore, records the net amount of revenue earned as a commission.

See Note 9 for a disaggregation of the Company’s revenues.

Costs of Revenue

Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries and benefits of dedicated personnel. These costs are variable in nature and should correlate with the change in revenue.

Advertising and Promotions Costs

Advertising and promotion costs consist primarily of marketing the Company’s products and services via different channels, promotional activities, and the related costs incurred to acquire new customers that include salaries and benefits for dedicated personnel and are expensed as incurred.

General Administration and Other

General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expenses, professional services related to legal, compliance and audit/consulting services, rent and other premises costs, and insurance.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

The Company records share-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”) and recognizes share-based compensation expense in the period in which a grantee is required to provide service, which is generally over the vesting period of the individual share-based payment award. Compensation expense for awards with performance conditions is not recognized until it is probable that the performance target will be achieved. Compensation expense for awards is recognized over the requisite service period on a straight-line basis. The Company accounts for forfeitures as they occur.

The Company classifies unit awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date. See Note 8. Share-based payment awards which contain certain repurchase provisions were classified as liabilities in accordance with ASC 718. The Company elected to measure all liability-classified awards utilizing an option pricing method and recognizes the related expense within General administration and other expenses in the consolidated statements of operations and comprehensive loss.

Income Taxes

RSI Inc. is a corporation and, as a result, is subject to United States federal, state, and foreign income taxes.

RSILP is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the RSILP unitholders, including the Company, are liable for United States federal income tax on their respective shares of RSILP’s taxable income reported on the unitholders’ United States federal income tax returns. RSILP is liable for income taxes in those states not recognizing its status as a partnership for United States federal income tax purposes.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company recognizes deferred tax assets to the extent the Company believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more-likely-than-not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

See Note 10. “Income Taxes” for additional information regarding income taxes.

Tax receivable agreement

In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the Tax Receivable Agreement are outside of the Company’s control, the Company expects that the payments the Special Limited Partner will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on the financial condition of the Company.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the realizability of the deferred tax assets resulting from the exchange of RSILP Units for Class A Common Stock. If the deferred tax assets are determined to be realizable, the Company then assesses whether payment of amounts under the TRA have become probable. If so, the Company records a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, the Company assesses the realizability of all of our deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.

The measurement of the TRA liability is accounted for as a contingent liability. Therefore, once the Company determines that a payment becomes probable and can be estimated, the estimate of the payment will be accrued.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Rush Street Interactive, Inc. for the period following the Business Combination by the weighted-average number of shares of Class A Common Stock outstanding during the same period.

Diluted net loss per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.

Prior to the Business Combination, the membership structure of RSILP included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these audited consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on December 29, 2020. The basic and diluted earnings per share for the year ended December 31, 2020 represent only the period of December 29, 2020 to December 31, 2020.

Foreign Currency

The Company’s reporting currency is the U.S. dollar while the functional currency of non-U.S. subsidiaries is the Colombian peso. The financial statements of non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).

Fair Value Measurements

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities on the reporting date.

•	Level 2 – Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. See Note 15 for additional information related to fair value measurement.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02. The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing or operating leases and their classification affects the recognition of expense in the income statement.

The Company adopted the new standard on January 1, 2020 using the modified retrospective approach by recognizing and measuring leases without revising comparative period information or disclosures. The Company elected the transition package of three practical expedients permitted within the standard. In addition, the Company elected to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes. The Company made an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and recognize those lease payments on a straight-line basis over the lease term.

The adoption of ASU 2016-02 resulted in the recognition of operating lease assets and liabilities of $0.2 million and $0.2 million, respectively, with no effect on opening accumulated deficit. The adoption of ASU 2016-02 did not materially affect the Company’s consolidated results of operations and had no impact on cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. On January 1, 2020, the Company adopted this guidance, which did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, the ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3.	Business Combination

As further discussed in Note 1, on December 29, 2020, the Company consummated the Business Combination pursuant to the Business Combination Agreement.

In connection with the consummation of the Business Combination, the following occurred:

•	The Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by RSILP and continue to operate through RSILP and its subsidiaries, and Rush Street Interactive, Inc.’s sole material assets are the equity interests of RSILP indirectly held by it.

•	The Company consummated the sale of 16,043,002 shares of Class A Common Stock for a purchase price of $10.00 per share (together, the “PIPE”) pursuant to certain subscription agreements dated as of July 27, 2020 for an aggregate price of $160.4 million.

•	The Company converted all outstanding shares of Class B common stock of the Company on a one-for-one basis and into an aggregate number of 5,750,000 shares of Class A Common Stock.

•	The Company, the Special Limited Partner, RSI GP, RSILP and the Sellers entered into the Second Amended and Restated Limited Partnership Agreement of RSILP (the “RSILP A&R LPA”), pursuant to which all Common A-1 Units, the Common A-2 Units, the Common B-1 Units and the Preferred Units of RSILP held by the Sellers were converted or exchanged into Class A Common Units of RSILP, the result of which all Sellers collectively hold a single class of RSILP Units.

•	The Company contributed approximately $239.8 million of cash to RSILP (the “Contribution Amount”), representing (a) the net amount held in the Company’s trust account following the redemption of 485 shares of Class A Common Stock originally sold in the Company’s initial public offering, less (b) $125.0 million, representing the aggregate amount of consideration paid to the Sellers in connection with their sale of 12,500,000 RSILP Units (such RSILP Units, the “Purchased RSILP Units”), plus (c) $160.4 million in aggregate proceeds from the PIPE, less (d) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement, in exchange for 32,292,517 Units (such RSI Units issued to dMY, the “Issued RSILP Units”) and certain rights under the Tax Receivable Agreement (as defined and discussed below).

•	The Sellers transferred to the Special Limited Partner the Purchased RSILP Units for cash consideration of $125.0 million.

•	The Sellers retained an aggregate of 160,000,000 RSILP Units (the “Retained RSILP Units”) (including 15,000,000 Earnout Interests (as defined below)).

•	The Company issued to RSILP 160,000,000 shares of newly issued Class V Common Stock, par value $0.0001 per share, (the “Class V Common Stock”), representing the same number of Retained RSILP Units (including 15,000,000 Earnout Interests), which shares were immediately distributed by RSILP to the Sellers.

•	Pursuant to the terms of the Business Combination Agreement: (i) 1,212,813 shares of Class A Common Stock held by the independent directors of DMY, consisting of Darla Anderson, Francesca Luthi and Charles E. Wert, together with the Sponsor (collectively, the “Founder Holders”) that formerly constituted shares of Class B common stock of the Company held by the Founder Holders, (ii) 1,212,813 Issued RSILP Units issued to the Company in connection with the Business Combination, (iii) 15,000,000 Retained RSILP Units held by the Sellers, and (iv) 15,000,000 shares of Class V Common Stock issued to the Sellers by the Company in connection with the Business Combination (collectively, the “Earnout Interests”), became subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets (as further discussed below).

•	At the Closing, the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) pursuant to which, among other things, the Sellers are entitled to payment by the Special Limited Partner of 85% of the net income tax savings realized by the Company and its consolidated subsidiaries (including the Special Limited Partner) as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated by the Business Combination Agreement and the exchange by the Sellers of their Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement (as more fully described in the Tax Receivable Agreement). The Tax Receivable Agreement will remain in effect until all such tax benefits have been utilized or expired unless the Special Limited Partner exercises its rights to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning on the six month anniversary of the Closing, the Sellers will have the right to exchange Retained RSILP Units for either one share of Class A Common Stock or, at the election of RSI GP in its capacity as the general partner of RSILP, depending on, among other things, the availability of cash at RSILP after first considering the cash necessary at RSILP to fund RSILP’s outstanding and anticipated operating expenses, debt service costs and declared dividends (in each case, if any), license fees and expenses, tax obligations and capital for existing and continued growth in new jurisdictions, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions RSILP A&R LPA. For each Retained RSILP Unit so exchanged, one share of the Class V Common Stock will be canceled by the Company.

After the Closing, Neil G. Bluhm and Gregory A. Carlin and their respective trusts and entities controlled by them (collectively, the “Controlling Holders”) own a majority of the Company’s outstanding common stock and, therefore, control a majority of the voting power of RSI’s outstanding common stock. Furthermore, the Controlling Holders entered into a voting agreement prior to the Closing, pursuant to which they agreed to vote together on certain matters presented to the Company’s stockholders for so long as the voting agreement is in effect. As a result, RSI is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (the “NYSE”), which status permits the Company to elect not to comply with certain corporate governance requirements as further described herein.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in equity (deficit) for the year ended December 31, 2020:

($ in thousands)	Business Combination
Cash- dMY trust and cash, net of redemptions	$230,800
Cash- PIPE financing	160,430
Less: cash consideration paid to purchased RSI units	(125,000)
Less: transaction costs and advisory fees	(26,467)
Net proceeds from the Business Combination	$239,763
Less: Fair value of earnout liability recognized in the Business Combination	(348,710)
Net adjustment to total equity from the Business Combination	$(108,947)

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	23,000,000
Less: redemption of dMY shares	(485)
Common stock of dMY	22,999,515
dMY sponsor shares (1)	5,750,000
Shares issued in PIPE financing	16,043,002
Class A shares issued in the Business Combination	44,792,517
Class V shares issued to holders of retained RSI units (2)(3)	160,000,000
Total shares of common stock issued in the Business Combination	204,792,517

(1)	Includes 1,212,813 shares of Class A Common Stock placed into escrow subject to the achievement of certain earnout targets pursuant to the Business Combination Agreement.
(2)	Includes 15,000,000 shares of Class V Common Stock placed into escrow subject to the achievement of certain earnout targets pursuant to the Business Combination Agreement.

(3)	The Class V Common Stock entitle its holder to one vote per share but not any rights to dividends or distributions. Each share of Class V Common Stock is issued to the Sellers for each Retained RSILP Unit retained by the Seller.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Earnout Interests, as described above, were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets include (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the 2021 year, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, is dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must be equal to or exceed the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would result in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. During January 2021, the Earnout Interests were fully earned and no longer subject to the applicable restrictions on transfer and voting because the Volume Weighted Average Share Price exceeded $14.00 per share for 10 trading days within a 20 consecutive trading day period following the Closing. As a result, the earnout interests liability was reclassed to equity resulting in 1,212,813 additional shares of Class A Common Stock held by the Founder Holders and 15,000,000 additional shares of Class V Common Stock and RSILP Units issued to the Sellers (i.e., non-controlling interests).

4.	Property and Equipment

Property and equipment, net consists of the following:

		December 31,
($ in thousands)	Useful Life (Years)	2020	2019
Computer equipment and software	3-5	$3,412	$2,247
Furniture	4	329	-
Leasehold improvements	4	472	-
Construction in progress	N/A	-	40
Total property and equipment		4,213	2,287
Less: accumulated depreciation		(2,197)	(1,706)
Property and equipment, net		$2,016	$581

The Company recorded depreciation expense on property and equipment of $0.5 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

5.	License Fees, Net

The table below provides a summary of the license fees as of December 31, 2020 and 2019, respectively:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2020	8.03	$13,225	$(3,475)	$9,750
December 31, 2019	8.82	$8,854	$(1,897)	$6,957

The Company recorded amortization expense on license fees of $1.6 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, estimated future amortization of license fees is as follows ($ in thousands):

($ in thousands)
Year ended December 31, 2021	$1,614
Year ended December 31, 2022	1,468
Year ended December 31, 2023	1,467
Year ended December 31, 2024	1,080
Year ended December 31, 2025	977
Thereafter	3,144
Total	$9,750

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Accrued Expenses and Other Current Liabilities

The table below provides a summary of the accrued expenses and other current liabilities at December 31, 2020 and 2019, respectively:

	December 31,
($ in thousands)	2020	2019
Accrued compensation and related expenses	$2,821	$530
Accrued operating expenses	7,006	3,422
Accrued marketing expenses	12,093	5,396
Income tax payable	1,983	13
Other	2,092	309
Total accrued expenses and other current liabilities	$25,995	$9,670

7.	Equity

RSI LLC was formed on March 5, 2012 as a Delaware limited liability company. The founding members contributed $27.0 million to RSI LLC prior to 2019 and an additional $14.5 million during 2019. On December 19, 2019, the members of RSI LLC entered into the Agreement of Limited Partnership (the “LP Agreement”) with the Sellers’ Representative to form RSILP. As part of the LP Agreement to become limited partners of RSILP, the members contributed all of their member interests in RSI LLC in exchange for Preferred Units and Common A-1 Units of RSILP (the “RSI LLC Recapitalization”).

After the formation of RSILP, employees and affiliated individuals purchased additional Preferred Units and Common A-1 Units of RSILP for approximately $1.0 million. In addition, during the fourth quarter of 2019, RSILP issued profits interests in the form of Common A-2 Units to a significant unitholder, which were classified as equity awards and fully vested on the date of grant. Refer to Note 8 for additional information related to share-based compensation. During 2020, certain limited partners contributed a total of $6.5 million resulting in the issuance of additional Preferred Units and Common A-1 Units of RSILP. In December 2020, RSILP approved a distribution to each limited partner approximating each partner’s share of the estimated tax liability for the year ended December 31, 2020. The total amount distributed to the limited partners was $5.2 million.

On December 29, 2020, in contemplation of the Business Combination, RSILP’s outstanding equity interests (including Preferred Units, Common A-1 Units and Common A-2 Units) and vested share-based liability awards (i.e., Common B-1 Units) were converted to 172.5 million Class A Common Units of RSILP. In connection with the Business Combination, 12.5 million Class A Common Units of RSILP (the Purchase RSILP Units) were transferred to the Special Limited Partner for cash consideration of $125.0 million

In connection with the Business Combination, the Company’s previously reported Members’ Deficit and Preferred Units balances as of December 31, 2018, the earliest period presented, have been adjusted for the retrospective application of the RSI LLC Recapitalization and the Reverse Recapitalization.

The total amount of the Company’s authorized capital stock consists of 951,000,000 shares, consisting of (i) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) 750,000,000 shares of Class A Common Stock, and (iii) 200,000,000 shares of Class V Common Stock (together with the Class A Common Stock, the “Common Stock”). As of December 31, 2020, there were 44,792,517 shares of Class A Common Stock outstanding (inclusive of 1,212,813 shares relating to earnout interests) and 160,000,000 shares of Class V Common Stock outstanding (inclusive of 15,000,000 shares relating to earnout interests).

Voting Rights

Each holder of record of Common Stock, as such, shall be entitled to one (1) vote for each share of Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote or holders of Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of the Company’s capital stock); provided, however, that to the fullest extent permitted by law, holders of Common Stock, as such, shall have no voting power with respect to, and shall not be entitled to vote on, any amendment to the Second A&R Certificate of Incorporation of the Company (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Second A&R Certificate of Incorporation of the Company (including any certificate of designations relating to any series of Preferred Stock) or pursuant to the Delaware General Corporation Law. The holders of Class A Common Stock and Class V Common Stock having the right to vote in respect of such Common Stock shall vote together as a single class (or, if the holders of one or more series of Preferred Stock are entitled to vote together with the holders of Common Stock having the right to vote in respect of such Common Stock, as a single class with the holders of such other series of Preferred Stock) on all matters submitted to a vote of the stockholders having voting rights generally.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Rights

Subject to applicable law and the rights, if any, of the holders of any outstanding series of Preferred Stock or any class or series of stock having a preference over or the right to participate with the Class A Common Stock with respect to the payment of dividends and other distributions in cash, stock of any corporation or property of the Company, the holders of Class A Common Stock shall be entitled to receive ratably such dividends and other distributions as may from time to time be declared by the Board in its discretion out of the assets of the Company that are by law available therefor at such times and in such amounts as the Board in its discretion shall determine.

Dividends and other distributions shall not be declared or paid on the Class V Common Stock.

Rights Upon Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, after payment or provision for payment of the debts and other liabilities of the Company and of the preferential and other amounts, if any, to which the holders of Preferred Stock or any class or series of stock having a preference over the Class A Common Stock as to distributions upon dissolution or liquidation or winding up shall be entitled, the holders of all outstanding shares of Class A Common Stock shall be entitled to receive the remaining assets of the Company available for distribution ratably in proportion to the number of shares held by each such stockholder. The holders of shares of Class V Common Stock shall not be entitled to receive any assets of the Company in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Cancellation of Class V Common Stock

In the event that any outstanding share of Class V Common Stock shall cease to be held directly or indirectly by the holder of the corresponding RSILP Unit (as defined in the RSILP A&R LPA), as set forth in the books and records of RSILP, including by virtue of any divestiture by such holder of such corresponding RSILP Unit, such share of Class V Common Stock shall automatically and without further action on the part of the Company or any holder of Class V Common Stock be transferred to the Company and cancelled for no consideration. The Company shall not issue additional shares of Class V Common Stock after the Closing of the transactions contemplated by the Business Combination, other than in connection with the valid issuance of RSILP Units in accordance with the RSILP A&R LPA.

Other Rights

If the Company at any time combines or subdivides (by any stock split, stock dividend, recapitalization, reorganization, merger, amendment of the Second A&R Certificate of Incorporation of the Company, scheme, arrangement or otherwise) the number of shares of Class A Common Stock into a greater or lesser number of shares, the shares of Class V Common Stock outstanding immediately prior to such subdivision shall be proportionately similarly combined or subdivided such that the ratio of shares of outstanding Class V Common Stock to shares of outstanding Class A Common Stock immediately prior to such subdivision shall be maintained immediately after such combination or subdivision. Any such adjustment shall become effective at the close of business on the date the combination or subdivision becomes effective.

Preferred Stock

The Board has the authority to issue shares of preferred stock at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designations with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. At December 31, 2020, there were no shares of preferred stock outstanding.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As part of dMY’s initial public offering, 11.5 million warrants to purchase shares of Class A Common Stock at a price of $11.50 per share were sold (“Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 Private Placement Warrants were sold to Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants and Public Warrants, the “Warrants”). The terms of the Private Placement Warrants and the Working Capital Warrants are identical to the Public Warrants, except that so long as they are held by either Purchaser or any Permitted Transferees, as applicable, the Private Placement Warrants and the Working Capital Warrants: (i) may be exercised for cash or on a cashless basis pursuant to the warrant agreement, (ii) may not, except in limited circumstances, be transferred, assigned or sold until the date that is thirty (30) days after the completion by the Company of an initial business combination, and (iii) shall not be redeemable by the Company (except as described below for redemptions of Warrants for shares of Class A Common Stock at the Company’s option).

Each Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, which became exercisable on February 20, 2021. Pursuant to the Warrant Agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of Class A Common Stock. The Warrants will expire five years after the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

On February 22, 2021, the Company issued a notice of redemption to redeem the outstanding Public Warrants that remain unexercised as of 5:00 p.m. Eastern Standard Time on March 24, 2021. Any Public Warrants outstanding after that time will be void and no longer exercisable and the holders thereof will have no rights with respect to those Public Warrants, except to receive the redemption price of $0.01 per warrant. The Public Warrants are exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share, representing approximately $132.3 million in total potential cash proceeds.

At December 31, 2020, approximately 18,175,000 Warrants were outstanding. The Warrants were determined to be equity-classified in accordance with ASC 815, Derivatives and Hedging.

Non-Controlling Interest

The non-controlling interest represents the RSLIP Units held by holders other than the Company. As of December 31, 2020, the non-controlling interests owned 76.9% of the RSILP Units outstanding (which excludes the earnout interests that did not vest until January 2021). The non-controlling interests’ ownership percentage can fluctuate over time as RSILP earnout interests vest and as the Sellers elect to exchange RSILP Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of RSILP and reflected the proportionate interest held by the Sellers as non-controlling interest.

8.	Share-Based Compensation

Incentive Plan

The Company created the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, consultants and independent directors that will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 13.4 million shares of Class A Common Stock and may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. The 2020 Plan terminates on December 29, 2030. As of December 31, 2020, no awards had been granted pursuant to the 2020 Plan.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Profit Interests

Prior to the Business Combination, RSILP granted Common A-2 Units and Common B-1 Units to a significant unit holder and employees, respectively, that were designated as profit interests. Both issuances are accounted for under ASC 718. As part of the Business Combination, the remaining unvested Common B-1 Units immediately vested, and all of the Common A-2 and Common B-1 Units were exchanged for Class A Common Units in RSILP (see Note 7).

Common A-2 Units

RSILP issued profits interests in the form of 414,894 and 2,714,850 Common A-2 Units to a significant unit holder during the years ended December 31, 2020 and 2019, respectively, with a participation threshold of $0. The Common A-2 Units were fully vested on the date of grant. The Common A-2 Units were classified as equity awards, and equity-based compensation expense was based on the grant date fair value of the awards, determined using the Black-Scholes-Merton pricing model and the assumptions noted in the table below.

Common B-1 Units

RSILP issued profit interests in the form of 683,889 and 4,475,029 Common B-1 Units to certain employees during the years ended December 31, 2020 and 2019, respectively, with a participation threshold calculated by the total unreturned preferred unit capital plus a 10% preferred return to preferred capital contributed. Holders of Common B-1 Units were entitled to share in distributions after defined distributions have been made to Preferred Unit holders and Common A-2 Unit holders. The Common B-1 Units were fully vested as of December 29, 2020, the date of the Business Combination. Because the Put Price is a negotiated amount and not at fair value, the Common B-1 Units were liability-classified and revalued each period based on their current fair value with compensation costs recognized over the service period. Upon exchange of the Class B-1 Units for Class A Common Units in the Reverse Recapitalization, the share-based liability associated with Class B-1 Units was settled and the fair value of the share-based liability was reclassified to equity.

The fair value per Common B-1 Unit, determined using the Black-Scholes-Merton pricing model and the assumptions noted in the table below, was $29.15 and $1.84 as of December 29, 2020 and December 31, 2019, respectively.

The summary of B-1 Units’ activity is as follows:

Number of Units
Unvested balance at December 31, 2018	-
Granted	4,475,029
Vested	(3,952,943)
Unvested balance at December 31, 2019	522,086
Granted	683,889
Vested	(1,205,975)
Unvested balance at December 31, 2020	-

The fair value for both the Common A-2 Units and the Common B-1 Units was determined using the Black-Scholes-Merton pricing model with the following assumptions:

	December 29,	December 31,
	2020	2019
Dividend yield	-	-
Volatility factor	45%	45%
Risk-free interest rate	0.12%	1.69%
Time to liquidity (in years)	-	5.0
Lack of marketability discount	0.0%	33.0%

The equity price per unit was based on an independent valuation of RSILP. The independent valuation estimated the equity value, which was then allocated to each unit class using the Black-Scholes-Merton pricing model. The respective unit class values for Common A-2 and B-1 Units were divided by the Common A-2 Units outstanding and Common B-1 Units outstanding, respectively, at the date of grant. The expected life of profit interests awards granted during the period presented was determined based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The risk-free rate for periods within the contractual life of the profit interest award is based on an extrapolated 5-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. RSILP utilized a weighted rate for expected volatility based on a representative peer group of comparable public companies. The dividend yield was set at zero as the underlying security does not pay a dividend. The protective put method was used to estimate the discount for lack of marketability inherent to the awards due to the lack of liquidity associated with the restrictions on the Common A-2 Units and Common B-1 Units.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2020 and 2019, approximately $1.7 million and $6.1 million, respectively, was recognized as share-based compensation expense related to the Common A-2 Units.

During the years ended December 31, 2020 and 2019, approximately $143.0 million and $7.3 million, respectively, was recognized as share-based compensation expense related to the Common B-1 Units.

9.	Revenue Recognition

Disaggregation of revenue for the years ended December 31, 2020 and 2019, are as follows:

	Years Ended December 31,
($ in thousands)	2020	2019
Online casino and online sports betting	$273,761	$61,268
Retail sports betting	1,205	1,053
Social gaming	3,534	1,346
Total revenue	$278,500	$63,667

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
($ in thousands)	2020	2019
United States	$263,214	$59,572
Colombia	15,286	4,095
Total revenue	$278,500	$63,667

The Company included deferred revenue within Players liabilities in the consolidated balance sheets. Deferred revenue includes unsettled player bets, unredeemed social gaming virtual credits and the unredeemed bonus store points. The deferred revenue balances were as follows:

	Years Ended December 31,
($ in thousands)	2020	2019
Deferred revenue, beginning of period	$321	$129
Deferred revenue, end of period	1,797	321
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	321	129

10.	Income Taxes

As a result of the Business Combination, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP, and as a result, gained control of RSILP as described in Note 3. RSILP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RSILP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by RSILP is passed through to and included in the taxable income or loss of the RSILP Unit Holders and the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of RSILP, as well as any stand-alone income or loss generated by the Company.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax (Benefit) Expense

The components of the income tax (benefit) expenses are:

	Year Ended December 31,
	2020	2019
Current income taxes:
Federal	$-	$-
State and local	-	-
Foreign	2,708	-
	2,708	-
Deferred income taxes:
Federal	-	-
State and local	-	-
Foreign	211	-
	211	-
Income tax (benefit) expense	$2,919	$-

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Year Ended December 31,
	2020	2019
Net loss before income taxes	$(135,892)	$(22,450)
Less: net loss before Reverse Recapitalization	(133,404)	(22,450)
Less: net loss before income taxes attributable to non-controlling interest	(1,913)	-
Net loss attributable to Rush Street Interactive Inc. before income taxes	(575)	-
Income tax expense (benefit) at the federal statutory rate	(121)	-
State income taxes, net of federal benefit	(17)	-
Foreign operations	2,919	-
Change in valuation allowance	138	-
Income tax (benefit) expense	$2,919	$-

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Investment in subsidiaries	$116,138	$-
Net operating losses	136	-
Imputed interest	1,202	-
Other assets	39	-
Total gross deferred tax assets	117,515	-
Valuation allowance	(117,478)	-
Total deferred tax assets, net of valuation allowance	37	-
Deferred tax liabilities:
Investment in subsidiaries	-	-
Total gross deferred tax liabilities	-	-
Net deferred tax assets	$37	$-

As of December 31, 2020, the Company had approximately $0.5 million each of federal and state net operating loss carryovers. If not utilized, the entire federal net operating loss carryforward can be carried forward indefinitely. State net operating loss carryovers will expire in varying amounts beginning in 2031.

The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, the Company has determined it is not more-likely-than-not to realize existing deferred tax assets and thus has recorded a valuation allowance. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income-based tax laws. For the year ended December 31, 2020, the impact of the CARES Act was immaterial to the Company’s tax provision. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Uncertain Tax Positions

The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company does not have any unrecognized tax benefits as of December 31, 2020. The Company will file initial year federal and state tax returns for tax year 2020, which is the first tax year subject to examination by taxing authorities. Additionally, although RSILP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2016 for RSILP.

Tax Receivable Agreement

Pursuant to RSILP’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in our share of the tax basis in the net assets of RSILP when RSILP Units are redeemed or exchanged by the unit holders and other qualifying transactions. The Company plans to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of RSILP Units occur. The Company intends to treat any redemptions and exchanges of RSILP Units by the unit holders as direct purchases of RSILP Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the Tax Receivable Agreement are outside of the Company’s control, the Company expects that the payments the Special Limited Partner will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on the financial condition of the Company.

Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management has not recorded the deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of December 31, 2020 is $51.6 million.

11.	Loss Per Share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net income attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares. Basic and diluted net loss per share was the same for the period presented as the inclusion of all potential dilutive securities outstanding would have been anti-dilutive.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Business Combination, the membership structure of RSILP included units which had profit interests. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these audited consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on December 29, 2020. The basic and diluted earnings per share for the year ended December 31, 2020 represent only the period of December 29, 2020 to December 31, 2020.

The computation of net loss per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the year ended December 31, 2020 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss	$(138,811)
Less: Net loss attributable to RSILP prior to the Business Combination	(136,323)
Less: Net loss attributable to noncontrolling interests after the Business Combination	(1,913)
Net loss attributable to Rush Street Interactive, Inc.	$(575)
Denominator:
Weighted average common shares outstanding - basic and diluted	43,579,704

Net loss per Class A common share - basic and diluted	$(0.01)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

RSILP Units(1)	160,000,000
Earnout Interests(2)	1,212,813
Public Warrants	11,500,000
Private Placement and Working Capital Warrants	6,675,000
Total	179,387,813

(1)	These RSILP Units are held by the Sellers, pursuant to the Business Combination, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled. These amounts include 15,000,000 RSILP Units issued to the Sellers in the Business Combination that remain subject to certain restrictions pending the achievement (if any) of certain earnout targets.
(2)	These Earnout Interests represent the Class A common shares held by the Founder Holders pursuant to the Business Combination.

12.	Related Parties

Prior to the Business Combination, RSILP’s principal unit holders included Neil G. Bluhm, Chairman, and NGB 2013 Grandchildren’s Dynasty Trust (collectively, “Bluhm and Trust”) and Gregory A. Carlin, Chief Executive Officer, and Greg and Marcy Carlin Family Trust (collectively, “Carlin and Trust”). Bluhm and Trust and Carlin and Trust had interests in RSILP of approximately 73% and 20%, respectively. Both Bluhm and Trust and Carlin and Trust are the owners of the Sellers’ Representative, which had an interest of approximately 1% in RSILP.

Neil Bluhm and Gregory Carlin maintain ownership in RSILP and have control over governance and general operations. At the Closing, the Company and RSI GP entered into the Amended and Restated Limited Liability Company Agreement of RSI GP, pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, President, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Agreement of Limited Partnership of RSILP

At the Closing, the Company, the Special Limited Partner, RSI GP, RSILP and the Sellers entered into the RSILP A&R LPA.

Management

RSI GP, as the general partner of RSI following the Closing, has the sole authority to manage the business and affairs of RSI in accordance with the RSILP A&R LPA or applicable law, including laws relating to gaming. The business, property and affairs of RSILP will be managed solely by the general partner, and the general partner cannot be removed or replaced except with the consent of a majority in interests of the partners of RSILP and the Company. The rights of the general partner’s board of managers are governed by the general partner’s limited liability company agreement, which may be amended or modified from time to time by the Company.

Tax Distributions

The RSILP A&R LPA provides quarterly tax distributions payable in accordance with the RSILP A&R LPA to the holders of RSILP Units on a pro rata basis based upon an agreed-upon formula related to the taxable income of RSILP allocable to holders of RSILP Units. Generally, these tax distributions will be computed based on RSILP’s estimate of the taxable income of RSILP allocable to each holder of RSILP Units (based on certain assumptions) multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate prescribed for an individual or corporation resident in New York, California or Illinois (whichever results in the application of the highest state and local tax rate), subject to various adjustments. Distributions, including tax distributions, will be made to holders of RSILP Units on a pro rata basis.

Transfer Restrictions

The RSILP A&R LPA contains restrictions on transfers of units and requires the prior consent of the general partner for such transfers, except, in each case, for certain transfers to permitted transferees under certain conditions and exchanges of RSILP Units for shares of Class A Common Stock after the six-month anniversary of the Closing.

Exchange of RSILP Units for Class A Common Stock

The Sellers are, from and after the six-month anniversary of the Closing up to four times per calendar year, able to exchange all or any portion of their RSILP Units, together with the cancelation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged RSILP Units by delivering a written notice to RSILP, with a copy to the Special Limited Partner; provided that no holder of RSILP Units may exchange less than 1,000 RSILP Units in any single exchange unless exchanging all of the RSILP Units held by such holder at such time, subject in each case to the limitations and requirements set forth in the RSILP A&R LPA regarding such exchanges. Notwithstanding the foregoing, the Special Limited Partner may, at its sole discretion, in lieu of delivering shares of Class A Common Stock for any RSILP Units surrendered for exchange, pay an amount in cash per RSILP Unit equal to the 5-day VWAP of the Class A Common Stock on the date of the receipt of the written notice of the exchange.

Exchange Ratio

For each RSILP Unit exchanged, one share of Class V Common Stock will be canceled, and one share of Class A Common Stock will be issued to the exchanging member. If the Class A Common Stock is converted or changed into another security, securities or other property, on any subsequent exchange an exchanging RSI Unit holder will be entitled to receive such security, securities or other property.

Restrictions on Exchange

In certain circumstances, RSI GP may limit the rights of holders of RSILP Units to exchange their RSILP Units under the RSILP A&R LPA if RSI GP determines in good faith that such restrictions are necessary so that RSILP will not be classified as a “publicly traded partnership” under applicable tax laws and regulations.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Agreement

At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm and Greg Carlin, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to legal and compliance, human resources and information technology (in each case as more fully described in the Services Agreement). RSG had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $1.3 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, while payables due to RSG for support services were $0.3 million and $0.2 million at December 31, 2020 and December 31, 2019, respectively. These support services are recorded as general administration and other in the accompanying consolidated statements of operations and comprehensive loss and any payables to RSG are recorded as due to affiliates within the accompanying consolidated balance sheets.

Affiliated Land-Based Casinos

Neil Bluhm and Greg Carlin are owners and officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.

Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties paid to affiliated casinos were $134.8 million and $5.9 million for the years ended December 31, 2020 and December 31, 2019, which were net of any consideration received from the affiliated casino for reimbursable costs. Net royalties paid are recorded as Costs of revenue in the accompanying consolidated statements of operations and comprehensive loss. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $28.8 million and $3.1 million at December 31, 2020 and 2019, respectively.

In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos during the years ended December 31, 2020 and 2019 were not material to the consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against Affiliate Receivables to the extent a right of offset exists and were not material to the consolidated financial statements for the years ended December 31, 2020 and 2019.

13.	Operating Leases

The Company leases office space under operating lease agreements with terms that do not exceed five years.

The components of lease expense for the year ended December 31, 2020 are as follows:

Year Ended
($ in thousands)	December 31, 2020
Operating lease cost	$252
Variable lease cost	132
Total lease expenses	$384

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information relating to leases for the year ended December 31, 2020 are as follows:

Year Ended
($ in thousands)	December 31, 2020
Operating cash flows from operating leases	$253
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,305
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate – operating leases	6.0%

The Company calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Maturity of lease liabilities as of December 31, 2020 are as follows ($ in thousands):

($ in thousands)
Year ending December 31, 2021	$322
Year ending December 31, 2022	337
Year ending December 31, 2023	355
Year ending December 31, 2024	233
Year ending December 31, 2025	114
Total undiscounted future cash flows	1,361
Less: present value discount	(156)
Operating lease liabilities	$1,205

Disclosures Related to Periods Prior to Adoption of ASC 842

Future minimum payments under operating leases as of December 31, 2019 were as follows ($ in thousands):

Year ending December 31, 2020	$239
Year ending December 31, 2021	249
Year ending December 31, 2022	264
Year ending December 31, 2023	239
Year ending December 31, 2024	100
Total	$1,091

Total lease expense for the year ended December 31, 2019 was $0.4 million.

14.	Commitments and Contingencies

Legal Matters

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims except as noted below. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

A complaint in a case styled Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was amended on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in the Company in 2012 that was never issued and asserts breach of contract, promissory estoppel and unjust enrichment claims to recover damages. The Company believes that the complaint is without merit and intends to defend against it but cannot predict the outcome of the potential impact of this lawsuit and the potential result is not able to be estimated and, therefore, the Company has not recorded a loss or related accrual on its consolidated financial statements related to this matter.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contractual Obligations

The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Year ending December 31, 2021	$14,598
Year ending December 31, 2022	6,065
Year ending December 31, 2023	2,684
Year ending December 31, 2024	1,513
Year ending December 31, 2025	10,537
Thereafter	24,577
Total	$59,974

15.	Fair Value Measurements

As of December 31, 2020, and 2019, the recorded values of current assets and current liabilities, except for the earnout interests liability, approximate fair value due to the short-term nature of these instruments. The range and weighted-average of the significant inputs used to fair value Level 3 recurring liabilities during the year ended December 31, 2020, along with the valuation techniques used, are shown in the following table:

	Fair Value (in thousands)	Valuation Technique	Observable (O) or Unobservable (U) Input	Range (Weighted-Average)
Earnout interests liability	$351,048	Option pricing model	Share price (O)	$21.51 - $21.65
			Volatility (U)	54.6%
			Term (U)	2.99 years
			Risk-free rate (O)	0.17%

The share price input is based on the trading prices of the Company’s Class A Common Stock at the valuation date. The volatility input was determined using the Guideline Public Companies’ daily trading activity. Daily volatilities were calculated based on the daily trading activity using a historical lookback period commensurate with the maturity. The selected volatility was the average of the Guideline Public Companies’ volatility for the period. The term input represents the time to expiration of the Earnout Interests. The risk-free rate input is based on the 3-year U.S. Treasury bond rate in effect at the date of the grant.

16.	Subsequent Events

On January 13, 2021, the Earnout Interests were fully earned and no longer subject to the applicable restrictions on transfer and voting because the Volume Weighted Average Share Price exceeded $14.00 per share for 10 trading days within a 20 consecutive trading day period following the Closing. As a result, the earnout interests liability was reclassed to equity resulting in 1,212,813 additional shares of Class A Common Stock held by the Founder Holders and 15,000,000 additional shares of Class V Common Stock and RSILP Units issued to the Sellers (i.e., non-controlling interests). The vesting of the Earnout Interests resulted in a fair value adjustment to other expense of $13.7 million.

On February 22, 2021, the Company announced the ongoing redemption of all the Company’s publicly held warrants, which are exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share, representing approximately $132.3 million in total potential cash proceeds.

Exhibit Index

(b) Exhibits. The following exhibits are being filed or furnished, as applicable, herewith:

Exhibit Number	Description
2.1	Amended and Restated Business Combination Agreement, dated as of October 9, 2020, by and among the Company, RSILP, the Sellers, Sponsor and Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
2.2	Amendment to Amended and Restated Business Combination Agreement, dated as of December 4, 2020, by and among the Company, RSILP, the Sellers, Sponsor, LLC and Sellers’ Representative (incorporated by reference to Annex A-2 to the Company’s Preliminary Proxy Statement filed with the SEC on December 4, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
4.1	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-236208), filed with the Commission on February 13, 2020).
4.2	Warrant Agreement, dated February 20, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the Commission on February 25, 2020).
4.3	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-236208) filed with the SEC on February 13, 2020).
4.4*	Description of the Company’s Securities Registered under Section 12 of the Exchange Act.
10.1	Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020, by and among the Company, Special Limited Partner, RSI GP, RSILP and the Sellers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.2	Amended and Restated Limited Liability Company Agreement of RSI GP, dated as of December 29, 2020, by and between the Company and RSI GP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.3	Founder Holder Forfeiture Agreement, dated as of December 29, 2020, by and among the Founder Holders, the Company and the Seller’s Representative (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.4	Tax Receivable Agreement, dated as of December 29, 2020, by and among the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.5	Investor Rights Agreement, dated as of December 29, 2020, by and among the Company, the Sellers, the Founder Holders, and the Sellers’ Representative (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.6	Services Agreement, dated as of December 29, 2020, by and between RSILP and RSG (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.7§	Employment Agreement, dated as of December 27, 2020, by and between RSILP and Gregory A. Carlin (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.8§	Offer Letter dated November 24, 2015 by and between the RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the Commission on February 5, 2021).
10.9§	Employment Letter dated January 1, 2019 by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the Commission on February 5, 2021)
10.10	Letter Agreement, dated February 20, 2020, by and among the Company, its officers, its directors and Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

10.11	Amended Insider Letter, dated as of July 27, 2020, by and between the Company, Sponsor, RSILP, Sellers’ Representative and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.12	Form of Fidelity Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.13	Form of Other Subscription Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.14	Investment Management Trust Agreement, dated February 20, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.15	Registration Rights Agreement, dated February 20, 2020, by and among the Company, Sponsor and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.16	Private Placement Warrants Purchase Agreement, dated February 20, 2020, by and among the Company and Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.17	Administrative Services Agreement, dated February 20, 2020, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.18§	Rush Street Interactive Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
10.19§*	Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan.
10.20§*	Form of Restricted Stock Unit Agreement.
10.21§*	Form of Incentive Stock Option Agreement.
10.22§*	Form of Non-Qualified Stock Option Agreement.
10.23§*	Form of Performance Share Unit Agreement.
10.24	Form of Put-Call Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
10.25*	Form of Indemnification Agreement.
10.26§*	Offer Letter Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers.
10.27§*	Confidentiality and Restrictive Covenant Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers.
10.28*	Recapitalization Agreement, dated as of July 27, 2020, by and among the Sellers, RSILP and Sellers’ Representative.
14.1	Rush Street Interactive Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company.
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Taxonomy Extension Presentation Linkbase Document.

*         Filed herewith.

**       This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§         A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2021.

RUSH STREET INTERACTIVE, INC.

By:	/s/ Greg Carlin
Greg Carlin Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Greg Carlin and Kyle L. Sauers, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg Carlin	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
Greg Carlin

/s/ Kyle L. Sauers	Chief Financial Officer (Principal Financial Officer and Principal	March 25, 2021
Kyle L. Sauers	Accounting Officer)

/s/ Neil Bluhm	Director, Chairman of the Board	March 25, 2021
Neil Bluhm

/s/ Leslie Bluhm	Director	March 25, 2021
Leslie Bluhm

/s/ Niccolo de Masi	Director	March 25, 2021
Niccolo de Masi

/s/ Judith Gold	Director	March 25, 2021
Judith Gold

/s/ James Gordon	Director	March 25, 2021
James Gordon

/s/ Sheli Rosenberg	Director	March 25, 2021
Sheli Rosenberg

/s/ Paul Wierbicki	Director	March 25, 2021
Paul Wierbicki

/s/ Harry L. You	Director	March 25, 2021
Harry L. You