Form 10-K/A
period 2020-12-31
Rush Street Interactive, Inc.
filed 2021-04-30
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 27, 2021, there were 58,911,668 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 160,000,000 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.

EXPLANATORY NOTE

On March 25, 2021, Rush Street Interactive, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment” and collectively with the Original Form 10-K, the “Annual Report”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 30, 2021 (i.e., within 120 days after the end of the Company’s 2020 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 25, 2021 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

We note that on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. We are in the process of evaluating the applicability and potential impact of the Staff Statement on the Company’s approach to accounting for warrants, including the potential impact on our financial statements, and any related impacts to our disclosure controls and procedures, and internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The table below identifies and sets forth certain biographical and other information regarding the directors who serve on our Board of Directors (the “Board”) as of the date of this Annual Report. Our Board currently consists of nine members, divided into three classes of staggered three-year terms.

Director Name	Director Class	Began Serving as a Director
Neil Bluhm, Executive Chairman	Class III	December 29, 2020
Leslie Bluhm	Class II	December 29, 2020
Greg Carlin, Chief Executive Officer	Class III	December 29, 2020
James Gordon	Class II	December 29, 2020
Judith Gold	Class I	December 29, 2020
Niccolo de Masi	Class III	December 29, 2020
Sheli Rosenberg	Class II	December 29, 2020
Paul Wierbicki	Class I	December 29, 2020
Harry You	Class I	December 29, 2020

Each of the current Class I directors is expected to stand for re-election at our 2021 Annual Meeting of Stockholders (the “Annual Meeting”) and if elected, will continue to serve as a director until our 2024 Annual Meeting of Stockholders.

Other than Sheli Rosenberg (a director) and her son-in-law, Greg Carlin (our Chief Executive Officer and a director), and Neil Bluhm (our Executive Chairman and significant stockholder) and his daughter Leslie Bluhm (a director), there are no family relationships among any of our directors or executive officers.

Under that certain Investor Rights Agreement, dated as of December 29, 2020 (the “Investor Rights Agreement”), entered into in connection with the previously consummated business combination with dMY Technology Group, Inc. (the “Business Combination”), dMY Sponsor, LLC (“Sponsor”) has the right to designate a certain number of individuals for nomination by the Board as director nominees to be elected by the Company’s stockholders if certain criteria are met. Specifically, (i) for so long as the Sponsor or its permitted transferees beneficially own Class A common stock of the Company (the “Class A Common Stock”) representing at least 50% of the Class A Common Stock held by the Sponsor immediately after the closing of the Business Combination, the Sponsor will have the right to nominate two directors to the Board; and (ii) for so long as the Sponsor or its permitted transferees beneficially own Class A Common Stock representing at least 25% (but less than 50%) of the Class A Common Stock held by the Sponsor immediately after the closing of the Business Combination, the Sponsor will have the right to nominate one director to the Board. As of the closing of the Business Combination, the Sponsor designated two individuals, Niccolo de Masi and Harry You, for such purpose. Mr. You is one of the Class I directors expected to stand for re-election at our Annual Meeting.

The Investor Rights Agreement also provides that for so long as the sellers in the Business Combination (the “Sellers”) and their permitted transferees, in the aggregate, beneficially own at least a majority of the voting power of the capital stock of the Company and the Company qualifies as a controlled company under applicable NYSE rules, Rush Street Interactive GP, LLC, as the representative (the “Sellers’ Representative”) on behalf of the Sellers, has the right to designate the remaining director nominees for nomination by the Board to be elected by the Company’s stockholders. In the event that the Sellers’ Representative is no longer entitled to designate such number of directors or the Company is no longer entitled to nominate the number of directors that the Sellers’ Representative is entitled to designate, then, subject to the Sponsor’s right to designate the number of directors described above, (i) for so long as the Company qualifies as a controlled company under applicable NYSE rules, the Sellers’ Representative will be entitled to designate the maximum number of directors that the Company is entitled to nominate without violating such rules, and (ii) if the Company no longer qualifies as a controlled company under applicable NYSE rules, the Sellers’ Representative will be entitled to designate the number of directors that is proportionate to the issued and outstanding voting securities of the Company held at the time by the Sellers and their permitted transferees, taken as a whole. As of the closing of the Business Combination, the Sellers’ Representative designated seven individuals, Neil Bluhm, Greg Carlin, Paul Wierbicki, Leslie Bluhm, James Gordon, Judith Gold, and Sheli Rosenberg, for such purpose. Ms. Gold and Mr. Wierbicki are two of the Class I directors expected to stand for re-election at our Annual Meeting.

Class I Directors

Judith Gold, 57, has been a Managing Director, Government Relations & Strategy, and Senior Counsel at LAMB Capital Advisors, LLC since December 2020. Prior to joining LAMB Capital Advisors, LLC, Ms. Gold was a partner at Perkins Coie LLP, which she joined in 2005, where she advised companies and senior executives on corporate communications, public affairs, crisis communications, reputation management and public strategies. Ms. Gold began her legal career in 1989 at Altheimer & Gray, where she was an associate and later became a partner. Ms. Gold has also served in numerous public policy roles throughout her career, including in Chicago Mayor Richard M. Daley’s Cabinet as Chief of Policy for the City of Chicago, as a member of the Illinois State Board of Education, and as Chair of the Illinois Commission on the Status of Women. Ms. Gold devotes significant time to service for nonprofit organizations, including currently serving as a member of the boards of directors of Columbia College Chicago, the Illinois Coalition Against Sexual Exploitation and the Chicago Civic Federation. Ms. Gold earned a B.A. from the University of Michigan and a J.D. from the University of Chicago Law School. Ms. Gold’s qualifications to serve on the Board include her over thirty years of public and private sector experience of providing government relations, communications and public policy advice to companies and senior executives in regulated industries.

Paul Wierbicki, 41, has been the General Counsel of LAMB Capital Advisors, LLC since June 2015. Prior to joining LAMB Capital Advisors, LLC, Mr. Wierbicki served as Senior Counsel, Business and Legal at AbbVie Inc. from March 2014 to May 2015 and as a Partner at Kirkland & Ellis LLP, specializing in restructuring and debt finance, from October 2011 to February 2014. Mr. Wierbicki has served on the board of directors and compensation committee of Green Rivers Spirits Company (f/k/a Terressentia Corporation) since February 2017 and January 2018, respectively, the board of directors and as treasurer of Sutton Place Association since January 2016, and the board of directors of The Civic Federation from September 2012 to December 2015. Mr. Wierbicki earned a B.A. in Economics and Political Science from Vanderbilt University, an Advanced Professional Certificate in Law and Business from New York University, Stern School of Business and a J.D. from New York University School of Law. Mr. Wierbicki’s qualifications to serve on the Board include his extensive and varied legal and deal experience throughout his career, including his experience in the casino and gaming industries.

Harry L. You, 62, has been dMY’s Chairman since January 2020 and a director since September 2019. Mr. You served as the executive vice president of EMC (formerly NYSE: EMC) in the office of the chairman from 2008 to 2016. In September 2016, Mr. You founded GTY (Nasdaq: GTYH), in which Mr. You served as its president, chief financial officer and director until February 2019 when GTY consummated its initial business combination, served as its president from February 2019 to May 2019 and as its chief financial officer from February 2019 through August 2019, and has served as its vice chairman since May 2019. Mr. You served as a director of Korn/Ferry International from 2004 to October 2016 and has been a trustee of the United States Olympic Committee Foundation since August 2016. Mr. You was chief executive officer of BearingPoint from 2005 to 2007. He also served as BearingPoint’s interim chief financial officer from 2005 to 2006. From 2004 to 2005, Mr. You served as executive vice president and chief financial officer of Oracle (NYSE: ORCL), and was also a member of the board of directors of Oracle Japan. From 2001 to 2004, Mr. You served as chief financial officer of Accenture. Mr. You also previously spent fourteen years on Wall Street, including serving as a managing director in the Investment Banking Division of Morgan Stanley, where he headed the Computer and Business Services Group. Mr. You has served as a member of the board of directors of Broadcom Inc. (Nasdaq: AVGO) since January 2019, including as a member of its audit and compensation committees. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. Mr. You’s qualifications to serve on the Board include his extensive and varied deal experience throughout his career, including his experience structuring Dell’s acquisition of EMC as EMC’s executive vice president, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY.

Class II Directors

Leslie Bluhm, 57, has been an associate at JMB Realty Corp. since 1991. Prior to joining JMB Realty Corp. Ms. Bluhm co-founded, and served as the President of, Chicago Cares Inc. (“Chicago Cares”), a nonprofit volunteer service organization, from 1990 to 2016. Since 2013, Ms. Bluhm has served on the executive committee of The Chicago Community Trust, the board of trustees and as vice chair of the Museum of Contemporary Art Chicago, and on the board of directors of both OneGoal and Shining Hope for Communities. Since 2017, Ms. Bluhm has served as trustee of the Whitney Museum of American Art. Ms. Bluhm earned a B.A. degree from the University of Michigan and a J.D. from the University of Chicago Law School. Ms. Bluhm’s qualifications to serve on the Board include her extensive experience as a community leader, as well as her training as an attorney.

James Gordon, 71, has been the Managing Partner of Edgewater Growth Capital Partners (“Edgewater”) since he founded Edgewater in 2001. Prior to forming Edgewater, Mr. Gordon was President of Gordon Foods, Inc. and Gordon’s Wholesale, Inc. In 1982, Mr. Gordon engineered a leveraged buy-out of his personal and family interests in The Gordon Companies and in 1986 sold the company to a European multinational corporation. Mr. Gordon has served on the boards of directors of numerous Edgewater portfolio companies. Mr. Gordon has also served on the board of directors of numerous philanthropic and non-profit organizations, including The Whitney Museum of American Art as chair of the investment committee, The Art Institute of Chicago as a member of the board of trustees and the investment committee, The Chicago Museum of Contemporary Art on the executive committee of the board and the investment committee and on the board of trustees of Grinnell College as head of the investment committee. Mr. Gordon earned a B.A. from Northwestern University. Mr. Gordon’s qualifications to serve on the Board include his extensive experience as a private equity investor and his service on numerous other public and private company and philanthropic boards.

Sheli Rosenberg, 79, serves as a principal with Roselin Investments. Prior to January 1, 2014, Ms. Rosenberg was a member of the Skadden, Arps, Slate, Meagher & Flom LLP Real Estate Group, having joined the firm’s Chicago office in 2011. Ms. Rosenberg is the former president, chief executive officer and vice chairman of Equity Group Investments, L.L.C. (“EGI”). Ms. Rosenberg joined EGI in 1980 as the company’s general counsel and rose to become CEO before retiring in 2003. Prior to joining EGI, Ms. Rosenberg was one of six managing partners at Schiff Hardin & Waite, Chicago, specializing in real estate, finance, and corporate law, and was the first woman to become a capital partner at that firm. Ms. Rosenberg is currently a member of the board of directors of Equity Lifestyle Properties and Spirit Realty. She has been a director of Ventas, CVS, Avis, Schwinn, Strategic Hotels & Resorts, Inc., Nanosphere, Inc., General Growth Properties, Equity Residential, Equity Office Properties among others. Ms. Rosenberg was an adjunct professor at Northwestern University’s J.L. Kellogg Graduate School of Management (“Kellogg School”) from 2003 until 2007. A recognized advocate for women in business, Ms. Rosenberg is a co-founder and former President of the Center for Executive Women at the Kellogg School, where she continues to serve on the Center’s steering committee. She earned a B.A. in History and Government from Tufts University, and a J.D. from Northwestern School of Law. Ms. Rosenberg’s qualifications to serve on the Board include her extensive management and public company board experience having served in various executive-level roles throughout her career.

Class III Directors

Neil Bluhm, 83, is our Executive Chairman and has been the Executive Chairman since April 9, 2021 and Chairman of the Board since 2012. Following a brief stint as an attorney with Mayer, Brown & Platt, where he became a young partner, Mr. Bluhm co-founded JMB Realty Corp. (“JMB”) and began investing in real estate. Mr. Bluhm has served as the President of JMB since 1968, and his capabilities and portfolio have expanded dramatically to include urban shopping centers and malls, five-star hotels, commercial office towers, residential projects and more. JMB became one of the largest property owners and developers in the United States. Mr. Bluhm and JMB set the standard for superior mixed-use developments that combine retail, dining, hotel, office and residential. Marquee projects included Copley Place in Boston, Century City in Los Angeles and 900 North Michigan in Chicago, featuring the prestigious Four Seasons hotel, among innumerable other high-profile ventures. In 1994, Mr. Bluhm co-founded Walton Street Capital, a private equity firm, where he has served as a Principal since 1995. Soon thereafter, Mr. Bluhm and Greg Carlin co-founded Rush Street Gaming, LLC (“RSG”), one of the fastest growing companies in the gaming industry. Mr. Bluhm has served as the Managing Member of RSG since 2009. Mr. Bluhm has been a life trustee and member of the investment committee at Northwestern University since 1986, a member of the board of directors of Northwestern Memorial Foundation of Northwestern Hospital since 2001, a life trustee of The Art Institute of Chicago since 2004, the President of the board of trustees of the Whitney Museum of American Art since 2003, an honorary member of the board of directors for the Alzheimer’s Disease & Related Disorders Association since 1996 and a member to the advisory board of Chicago Cares since 1991. Mr. Bluhm earned a Bachelor’s degree from the University of Illinois and a J.D. from Northwestern University School of Law. Mr. Bluhm’s qualifications to serve as Chairman of the Company include his extensive and varied leadership experience throughout his career in the real estate, casino and gaming industries.

Greg Carlin, 54, is our Chief Executive Officer and has been the Chief Executive Officer of the Company and RSG since 2012 and January 2005, respectively. Mr. Carlin also served as a Managing Director of LAMB Capital Advisors, LLC (“LAMB”), a private investment firm, from June 1995 until December 2020. Prior to these roles, Mr. Carlin worked as an investment banker at both Lazard Freres, from June 1990 to August 1992, and Bankers Trust, from October 1992 to May 1995. Mr. Carlin served on the board of directors of Falls Management Company from May 1999 to July 2019 and has served on the board of directors of the American Gaming Association since 2016. Mr. Carlin earned a B.S. in Economics from the University of Pennsylvania. Mr. Carlin’s qualifications to serve on the Board include his experience as chief executive officer of the Company, extensive and varied experience throughout his career in the casino and gaming industries.

Niccolo de Masi, 40, has been dMY’s Chief Executive Officer since January 2020 and a director since September 2019. Mr. de Masi has been a member of the board of directors of Glu (Nasdaq: GLUU) since January 2010, and has served as chairman since December 2014, as interim chairman from July 2014 to December 2014 and as president and chief executive officer from January 2010 to November 2016. Mr. de Masi served on the board of directors of Resideo Technologies, Inc. (NYSE: REZI) from October 2018 to January 2020. Mr. de Masi served as the president of Essential from November 2016 to October 2018. Mr. de Masi served on the board of directors of Xura and its audit committee from November 2015 until August 2016. From 2008 to 2009, Mr. de Masi led Hands-On Mobile as its chief executive officer. From 2004 to 2007, Mr. de Masi was the chief executive officer of Monstermob. Mr. de Masi serves on the Leadership Council of the UCLA Grand Challenges. Mr. de Masi received his B.A. and MSci. degrees in physics from Cambridge University. Mr. de Masi’s qualifications to serve on the Board include his extensive leadership experience in the mobile app space, his track record in dMY’s target industry and his network of contacts in the technology sector.

Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 27, 2021. Other than as to Greg Carlin and Sheli Rosenberg, and Neil Bluhm and Leslie Bluhm, each as more fully described under “Corporate Governance — Director Independence,” there are no family relationships among any of our executive officers or directors.

Name	Age	Position(s)
Neil Bluhm	83	Executive Chairman and Director
Greg Carlin	54	Chief Executive Officer and Director
Kyle Sauers	50	Chief Financial Officer
Einar Roosileht	39	Chief Information Officer
Richard Schwartz	46	President
Mattias Stetz	41	Chief Operating Officer

See page 6 of this Annual Report for Neil Bluhm’s and Greg Carlin’s biographies.

Kyle L. Sauers, 50, has served as the Company’s Chief Financial Officer since October 2020. Prior to joining the Company, Mr. Sauers served as the Chief Financial Officer of Echo Global Logistics (“Echo”) from 2013 to 2020 and as Senior Vice President of Finance and Controller from 2011 to 2013. Echo is a leading Fortune 1000 provider of technology-enabled technology and supply chain services. Prior to Echo, Mr. Sauers was the General Manager of Varian Medical Systems’ Security & Inspection Products Division, a result of Varian’s acquisition of Bio-Imaging Research (“BIR”) where he had served on the board of directors and as Chief Financial Officer since 2005. BIR was a leading supplier of cargo screening systems and software. Prior to BIR, Mr. Sauers spent eight years at Sphere Communications, a leading VoIP software technology company, most recently as Chief Financial Officer. Before Sphere, Mr. Sauers served in various financial management positions at APAC Customer Services, a provider of outsourced customer care and acquisition services. Mr. Sauers began his career as part of the Audit and Business Advisory Practice at Arthur Andersen LLP. Mr. Sauers graduated from the University of Illinois with a Bachelor of Science degree in Accounting.

Einar Roosileht, 39, serves as the Company’s Chief Information Officer. He joined the Company in December 2013, and oversees the Company’s Product and Engineering. Prior to joining the Company, Mr. Roosileht co-founded Oryx Gaming in 2010, an online gaming platform provider, where he served as CTO. From 2006 to 2008, Mr. Roosileht served as Chief Architect at Playtech Estonia, where he specifically focused on developing scalable systems. Mr. Roosileht studied Computer Science at the University of Tartu.

Richard Schwartz, 46, co-founded the Company in 2012 and has served as the Company’s President since inception. In this role, he oversees the company’s product development and operations, as well as corporate functions such as business development, compliance, and legal. Prior to joining the Company, Mr. Schwartz started and led the interactive business for WMS Industries, which in 2010, launched the award-winning UK-facing online casino business, Jackpot Party. Richard has been a leader and innovator in the gaming industry for over 15 years, is an inventor on over 50 patents, and has a deep understanding of player psychology. Prior to joining the gaming industry, Mr. Schwartz was an executive at Telecom Italia Lab USA (formerly Telecom Italia Ventures) and an intellectual property attorney in the Silicon Valley. Mr. Schwartz graduated from the University of California, Berkeley and received his law degree from the University of California, Hastings College of the Law.

Mattias Stetz, 41, serves as the Company’s Chief Operating Officer. He joined the Company in April 2016, and oversees Marketing and Operations. Mr. Stetz has extensive experience in marketing, sports betting operations, and media content creation for the sports wagering vertical, and prior to the Company was a former executive at Kindred Group plc (“Kindred Group”) from 2004 to 2016, including serving as Kindred Group’s Chief Commercial Officer from 2009 to 2016. While at Kindred Group, Mr. Stetz was involved in helping shape Kindred Group’s long-term strategy and also oversaw day-to-day marketing and operations. Originally from Sweden, Mr. Stetz has a Master of Science in Marketing and Business Development from the Stockholm School of Economics and is also a Harvard Business School alumnus (GMP 2015).

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. A copy of the Code of Ethics is posted on the “Governance — Governance Documents” section of the “Investors” page of our website located at www.rushstreetinteractive.com, or by writing to our Corporate Secretary at our offices at 900 N. Michigan Avenue, Suite 950, Chicago, IL 60611. We will post amendments to our Code of Ethics or waivers of our Code of Ethics for directors and officers on the same website.

Audit Committee

We have established a standing Audit Committee of the Board (the “Audit Committee”). Our Board has Messrs. You, Gordon and de Masi serve as members of our Audit Committee, with Mr. You as chair. Our Board has affirmatively determined that each member of the Audit Committee qualifies as independent under NYSE rules applicable to board members generally and under the NYSE rules and Exchange Act Rule 10A-3 specific to audit committee members. All members of our Audit Committee meet the requirements for financial literacy under the applicable NYSE rules, and our Board has determined that Mr. You qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) (5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Executive Compensation

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended. As an emerging growth company, we are not required to hold a “say-on-pay” vote or include Compensation Discussion & Analysis disclosure in this Annual Report.

Prior to the closing of the Business Combination, none of the individuals who served as an executive officer of dMY in 2019 or 2020 received any cash compensation for services rendered to dMY. The then-current executive officers were reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. dMY’s then-current audit committee reviewed on a quarterly basis all payments that were made to, among others, the dMY executive officers.

For the year ended December 31, 2020, our named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Greg Carlin, Chief Executive Officer
•	Richard Schwartz, President
•	Mattias Stetz, Chief Operating Officer

The objective of our executive compensation program is to provide a total compensation package that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance. Our Board has historically determined the compensation for our NEOs.

Historically, Mr. Carlin, our Chief Executive Officer, has been compensated with a base salary from both RSG and LAMB Capital Advisors, LLC and profits interest awards in RSILP, but Mr. Carlin has entered into an employment agreement with us in connection with the consummation of the Business Combination, as discussed below.

Key Features of our Executive Compensation Program

	✓	Align executive compensation with stockholders’ return through long-term incentives
	✓	Provide performance-based compensation for executives
WHAT WE DO	✓	Balance short and long-term incentive awards to discourage short-term risk-taking at the expense of long-term results
	✓	Retain an independent compensation consultant
	✓	Require a “double-trigger” for change-in-control payments
	✓	Strong non-compete, non-solicit and other restrictive covenants with our NEOs
	✓	Implemented a comprehensive clawback policy

	✗	Incentive recipients to take excessive risk or focus primarily on short-term performance
	✗	Guarantee annual bonuses
	✗	Allow repricing of stock options
	✗	Offer tax “gross-ups” of annual compensation
WHAT WE DON’T DO	✗	No dividend equivalents on outstanding options, or unvested RSUs or PSUs
	✗	No excessive perquisites
	✗	Provide excise tax “gross-ups” upon termination with a change-in-control
	✗	No hedging or short sales of shares and no transactions involving derivative securities relating to shares without prior approval from the CFO

For 2020, the executive compensation program for our NEOs (other than Mr. Carlin) consisted of base salary and incentive compensation (delivered in the form of annual cash bonuses and profits interest awards in Rush Street Interactive, LP (“RSILP”)). Each component of the executive compensation program is described below:

•	Base Salary — Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.

•	Annual Cash Bonus — we maintain a discretionary annual cash bonus plan. Annual cash bonuses are paid to incentivize the achievement of qualitative and quantitative performance metrics, with the amount of an annual cash bonus (if any) determined at the discretion of our Board and typically paid in December of the applicable performance year or, for certain executives, the first half of the following year.

•	Profits Interest Awards — we previously granted one-time awards of profits interests in RSILP to our Named Executive Officers in the form of Common A-2 and/or Common B-1 profits interest units. We issued 127,660 and 287,234 Common A-2 profit interest units to Mr. Greg Carlin on January 28, 2020 and April 6, 2020, respectively, which were fully vested upon grant, had a participation threshold of $0 and contained certain anti-dilution protections. We also issued 116,904 and 263,035 Common B-1 profit interest units to Mr. Schwartz on January 28, 2020 and April 6, 2020, respectively, which were fully vested upon grant, and 46,761 and 105,214 Common B-1 profit interest units to Mr. Stetz on January 28, 2020 and April 6, 2020, respectively, of which approximately 60% and 80% of the units granted on January 28, 2020 and April 6, 2020, respectively, were fully vested upon grant, and the remaining units vested on April 1, 2020 or were scheduled to vest on April 1, 2021. The participation threshold for these Common B-1 profits interest units was equal to the amount that would have been distributed with respect to a Common A unit of RSILP pursuant to its then-current limited partnership agreement if RSILP distributed an amount equal to the Total Equity Value (as defined therein) to the unit holders. The Common B-1 profits interest units also contained certain anti-dilution protections. Any unvested Common B-1 profits interest units became vested immediately prior to the consummation of the Business Combination and all the Common A-2 and Common B-1 profits interest units were converted into RSILP Units upon consummation of the Business Combination.

For 2021, the executive compensation program for our executive officers, including our NEOs, consists of base salary, short-term cash incentives and long-term equity incentives. Each component of the executive compensation program is described below:

•	Base Salary — Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.

•	Annual Cash Bonus — we grant annual cash bonuses under the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (as amended, the “Equity Incentive Plan”) as a short-term incentive for our executive officers, including our NEOs. These annual cash bonuses are payable upon the achievement of certain pre-established goals or performance metrics. Annual cash bonuses are paid to incentivize the achievement of qualitative and quantitative performance metrics, with the target amount of an annual cash bonus (if any) pre-determined by the Board, and the amount earned (if any), as determined by the Board is typically paid in December of the applicable performance year or, for certain executives, the first half of the following year.

•	Long-Term Equity Incentives — we grant long-term incentive awards under our Equity Incentive Plan. These long-term equity grants are issued annually and are earned either upon the achievement of certain pre-established goals or performance metrics or upon the passage of time. Long-term equity awards are paid to incentivize the achievement of long-term qualitative and quantitative performance metrics, with the amount of the equity-based awards determined by the Board. These equity-based awards are primarily comprised of performance stock units (generally with a three-year performance period), restricted stock units vesting ratably over a three-year term and stock options vesting ratably over a three-year term.

Summary Compensation Table

Name and Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total
Greg Carlin	2020	$—	$—	$1,692,065	$—	$1,692,065
Chief Executive Officer	2019	$—	$—	$6,064,975	$—	$6,064,975

Richard Schwartz	2020	$377,000	$188,500	$1,424,012	$3,480	$1,992,992
President	2019	$377,000	$169,250	$4,574,474	$3,397	$5,124,121

Mattias Stetz	2020	$300,000	$150,000	$569,604	$8,884	$1,028,488
Chief Operating Officer	2019	$300,000	$150,000	$1,829,790	$6,923	$2,286,713

(1)	Reflects payments to the NEOs in accordance with the Company’s discretionary annual cash bonus program.

(2)	The amounts in this column represent the aggregate grant-date fair value of profits interests awards granted to each NEO, computed in accordance with FASB ASC Topic 718. See Note 8 to the Company’s audited consolidated financial statements included in our Original 10-K for a discussion of all assumptions made by us in determining the grant-date fair value of these awards.

(3)	The amounts in this column represent Company matching contributions under the Company’s 401(k) plan.

As previously disclosed, on October 23, 2020, Kyle L. Sauers joined the Company as our Chief Financial Officer pursuant to an offer letter agreement entered into between Mr. Sauers and the Company.

Benefits and Perquisites

In 2020, the NEOs participated in the same broad-based benefit programs offered to our other employees, including healthcare and dental plans, a health savings account and a 401(k) program. Under our 401(k) program, the Company matches 100% of each dollar contributed by a participant, up to the first 4% of eligible compensation, subject to tax limits, and all amounts and any corresponding earnings are 100% vested at all times.

Outstanding Equity Awards at 2020 Year End

In connection with the Business Combination, we effectuated a recapitalization, pursuant to which the RSILP profits interest awards previously granted and held by Messrs. Carlin, Schwartz and Stetz, were treated as fully vested to the extent there were any unvested amounts as of the closing of the Business Combination, and such profits interest awards were converted or exchanged (whether by direct exchange, merger or otherwise) into a number of Class A common units of RSLIP (the “RSILP Units”). In connection with the consummation of the Business Combination, we issued Messrs. Carlin, Schwartz and Stetz one share of Class V Common Stock for each such RSILP Unit, in accordance with, and as set forth in more detail in, the agreement governing the Business Combination (the “Business Combination Agreement”).

There were no outstanding equity awards held by the NEOs as of December 31, 2020.

 Employment Arrangements

Greg Carlin

We entered into an employment letter agreement with Mr. Carlin effective upon the closing of the Business Combination. The employment agreement with Mr. Carlin provides for an annual base salary of $500,000 and entitles him to participate in our discretionary annual bonus plan, with a target annual cash bonus opportunity equal to 80% of his then current base salary for the relevant plan year, and with the actual annual cash bonus paid ranging from 40% to 120% of his base salary for the relevant plan year. If, at any time, we terminate Mr. Carlin’s employment as Chief Executive Officer without cause, then he will be entitled to severance in the total amount of $600,000. Mr. Carlin’s employment letter provides that Mr. Carlin is also eligible to receive awards under our Equity Incentive Plan, with the amount of annual long-term incentives under such plan to be equal to two times his annualized base salary. The employment letter provides that the grants under such plan intended to vest based on time-vesting and performance-based vesting, with the first of the long-term compensation grants being made no later than June 30, 2021, and he performance-based vesting grants being anticipated to cover a three-year period and on a rolling basis (e.g., 2021-2023, 2022-2024, etc.). Mr. Carlin’s employment letter further provides that such grants may include a combination of stock options and restricted shares/units. It is anticipated that Mr. Carlin will continue to provide services to RSG during the term of his employment with us.

Pursuant to the terms of Mr. Carlin’s employment letter agreement, he is also subject to customary restrictive covenants, including non-solicitation and non-competition during his employment and for a period of twelve (12) months thereafter.

Richard Schwartz

Mr. Schwartz entered into an employment agreement with us in connection with his appointment as President. The employment agreement with Mr. Schwartz provides for an annual base salary of $377,000 and entitles him to participate in our discretionary annual bonus plan, with a target annual cash bonus opportunity equal to 50% of his then current base salary for the relevant plan year, and with the actual annual cash bonus paid ranging from 0% to 80% of his base salary for the relevant plan year. If Mr. Schwartz is terminated without “cause” or if Mr. Schwartz resigns for “good reason”, he will be entitled to a severance payment equal to six months of his base salary, subject to his compliance with certain restrictive covenants (including non-competition, non-interference with and non-solicitation of stakeholders, and non-solicitation and non-hire of employees and other service providers, non-disparagement, confidentiality and assignment of inventions) through such period. Pursuant to the employment agreement, we have the option to extend Mr. Schwartz’s non-compete obligations for an additional six months (i.e., until the first anniversary of his termination date) in exchange for an additional severance payment equal to six months of his base salary.

Under Mr. Schwartz’s employment agreement, “cause” means the occurrence of any of the following events: (i) any material failure by Mr. Schwartz to comply with any applicable law or regulation in performing his obligations under the employment agreement, the Agreement of Limited Partnership of RSILP (the “Operating Agreement”) or in connection with Mr. Schwartz’s conduct of the RSG Companies’ (as defined below) business; (ii) any act or omission by Mr. Schwartz against any RSG Company involving fraud, material dishonesty or conflict of interest in connection with the conduct of such company’s business; (iii) any grossly negligent or willful act or grossly negligent or willful omission by Mr. Schwartz that materially adversely affects any RSG Company; (iv) conviction of Mr. Schwartz, or his pleading guilty or nolo contendere to, or his indictment (where such indictment is not dismissed or otherwise resolved favorably to him within six months) of, any felony or charge that would result in material disrepute to any RSG Company, including any financial offense or any offense that would be reasonably likely to adversely affect any RSG Company’s reputation with any licensing or regulatory authority; (v) any willful failure by Mr. Schwartz to perform his duties or the lawful directions of the General Partner of RSILP (the “General Partner”) that results in harm to us, in each case, after having been given notice of such failure and a reasonable opportunity to cure, to the extent such matter is reasonably capable of being cured; (vi) the material breach of this employment agreement or the Operating Agreement, after having been given notice of such breach and a reasonable opportunity to cure, in each case, to the extent such matter is capable of being cured; or (vii) any material breach, non-performance or non-observance by Mr. Schwartz of any restrictive covenants to which he is bound, after having been given notice of such breach and a reasonable opportunity to cure, in each case, to the extent such matter is capable of being cured. “RSG Companies” means RSI Investors, LLC, RSILP, Rush Street Interactive LLC, RSG and all of their present and future direct and indirect subsidiaries and affiliates.

Under Mr. Schwartz’s employment agreement “good reason” means the occurrence of any of the following events, subject to customary notice and cure provisions: (i) a failure of the Company to pay Mr. Schwartz base salary or provide him any benefits owed to him in accordance with the terms of the employment agreement; (ii) any breach of applicable law or regulation by the Company in relation to his employment, or any breach of a Company or General Partner obligation under the employment agreement or the Operating Agreement; (iii) the material diminution in Mr. Schwartz’s title, duties or authority from those set forth in his employment agreement without his prior written consent, provided, that the Company’s reduction in the scope of its business or the number of properties it manages or jurisdictions in which it operates any online gaming operation shall not constitute “good reason”; or (iv) any relocation of the Company’s corporate headquarters from Chicago, Illinois that would require Mr. Schwartz to relocate his family residence outside of the Chicago metropolitan area.

Mattias Stetz

Mr. Stetz previously entered into an offer letter with us in connection with his appointment as Chief Operating Officer. The offer letter with Mr. Stetz provides for an annual base salary of $275,000 and entitles him to participate in the Company’s discretionary annual cash bonus plan, with a target annual cash bonus opportunity equal to 50% of his base salary for the relevant plan year. If Mr. Stetz is terminated by us without “cause”, he will be entitled to a severance payment equal to six months of his base salary, subject to his compliance with certain restrictive covenants (which are generally the same as those that apply to Mr. Schwartz) through such period and execution of a severance and release agreement.

Under Mr. Stetz’s offer letter, “cause” means Mr. Stetz’s (i) failure to abide by the Company’s policies and procedures, (ii) misconduct, gross negligence, insubordination, or inattention to the Company’s business; (iii) failure to perform the duties required of him up to the standards established by us or other material breach of the terms of his offer letter or (iv) failure or inability to obtain and maintain all permits and licenses required by the statutes, rules and regulations relating to gaming in jurisdictions where we have operations or seeks to have operations (the “Gaming Laws”), as well as to assist the Company in satisfying the requirements of the Gaming Laws.

Director Compensation

Prior to the Business Combination

Prior to the closing of the Business Combination, none of the individuals who served on dMY’s board of directors in 2020 received any compensation for services rendered to dMY. The then-current directors were reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. dMY’s then-current audit committee reviewed on a quarterly basis all payments that were made to, among others, the dMY directors.

At and Following the Business Combination

Subsequent to the closing of the Business Combination, in April 2021 we adopted a new Board compensation program (the “Director Compensation Program”) that is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage their ownership of our stock to further align their interests with those of our stockholders. Our non-employee directors who are determined to not be founders of RSILP or affiliated with dMY (the “eligible directors”) will be eligible to participate in the Director Compensation Program. The initial eligible directors under the Director Compensation Program are Leslie Bluhm, Judith Gold, James Gordon, Sheli Rosenberg and Paul Wierbicki.

The Director Compensation Program provides an annual equity retainer with a grant date fair value equal to $125,000 to our eligible directors. This annual retainer will be paid in the form of restricted stock units of the Company, which will vest in its entirety into shares of our Class A Common Stock on the date of the next annual meeting of stockholders following the grant date, subject to continued service. With respect to the directors’ compensation for the period from December 29, 2020 (the date the Business Combination closed) through the date of the Annual Meeting, we granted the eligible directors a prorated annual retainer to reflect the shortened service period.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in our Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on our Compensation Committee of the Board, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 27, 2021, for:

•	each person who is known to be the beneficial owner of more than 5% of shares of any class of our outstanding voting securities;
•	each of our current NEOs and directors; and
•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Pursuant to our Charter, each share of Class A Common Stock and each share of Class V Common Stock, representing a non-economic interest in the Company, entitle the holder to one vote per share. The table below represents beneficial ownership of our voting securities based on 218,911,668 shares of our Common Stock, comprised of Class A Common Stock and Class V Common Stock, issued and outstanding as of April 27, 2021. The expected beneficial ownership percentages set forth below do not take into account shares of Class A Common Stock reserved for issuance under the Equity Incentive Plan. Unless otherwise indicated, the address of each person named in the table below is c/o Rush Street Interactive Inc., 900 N. Michigan Avenue, Suite 950, Chicago, Illinois 60611

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Beneficial Ownership
Name and Address of Beneficial Owners	Class A Common Stock	% of Class	Class V Voting Stock(1)	% of Class	% of Total Voting Power(2)
Directors and Named Executive Officers:
Greg Carlin(3)	—	—	34,132,645	21.3%	15.6%
Richard Schwartz	—	—	8,269,950	5.2%	3.8%
Mattias Stetz	—	—	2,964,157	1.9%	1.4%
Leslie Bluhm	3,625	*	—	—	*
Neil Bluhm(4)	—	—	110,411,777	69.0%	50.4%
Niccolo de Masi	663,404	1.1%	—	—	*
Judith Gold(5)	3,625	*	565,083	*	*
James Gordon	3,625	*	—	—	*
Sheli Rosenberg	8,625	*	—	—	*
Paul Wierbicki	3,625	*	141,272	*	*
Harry L. You(6)	6,338,404	10.8%	—	—	2.9%

All Executive Officers and Directors After the Business Combination as a Group (13 persons)	7,059,234	12.0%	159,449,041	99.7%	76.1%
5% Holders:
Greg Carlin(3)	—	—	34,132,645	21.3%	15.6%
Neil Bluhm(4)	—	—	110,411,777	69.0%	50.4%
Harry L. You(6)	6,338,404	10.8%	—	—	2.9%
Funds and accounts managed by FMR LLC(7)	6,288,201	10.7%	—	—	2.9%

*	less than 1%

(1)	Class V Voting Stock represents a non-economic interest in the Company and entitles the holder thereof to one vote per share. Subject to the terms and limitations of the Amended and Restated Limited Partnership Agreement of RSILP (the “RSI A&R LPA”), from and after the six-month anniversary of the closing of the Business Combination, up to four times per calendar year, the RSILP Units, together with an equal number of shares of Class V Common Stock, are exchangeable for shares of Class A Common Stock on a one-for-one basis.

(2)	Represents the percentage of voting power of the holders of Class A Common Stock and Class V Common Stock voting together as a single class.

(3)	Represents the aggregate number of shares of Class V Common Stock held by Greg Carlin in his individual capacity and by the Greg and Marcy Carlin Family Trust.

(4)	Represents the aggregate number of shares of Class V Common Stock held by Neil Bluhm, the NGB 2013 Grandchildren’s Dynasty Trust and Rush Street Interactive GP, LLC, of which Mr. Bluhm is a manager and controls 81% of the voting interests in that entity.

(5)	The Class V Common Stock beneficially owned by Judith Gold are held of record and registered to her husband, Dan Kotcher.

(6)	Includes (i) 663,404 shares of Class A Common Stock held by Harry L. You, a director of the Company, and (ii) 5,675,000 shares of Class A Common Stock held by dMY Sponsor, LLC (the “Sponsor”). Harry L. You is the manager of the Sponsor and has voting and investment discretion with respect to the common stock held of record by the Sponsor. The address of Sponsor is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.

(7)	Includes 6,288,201 shares of Class A Common Stock acquired by Fidelity Institutional Asset Management Trust Company and Fidelity Management & Research Company LLC, each of which are subsidiaries of FMR LLC, based solely on the Amendment No. 1 to Schedule 13G filed by FMR LLC with the SEC on February 8, 2021. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act advised by Fidelity Management & Research Company, LLC, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company, LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, with respect to our Equity Incentive Plan, under which our Class A Common Stock is authorized for issuance. Our stockholders approved the Equity Incentive Plan at a special meeting of stockholders held on December 29, 2020. On December 31, 2020, 13,400,000 shares of our Class A Common Stock were available for issuance under the Equity Incentive Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)(2))
Equity compensation plans approved by security holders	—	—	13,400,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	13,400,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

We have adopted a formal written Related Party Transactions Policy providing that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s voting securities, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of the independent directors of the Board (or a committee thereof, which may include the Audit Committee) who have no interest in the proposed related party transaction, subject to the exceptions described below.

A related party transaction is generally a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.

Under the policy, we collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder, to enable us to identify any existing or potential related-party transactions and to effectuate the terms of the policy. In addition, under our Code of Ethics, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The policy requires that, in determining whether to approve, ratify or reject a related party transaction, the independent directors of the Board (or a committee thereof, which may include the Audit Committee), must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company’s best interests and those of our stockholders, as such independent directors or committee thereof (which may include the Audit Committee), determines in the good faith exercise of its discretion. Our independent directors have determined that certain transactions will not require the approval of the independent directors of the Board or a committee thereof, including certain employment arrangements of officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of the Company’s Common Stock and all holders of the Company’s Common Stock received the same benefit on a pro rata basis and transactions available to all employees generally.

dMY’s Related Party Transactions

Founder Shares

On November 27, 2019, the Sponsor paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 5,750,000 Class B common stock, par value $0.0001 per share, of dMY (the “Founder Shares”).

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial business combination and (ii) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. However, this lockup was replaced in its entirety by the terms of the Investor Rights Agreement as described in more detail below.

Private Placement Warrants

On February 25, 2020, simultaneously with the consummation of dMY’s IPO, dMY consummated the private placement of 6,600,000 private placement warrants, at a price of $1.00 per private placement warrant (the “Private Placement Warrants”), to the Sponsor, generating proceeds of $6.6 million.

Each whole Private Placement Warrant was exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the trust account. The Private Placement Warrants were non-redeemable for cash and exercisable on a cashless basis so long as they were held by the Sponsor or its permitted transferees. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the closing of the Business Combination.

On March 26, 2021, the Private Placement Warrants were exercised in full on a cashless basis, and none of the Private Placement Warrants remain outstanding as of the date hereof.

Related Party Loans and Working Capital Warrants

On November 27, 2019, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of dMY’s IPO. Prior to the consummation of dMY’s IPO, dMY borrowed approximately $90,000 under the Note. On March 19, 2020, dMY repaid the Note in full to the Sponsor.

In addition, to finance certain transaction costs in connection with the Business Combination, the Sponsor provided a working capital loan to the Company in the amount of $75,000. On December 29, 2020, in connection with the closing of the Business Combination, in lieu of repaying such working capital loan in cash, the Company converted the working capital loan into 75,000 working capital warrants (the “Working Capital Warrants”) at $1.00 per warrant, which were then issued to Sponsor. The Working Capital Warrants had identical terms to the Private Placement Warrants.

On March 26, 2021, the Working Capital Warrants were exercised in full on a cashless basis, and none of the Working Capital Warrants remain outstanding as of the date hereof.

Administrative Services Agreement

The Company entered into an agreement providing that, subsequent to the closing of dMY’s IPO and continuing until the earlier of the Company’s consummation of a business combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. This agreement expired pursuant to its terms upon the Business Combination Closing.

The Sponsor, executive officers and directors, or any of their respective affiliates, were reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Prior to the Business Combination Closing, the Company’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates.

Current Registration Rights

The holders of Founder Shares, Private Placement Warrants and Working Capital Warrants (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants and upon conversion of the Founder Shares into Class A Common Shares) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the consummation of dMY’s IPO. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On February 5, 2021, the Company filed a shelf registration statement on Form S-1 with the SEC, which was declared effective on Feb. 11, 2021.

Agreements Entered Into In Connection With the Business Combination

RSI A&R LPA

Upon closing of the Business Combination, the Company, RSILP and certain other parties entered into the RSI A&R LPA, which, among other things, permitted the issuance and ownership of RSILP Units as contemplated to be issued and owned upon the consummation of the Business Combination, admitted RSI GP, LLC as the general partner of RSILP (“RSI GP”), provided for certain exchange rights with respect to the RSILP Units, otherwise amended and restated the rights and preferences of the RSILP Units and set forth the rights and preferences of the RSILP Units, and established the ownership of the RSILP Units by the persons or entities indicated in the RSI A&R LPA.

Tax Distributions

The RSI A&R LPA provides for quarterly tax distributions payable in accordance with the RSI A&R LPA to the holders of RSILP Units on a pro rata basis based upon an agreed-upon formula related to the taxable income of RSILP allocable to holders of RSILP Units. Generally, these tax distributions will be computed based on RSILP’s estimate of the taxable income of RSILP allocable to each holder of RSILP Units (based on certain assumptions) multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation resident in New York, California or Illinois (whichever results in the application of the highest state and local tax rate), subject to various adjustments. Distributions, including tax distributions, will be made to holders of RSILP Units on a pro rata basis.

Exchange of RSILP Units for Class A Common Stock

The Sellers may, from and after the six-month anniversary of the closing of the Business Combination, up to four times per calendar year, exchange all or any portion of their RSILP Units, together with the cancelation of an equal number of shares of Class V Voting Stock, for a number of shares of Class A Common Stock equal to the number of exchanged RSILP Units by delivering a written notice to RSILP and a copy to RSI ASLP, Inc., a wholly owned subsidiary of the Company (the “Special Limited Partner”); provided that no holder of RSILP Units may exchange less than 1,000 RSILP Units in any single exchange unless exchanging all of the RSILP Units held by such holder at such time, subject in each case to the limitations and requirements set forth in the RSI A&R LPA regarding such exchanges. Notwithstanding the foregoing, the Special Limited Partner may, at its sole discretion, in lieu of delivering shares of Class A Common Stock for any RSILP Units surrendered for exchange, pay an amount in cash per RSILP Unit equal to the 5-day VWAP of the Class A Common Stock on the date of the receipt of the written notice of the exchange.

Exchange Ratio

For each RSILP Unit exchanged, one share of Class V Voting Stock will be canceled and one share of Class A Common Stock will be issued to the exchanging member. If the Class A Common Stock is converted or changed into another security, securities or other property, on any subsequent exchange an exchanging RSILP Unit holder will be entitled to receive such security, securities or other property.

Restrictions on Exchange

In certain circumstances RSI GP may limit the rights of holders of RSILP Units to exchange their RSILP Units if RSI GP determines in good faith that such restrictions are necessary so that RSILP will not be classified as a “publicly traded partnership” under applicable tax laws and regulations.

Limited Liability Company Agreement of RSI GP

Upon closing of the Business Combination, the Company and RSI GP entered into the Limited Liability Company Agreement of RSI GP (the “GP LLCA”), pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP. Pursuant to the GP LLCA, each of Neil Bluhm (or one of his adult children) and Gregory Carlin will be entitled to serve as a manager of the board of RSI GP until they (or their permitted transferees, successors or assigns), taken together, hold fewer equity interests of the Company and RSILP (taken together) than any other shareholder or affiliated group of shareholders. In addition, RSILP will have sole discretion to appoint managers (including to fill vacancies) and remove managers, subject to receipt of requisite gaming licenses and/or approvals from gaming authorities.

Amended and Restated Certificate of Incorporation and Bylaws of the Special Limited Partner

Upon closing of the Business Combination, the Company and the Special Limited Partner amended the Special Limited Partner’s Certificate of Incorporation and Bylaws to, among other things, provide that (i) the board of directors of the Special Limited Partner are appointed by the Company’s Board and (ii) the Special Limited Partner will comply with applicable gaming laws.

Investor Rights Agreement

At the closing of the Business Combination, the Company, Sellers, the Founder Holders, and the Sellers’ Representative entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Company and the Founder Holders agreed to terminate the Registration Rights Agreement, dated as of February 20, 2020, entered into by them in connection with dMY’s IPO, (ii) the Sponsor has the right to nominate two directors to the Board and the Sellers’ Representative has the right to nominate the remaining directors of the Board (initially seven directors), and the Sellers’ Representative has the right to appoint up to three non-voting board observers to the Board, in each case subject to certain conditions, (iii) the Company provided the Sellers and the Sponsor certain registration rights with respect to the shares of Class A Common Stock held by the Sellers and the Sponsor, (iv) the Founder Holders and the Sellers agreed not to transfer, sell, assign or otherwise dispose of the shares of Class A Common Stock and the RSILP Units held by such person for up to 12 months following the closing of the Business Combination (with respect to the Founder Holders) and 180 days following such closing (with respect to the Sellers), in each case, subject to certain exceptions, and (v) the Amended Insider Letter was deemed amended to remove the 12-month lock-up period contained therein applicable to the Sponsor, Niccolo de Masi, Harry You and the independent directors, in each case as more fully described in the Investor Rights Agreement.

Services Agreement

At the closing of the Business Combination, RSILP and Rush Street Gaming, LLC, a current affiliate of RSILP (“RSG”), entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG provides certain specified services to the Company for a period of two years following the closing of the Business Combination, subject to extension and early termination, including, without limitation, certain services relating to legal and compliance, human resources and information technology (in each case as more fully described in the Services Agreement). As compensation for RSG’s provision of these services, during the term of the Services Agreement, RSILP reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by RSILP, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services.

Employment Agreement

In connection with the closing of the Business Combination, RSILP entered into an employment agreement with Gregory A. Carlin on terms reasonably mutually acceptable to RSILP and Mr. Carlin. Following such closing, Mr. Carlin remains Chief Executive Officer of RSG and pursuant to the Employment Agreement, Mr. Carlin is not required to devote his full business time and attention to RSILP.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, (i) the Company entered into a subscription agreement with certain funds and accounts managed by Fidelity Management & Research Company LLC (the “Fidelity Subscription Agreement”) and (ii) the Company, the Sellers’ Representative and certain other subscribers entered into subscription agreements (the “Other Subscription Agreements,” together with the Fidelity Subscription Agreement, the “Subscription Agreements”), pursuant to which, such investors agreed to purchase in connection with the closing of the Business Combination an aggregate of 16,043,002 shares of Class A Common Stock for a purchase price of $10.00 per share, for an aggregate purchase price of $160,430,020 (together, the “PIPE”). The obligations of each party to consummate the PIPE were subject to, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

Recapitalization Agreement

In connection with the execution of the Business Combination Agreement, the Sellers, the Sellers’ Representative and RSILP entered into a recapitalization agreement (the “Recapitalization Agreement”), pursuant to which the parties agreed to recapitalize the equity interests of RSILP effective as of immediately prior to the closing of the Business Combination into a single class of common units in order to permit the issuance and ownership of the RSILP Units as contemplated to be issued and owned upon the consummation of the Business Combination.

Put-Call Agreements

On or about the date on which the parties amended and restated the Business Combination Agreement, the Company, RSILP and certain of the Sellers (the “Put-Call Sellers”) entered into Put-Call Agreements. Pursuant to the Put-Call Agreements and the Business Combination Agreement, if the closing had occurred on or prior to December 20, 2020, the Put-Call Agreements would have remained effective and beginning on December 21, 2020 until December 28, 2020, the Put-Call Sellers would have had the right to sell to RSILP for $9.00 per unit, and RSILP would have had the right to purchase from the Put-Call Sellers for $11.00 per unit, certain of the Put-Call Sellers’ RSILP Units (not to exceed 2,576,450 in the aggregate). Because the closing of the Business Combination occurred after December 20, 2020, the Put-Call Agreements automatically terminated and were no longer effective.

Tax Receivable Agreement

Simultaneously with the closing of the Business Combination, the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative entered into a tax receivable agreement (the “Tax Receivable Agreement”), which provides for, among other things, payment by the Special Limited Partner to the Sellers 85% of the net income tax savings realized by the Company and its consolidated subsidiaries (including the Special Limited Partner) as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of certain RSILP Units for Class A Common Stock (or cash) pursuant to the RSI A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement (as more fully described in the Tax Receivable Agreement). The Tax Receivable Agreement remains in effect until all such tax benefits have been utilized or expired unless the Special Limited Partner exercises its rights to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The Company may recognize a liability under the Tax Receivable Agreement of up to $495 million if all member interests are exchanged and assuming (i) the generation of sufficient future taxable income, (ii) a price of $10 per share, (iii) a constant corporate tax rate of 29.94% and (iv) no material changes in tax law. The amount payable under the Tax Receivable Agreement would vary from year to year, but the Company estimates that payments would be made over the next fifteen years assuming the generation of sufficient future taxable income. We expect the cash tax savings we would realize from the utilization of deferred tax assets to fund the required payments.

RSILP’s Related Party Transactions

Mr. Neil Bluhm and his adult children (including Ms. Leslie Bluhm), through their individual capacities or trusts that they have created for the benefit of themselves or their family members, have an indirect controlling or material interest in the following entities: RSG, Rivers IP Holdings, LLC (“Rivers IP”), Sugar House HSP Gaming, LP (“Sugar House”), Holdings Acquisition Co, LP (“Rivers Pittsburgh”), Midwest Gaming & Entertainment, LLC (“Midwest Gaming”), Capital Region Gaming, LLC (“Rivers Schenectady”), Portsmouth Gaming Holdings, LLC, LAMB Partners, LLC and LAMB Capital Advisors, LLC. Mr. Bluhm serves on the boards or is the controlling party of RSG, Sugar House, Rivers Pittsburgh, Midwest Gaming , Rivers Schenectady, Portsmouth Gaming Holdings, LLC, LAMB Partners, LLC and LAMB Capital Advisors, LLC. Mr. Greg Carlin, in his individual capacity and through trusts or other entities that he has created for the benefit of himself and his family members, has an indirect material economic interest in and serves on the board and as chief executive officer of each of the following entities: RSG, Sugar House, Rivers Pittsburgh, Midwest Gaming, Rivers Schenectady, and Portsmouth Gaming Holdings, LLC. Mr. Carlin is also the managing member of Rivers IP. Each of the foregoing entities regularly engage in transactions with RSILP, which are more fully described below.

In addition, Mr. Neil Bluhm and Mr. Greg Carlin made an advance to RSILP in the aggregate amount of $650,000 for RSILP’s purchase of hardware needed to allow RSILP to operate the retail sportsbook in Des Plaines, Illinois. While there was no obligation for RSILP to repay this advance by a particular date or time, RSILP repaid this advance on December 30, 2020.

Rush Street Gaming, LLC

RSG periodically advances RSILP amounts for payroll, benefits and other costs and expenses. The amounts advanced generally correspond to RSILP’s allocated portion of costs of third-party service providers and processors providing services to RSILP and are passed through RSG to RSILP with no markup. The total amount advanced by RSG from time to time increases and decreases based on the capital needs of RSILP and as RSILP draws upon and repays such advances. Payables due to RSG for amounts advanced to RSILP were $3.1 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively.

RSG also provides operational support to RSILP, such as oversight over operations, business development, government affairs, compliance, certain human resource functions and finance. Under the arrangement between RSG and RSILP, RSILP reimburses RSG its allocated portion of the salary, bonus, benefits and overhead cost for RSG employees that provide services to RSILP. The portion is generally calculated on the basis of the percentage of time spent by RSG employees on RSILP’s matters as compared to other matters unrelated to RSILP. The reimbursement is calculated on the basis of 150% of an employee’s annual salary, bonus and benefit costs. Expenses relating to support services were $1.3 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, while payables due to RSG for support services were $0.3 million and $0.2 million at December 31, 2020 and December 31, 2019, respectively. RSG will continue to provide RSILP with such services upon substantially the same terms and cost following the consummation of the Business Combination pursuant to the Services Agreement. See “— Agreements Entered Into In Connection With the Business Combination — Services Agreement”.

Mr. Carlin is the current chief executive officer of RSG and has historically been compensated with a base salary from RSG.

Collectively, RSILP had $3.4 million and $2.7 million payable to RSG as of December 31, 2020 and 2019, respectively, and recorded as due to affiliates within the applicable balance sheets.

RSG also previously owned the “Rush Street” and “Rush Rewards” trademarks used by RSILP. Pursuant to the Business Combination Agreement, these trademarks and several other trademarks and domain names that we use in connection with our business were transferred and assigned to us by RSG and its affiliates, as applicable, and we granted to RSG and its affiliates a perpetual, royalty-free license to use certain of these trademarks and domain names in certain fields of use. This license is either exclusive or non-exclusive based on the field of use and the particular trademark or domain name.

Rivers IP Holdings, LLC

Rivers IP owns the rights to the “rushstreetinteractive.com” domain name, which were assigned to us by Rivers IP in connection with the Business Combination, and, as further described below, certain other intellectual property used by RSILP. In connection with the Business Combination, we, together with Rivers IP and RSG, entered into an amended and restated license agreement. This amended and restated agreement provides RSILP with a license to utilize the “Rivers,” “betrivers,” “betrivers.com” trademarks and domain names under certain prescribed terms. Under the terms of this amended and restated agreement, in jurisdictions in which an RSG affiliate operates a “Rivers” branded casino and RSILP provide retail and/or online sports wagering services or online gaming services, RSILP receives a sublicense from the applicable “Rivers” branded casinos to utilize such trademarks and domain names in connection with RSILP’s operation of retail and online sports betting and online gaming under the casinos’ regulatory licenses. We amended RSILP’s agreement with Rivers IP to better reflect the parties’ intent and current licensing practices.

Affiliated Land-Based Casinos

Neil Bluhm and Greg Carlin are owners and officers of certain land-based casinos. RSILP has entered into certain agreements with these affiliated land-based casinos, as further described below, that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.

Generally, RSILP pays a royalty fee to the land-based casino (calculated as a percentage of RSILP’s revenue less reimbursable costs as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties paid to affiliated casinos were $135.5 million and $6.9 million for the years ended December 31, 2020 and December 31, 2019, which were net of any consideration received from the affiliated casino for reimbursable costs. Net royalties paid are recorded as costs of revenue in the applicable consolidated statements of operations and comprehensive loss. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for our customers. Accordingly, at any point in time, RSILP will record a receivable from the affiliate, representing our total gaming revenue (with our customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $28.8 million and $3.1 million as of December 31, 2020 and 2019, respectively.

In addition, RSILP provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos was $1.0 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

RSILP has a social gaming platform, providing customers with free-to-play games that use virtual credits that can be earned or purchased. Certain social gaming offerings are marketed under the affiliated land-based casino’s brands and therefore require RSILP to pay royalties to the affiliated land-based casino, which are recorded as Costs of revenue in the consolidated statements of operations and comprehensive loss. Social gaming royalties paid to affiliated land-based casinos were $1.0 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Specifically, RSILP has entered into the following agreements with affiliated land-based casinos:

Sugar House HSP Gaming, LP d/b/a Rivers Philadelphia

RSILP has entered into four agreements with Sugar House related to retail and online sports wagering and online gaming operations: (a) the Retail Sports Book Agreement, dated as of December 11, 2018, by and between Rush Street Interactive PA, LLC and Sugar House (the “Sugar House RSBA”), (b) the Online Sports Wagering Operations and License Agreement, dated as of May 28, 2019, by and between RSILP and Sugar House, as amended by Amend No. 1, dated as of June 26, 2019 (as further amended, the “Sugar House OSWOLA”), (c) the Online Interactive Gaming Operations and License Agreement, dated as of July, 2019, by and between Rush Street Interactive PA, LLC, RSILP and Sugar House (as further amended, the “Sugar House OIGOLA”) and (d) the Software and Services Agreement, dated as of July 10, 2015, by and between RSILP and Sugar House (the “Sugar House SSA”). Sugar House launched its (i) Casino4Fun social gaming offerings on July 10, 2015, (ii) retail sports betting offerings on December 13, 2018; (iii) online sports betting offerings on May 31, 2019; and (iv) online gaming offerings under the “Play Sugar House” skin on June 19, 2019 and under the “BetRivers” skin on January 30, 2020.

Pursuant to the Sugar House RSBA, RSILP provides support services for retail sports wagering offered at the Rivers Philadelphia casino. Pursuant to the Sugar House OSWOLA and OIGOLA, respectively, RSILP operates the online sports wagering and online gaming site in Pennsylvania. RSI has a license to utilize (i) the “Rivers” and “betrivers” marks pursuant to the arrangements described under “— Rivers IP Holdings, LLC”, above, and (ii)  the “Sugar House” mark pursuant to a license agreement between Sugar House and RSI. On December 10, 2020, RSILP and Sugar House amended the Sugar House OIGOLA and OSWOLA, and agreed to reduce the royalty expense owed by RSILP by $9.0 million with respect to the period of July through September 2020. This amendment is, by its terms, one time in nature.

Pursuant to the Sugar House SSA, RSILP provides software and services to support the Casino4Fun Casino, which is a customer-branded social gaming casino site and does not involve any real money wagering, but customers can deposit money to be redeemed for credits to be used on the site.

Holdings Acquisition Co, LP d/b/a Rivers Casino (“Rivers Pittsburgh”)

RSILP has three agreements with Rivers Pittsburgh: (a) the Retail Sports Book Agreement, dated as of December 11, 2018, by and between Rush Street Interactive PA, LLC and Rivers Pittsburgh, as amended by Amendment No. 1, dated as of June 21, 2019 (the “Rivers Pittsburgh RSBA”), (b) the Online Sports Wagering Operations and License Agreement, dated as of June 21, 2019, by and between Rush Street Interactive PA, LLC and Rivers Pittsburgh, as amended by Amendment No. 1, dated as of June 21, 2019 (the “Rivers Pittsburgh OSWOLA”) and (c) the Software and Services Agreement, dated as of July 10, 2018, by and between RSILP and Rivers Pittsburgh (the “Rivers Pittsburgh SSA”). Rivers Pittsburgh launched its Casino4Fun social gaming offerings on July 10, 2018, its retail sports betting offerings on December 13, 2018 and its online sports betting offerings on June 25, 2019.

Pursuant to the Rivers Pittsburgh RSBA, RSILP provides support services for retail sports wagering offered at the Rivers Pittsburgh casino. Pursuant to the Rivers Pittsburgh OSWOLA, RSILP operates the online sports wagering site.

Pursuant to the Rivers Pittsburgh SSA, RSILP provides software and services to support the Casino4Fun Casino, which is a customer-branded social gaming casino site and does not involve any real money wagering, but customers can deposit money to be redeemed for credits to be used on the site.

Midwest Gaming & Entertainment, LLC d/b/a Rivers Casino (“Midwest Gaming”)

RSILP has two agreements with Midwest Gaming: (a) the Retail Sports Book Agreement, dated March 9, 2020, by and between Rush Street Interactive IL, LLC and Midwest Gaming (the “Midwest RSBA”) and (b) the Software and Services Agreement, dated as of December 12, 2017, by and between RSILP and Midwest Gaming (the “Midwest Gaming SSA”). Pursuant to the Midwest RSBA, RSILP provides support services for retail sports wagering offered at Rivers Des Plaines casino. Midwest Gaming launched its retail sports wagering offerings on March 9, 2020. Pursuant to the Midwest Gaming SSA, RSILP provides software and services to support the Casino4Fun Casino, which is a customer-branded social gaming casino site and does not involve any real money wagering, but customers can deposit money to be redeemed for credits to be used on the site. Additionally, RSILP expects to enter into an agreement with Midwest Gaming to provide Midwest Gaming with software and services for its online sports wagering and online gaming sites (the “Midwest Online Agreement”). The Midwest RSBA currently is in effect until the earlier of (i) June 7, 2020 (subject to an unlimited number of 30-day extensions of this date as agreed by RSILP and Midwest Gaming) and (ii) the execution of the Midwest Online Agreement. The Midwest RBSA is currently in effect and RSILP expects it to remain in effect. RSILP intends to enter into an amendment of the Midwest RSBA with Midwest Gaming to make the Midwest RSBA co-terminus with the Midwest Online Agreement.

Capital Region Gaming, LLC d/b/a Rivers Casino & Resort (“Rivers Schenectady”)

RSILP has two agreements with Rivers Schenectady: (a) the Retail Sports Book Agreement, dated July 16, 2019, by and between Rush Street Interactive NY, LLC and Rivers Schenectady (the “Rivers Schenectady RSBA”) and (b) the Software and Services Agreement, dated as of December 15, 2016, by and between RSILP and Rivers Schenectady (the “Rivers Schenectady SSA”). Rivers Schenectady launched its Casino4Fun social gaming offerings on December 15, 2016 and its retail sports betting offerings on July 16, 2019.

Pursuant to the Rivers Schenectady RSBA, RSILP provided support services for retail sports wagering offered at the Rivers Schenectady casino. The Rivers Schenectady RSBA has been replaced by the Rivers Schenectady SWIGLA (as defined in the immediately below paragraph). On October 6, 2020, RSILP entered into a Sports Wagering and Interactive Gaming License Agreement with Rivers Schenectady (the “Schenectady SWIGLA”). Pursuant to the Schenectady SWIGLA, RSILP provides support services for Rivers Schenectady’s retail sports wagering operations for a term of twenty years. Additionally, pursuant to the Schenectady SWIGLA, Rivers Schenectady provides RSILP with the right to operate online sports wagering and, if permitted under applicable law, interactive gaming operations in the state of New York under Rivers Schenectady’s regulatory licenses.

Pursuant to the Rivers Schenectady SSA, RSILP provides software and services to support the Casino4Fun Casino, which is a customer-branded social gaming casino site and does not involve any real money wagering, but customers can deposit money to be redeemed for credits to be used on the site.

Portsmouth Gaming Holdings, LLC d/b/a Rivers Casino Portsmouth (“Rivers Portsmouth”)

On October 6, 2020, RSILP entered into a Sports Betting and Interactive Gaming License Agreement with Rivers Portsmouth (the “Portsmouth SBIGLA”). Pursuant to the Portsmouth SBIGLA, RSILP will provide support services for Rivers Portsmouth’s retail sports betting operations for a term of twenty years. Additionally, pursuant to the Portsmouth SBIGLA, Rivers Portsmouth provides RSILP the right to operate, and RSILP currently operates, online sports betting and, if permitted under applicable law, interactive gaming operations in the Commonwealth of Virginia under Rivers Portsmouth’s regulatory licenses.

LAMB Partners, LLC and LAMB Capital Advisors, LLC (collectively, “LAMB”)

From RSILP’s inception until May 2020, RSILP’s Chicago corporate office was located in an office space leased by LAMB. Per an arrangement with LAMB, RSILP reimbursed a prorated amount of LAMB’s monthly rent payments based on the percentage of the total square footage used by RSILP. Costs incurred related to these rent payments were $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

LAMB, as an affiliate of RSG, also provides operational support to RSILP, primarily legal, government relations, communications and financial services pursuant to the arrangement described above under “Affiliate Transactions.” Under the arrangement between LAMB and RSILP, RSILP reimburses LAMB for a portion of the salary, bonus, benefits and overhead cost for LAMB employees that provide services to RSILP. The portion is generally calculated on the basis of the percentage of time spent by LAMB employees on RSILP’s matters as compared to other matters unrelated to RSILP. The reimbursement is calculated on the basis of 150% of an employee’s salary, bonus and benefits costs. RSILP also reimburses LAMB, with no markup, for other direct costs incurred by LAMB attributable to RSILP. For the years ended December 31, 2020 and 2019, $0.3 and $0.2 million, respectively, was incurred related to these support services and cost reimbursement amounts and recorded in the accompanying income statements as general and administrative expense. LAMB continues to provide RSILP with such services upon substantially the same terms and cost following the consummation of the Business Combination pursuant to the Services Agreement. See “— Agreements Entered Into In Connection With the Business Combination — Services Agreement”. $0.3 and $0.2 million was payable to LAMB as of December 31, 2020 and 2019, respectively, and recorded as due to affiliates within the relevant balance sheets.

Controlled Company Status

Following the Business Combination, the Sellers control a majority of the voting power of our outstanding Common Stock. Consequently, we will be a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including that:

•	a majority of our Board consist of independent directors;
•	we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently use one or more of these exemptions. While we currently have a majority of independent directors on our Board, our Compensation Committee of the Board (the “Compensation Committee”) and our Nominating and Corporate Governance Committee of the Board do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all the NYSE’s corporate governance requirements.

Director Independence

Under NYSE rules, a director will qualify as an “independent director” only if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and NYSE rules. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and NYSE rules, subject to certain exceptions for companies.

To be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the NYSE rules, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of NYSE, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board has undertaken a review of each director’s independence and considered whether each of our directors has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board determined that Judith Gold, James Gordon, Niccolo de Masi, Paul Wierbicki and Harry You are considered “independent directors” as defined under the NYSE listing requirements and rules and the applicable Exchange Act rules.

Prior to the Business Combination, the board of directors of dMY determined that each of Mmes. Darla Anderson and Francesca Luthi, and Mr. Charles E. Wert, who then served on dMY’s board of directors, qualified as independent under the applicable NYSE and SEC rules, regarding service on the board of directors generally and the audit committee, compensation committee and nominating and corporate governance committee, specifically and as applicable to such director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related, Tax and All Other Fees

The table below sets forth the aggregate fees billed by WithumSmith+Brown, PC (“Withum”) in 2019 and 2020.

	2020	2019

Audit Fees(1)	$739,995	$49,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$739,995	$49,500

Audit fees for the fiscal year ended December 31, 2019 consist of fees for audit services in connection with dMY’s initial public offering, including comfort letters, consents and review of documents filed with the SEC and other offering documents. Audit fees for the fiscal year ended December 31, 2020 consist of fees for audit services related to the audit of RSI’s annual consolidated financial statements for the year ended December 31, 2020 of approximately $250,000, the review of dMY’s quarterly consolidated financial statements of approximately $105,000, the audits of RSILP’s annual consolidated financial statements for the years ended December 31, 2018 and 2019 of approximately $285,000, services performed in connection with dMY’s and RSI’s securities offerings, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents of approximately $77,000 and related data and security fees of approximately $23,000.

Pre-Approval Policies and Procedures

The formal written charter for our Audit Committee requires that the Audit Committee pre-approve all audit and permitted non-audit and tax services to be provided to us by our independent auditor, and establish policies and procedures for the Audit Committee’s pre-approval of permitted services in compliance with applicable SEC rules and review such pre-approval policies at least quarterly.

On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered public accounting firm without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Any subcommittee of the Audit Committee to which the Audit Committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the Audit Committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the Audit Committee requires pre-approval for such additional services or such additional amounts.

Prior to the Business Combination, all the services listed in the table above provided by Withum were approved by dMY in accordance with its policies then in effect. Following the Business Combination, all of the services listed in the table above provided by Withum were approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this amendment
(1) Consolidated Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedules: None.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b) Exhibits. The following exhibits are being filed or furnished, as applicable, herewith:

Exhibit Index

Exhibit Number	Description
2.1	Amended and Restated Business Combination Agreement, dated as of October 9, 2020, by and among the Company, RSILP, the Sellers, Sponsor and Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
2.2	Amendment to Amended and Restated Business Combination Agreement, dated as of December 4, 2020, by and among the Company, RSILP, the Sellers, Sponsor, LLC and Sellers’ Representative (incorporated by reference to Annex A-2 to the Company’s Preliminary Proxy Statement filed with the SEC on December 4, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).

4.1	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-236208), filed with the SEC on February 13, 2020).
4.2	Warrant Agreement, dated February 20, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the SEC on February 25, 2020).
4.3	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-236208) filed with the SEC on February 13, 2020).
4.4	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.1	Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020, by and among the Company, Special Limited Partner, RSI GP, RSILP and the Sellers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.2	Amended and Restated Limited Liability Company Agreement of RSI GP, dated as of December 29, 2020, by and between the Company and RSI GP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.3	Founder Holder Forfeiture Agreement, dated as of December 29, 2020, by and among the Founder Holders, the Company and the Seller’s Representative (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.4	Tax Receivable Agreement, dated as of December 29, 2020, by and among the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.5	Investor Rights Agreement, dated as of December 29, 2020, by and among the Company, the Sellers, the Founder Holders, and the Sellers’ Representative (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.6	Services Agreement, dated as of December 29, 2020, by and between RSILP and RSG (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.7§	Employment Agreement, dated as of December 27, 2020, by and between RSILP and Gregory A. Carlin (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.8§	Offer Letter dated November 24, 2015 by and between the RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the SEC on February 5, 2021).
10.9§	Employment Letter dated January 1, 2019 by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the SEC on February 5, 2021)
10.10	Letter Agreement, dated February 20, 2020, by and among the Company, its officers, its directors and Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.11	Amended Insider Letter, dated as of July 27, 2020, by and between the Company, Sponsor, RSILP, Sellers’ Representative and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.12	Form of Fidelity Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.13	Form of Other Subscription Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.14	Investment Management Trust Agreement, dated February 20, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.15	Registration Rights Agreement, dated February 20, 2020, by and among the Company, Sponsor and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.16	Private Placement Warrants Purchase Agreement, dated February 20, 2020, by and among the Company and Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.17	Administrative Services Agreement, dated February 20, 2020, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.18§	Rush Street Interactive Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).

10.19§	Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.20§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.21§	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.22§	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.23§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.24	Form of Put-Call Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.26§	Offer Letter Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.27§	Confidentiality and Restrictive Covenant Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.28	Recapitalization Agreement, dated as of July 27, 2020, by and among the Sellers, RSILP and Sellers’ Representative (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
14.1	Rush Street Interactive Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
23.1	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
24.1	Powers of Attorney (incorporated by reference to the signature page of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.3*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
101.PRE	Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

 *         Filed herewith.

§         A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

RUSH STREET INTERACTIVE, INC.

By:	/s/ Greg Carlin
Greg Carlin
Chief Executive Officer