Form 10-K/A
period 2020-12-31
Rush Street Interactive, Inc.
filed 2021-05-07
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of May 5, 2021, there were 58,911,668 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 160,000,000 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.

 EXPLANATORY NOTE

Unless the context requires otherwise, references throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to the “Company,” “Rush Street Interactive,” “RSI,” “we,” “our,” “us” and similar terms used herein refer collectively to Rush Street Interactive, Inc., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination (as defined below), other than certain historical information which refers to the business of Rush Street Interactive, LP prior to the consummation of the Business Combination.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Rush Street Interactive, Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (‘SEC”) on March 25, 2021 (the “Original Filing”) and as amended by the Amendment No. 1 to the Original Filing, as filed with the SEC on April 30, 2021 (“Amendment No. 1” and together with the Original Filing and Amendment No. 2, the “Amended Annual Report”). This Amended Annual Report restates the Company’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. See Note 3, “Restatement of Consolidated Financial Statements,” to our audited consolidated financial statements included elsewhere in this Amended Annual Report for additional information. The impact of such restatement is included herein.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

Since their issuance, our publicly issued and privately placed warrants to purchase Class A common stock of the Company (collectively, the “Warrants”), which were initially issued by dMY Technology Group, Inc. (“dMY”) and assumed by the Company with the consummation of the transactions contemplated by the Business Combination Agreement dated as of July 27, 2020 (as amended and restated on October 9, 2020, as further amended on December 4, 2020), were accounted for as equity within our balance sheet. The Company initially evaluated the accounting for its Warrants and believed its positions to be appropriate at that time, and while the terms of the Warrants as described in the warrant agreement governing the Warrants have not changed, as a result of the SEC Staff Statement, the Company has determined to classify its warrants as liabilities and will subsequently measure them at fair value through earnings pursuant to Accounting Standards Codification 815-40, Derivative and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”).

Therefore, the Company, in consultation with its Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”), concluded that its previously issued audited consolidated financial statements for the year ended December 31, 2020 (the “Affected Period”) should be restated because of a misapplication of the guidance pertaining to the accounting for our then-outstanding Warrants and should no longer be relied upon.

We are filing this Amendment No. 2 to amend and restate certain of the Company’s Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and the Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing.

To give effect to the change in accounting for the Warrants disclosed in the Original Filing, we are filing this Amendment No. 2 to amend and restate certain information and financial detail included in the Company’s Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8, and information relating to Controls and Procedures described in Item 9A.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to our audited consolidated financial statements in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account (as applicable), operating expenses or total cash flows from operations for the Affected Period. Additionally, the historical quarterly dMY financial statements were not restated to reflect this change in accounting, as we believe that information is no longer relevant to investors.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report (as amended by Amendment No. 1), amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2 under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Cautionary Note Regarding Forward-Looking Statements

This Amended Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

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

General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs. As part of the certain agreements with key executives, share-based awards in the form of profit interests were granted. Share-based compensation expense consists of the expenses related to the vesting of these awards in addition to the remeasurement of liability-classified awards. See Note 10 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment over the useful lives as well as amortization of market access licenses and gaming jurisdictional licenses over the useful lives. See Notes 2, 5 and 6 to our audited consolidated financial statements, included elsewhere in this Annual Report.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our initial public offering in February 2020 and the closing of the Business Combination in December 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, non-controlling interests and related financial disclosures for the Affected Period.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our disclosure controls and procedures. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our February 2020 initial public offering and the closing of the Business Combination in December 2020, see “Note 3—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate disclosure controls and procedures or internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Our Warrants are being accounted for as derivative warrant liabilities and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.

Under U.S. GAAP, we are required to evaluate the Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Warrants contain provisions requiring liability classification. Therefore, as described in our financial statements included in Part II, Item 8, of this Form 10-K/A, we are accounting for the Warrants as warrant liabilities and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

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

In May 2018, the U.S. Supreme Court struck down as unconstitutional PASPA. This decision effectively lifted federal restrictions on sports betting, thus allowing states to determine by themselves the legality of sports betting. Since the repeal of PASPA, numerous states (plus Washington D.C.) have legalized online sports betting. To the extent new real-money online casino or retail or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, financial condition, results of operations and prospects. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our offerings. This is a time- consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.

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

Sales of a substantial number of shares of our Class A Common Stock or our warrants in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. As of the date hereof, the Controlling Holders own approximately 66.0% of the outstanding shares of our common stock (primarily comprised of Class V Voting Stock, but they have the ability to convert their RSILP Units for shares of Class A Common Stock on a one-for-one basis, with the corresponding number of shares of Class V Voting Stock being surrendered and cancelled) and the Sponsor, together with the former executives of dMY, beneficially own approximately 3.2% of the outstanding shares of our common stock (after giving effect to the exercise of any warrants held by Sponsor and the former executives that could become exercisable within 60 days of the date hereof). While the Controlling Holders, Sponsor and the former executives have agreed to be subject to certain restrictions regarding the transfer of the Class A Common Stock, these shares may be sold after the expiration of the applicable lock-up restrictions. We have filed a registration statement, and may in the future file one or more additional registration statements, to provide for the resale of such securities from time to time. As restrictions on resale end and the registration statements are available for use, the market price of the securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K/A and Note 10 to our audited consolidated financial statements, included elsewhere in this Annual Report, for additional information required.

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

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 3, “Restatement of Consolidated Financial Statements,” to our audited consolidated financial statements included elsewhere in this Amended Annual Report. The historical quarterly dMY financial statements were not restated to reflect this change in accounting, as we believe that information is no longer relevant to investors.

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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest U.S. GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2020	2019
	(Restated)
Net loss	$(131,645)	$(22,450)

Depreciation and amortization	2,082	1,139
Interest expense, net	135	123
Income tax expense	2,919	-
One-time payment from Affiliated casino	(9,000)	-
Change in fair value of earnout interests liability	2,338	-
Change in fair value of warrant liabilities	(7,166)	-
Share-based compensation	144,733	13,407
Adjusted EBITDA	$4,396	$(7,781)

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

General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs. As part of the certain agreements with key executives, share-based awards in the form of profit interest were granted. Share-based compensation expense consists of the expenses related to the vesting of these awards in addition to the remeasurement of liability-classified awards. See Note 10 to our audited consolidated financial statements, included elsewhere in this Annual Report.

Depreciation and Amortization. Depreciation and amortization expense consist of depreciation on our property and equipment over the useful lives as well as amortization of market access licenses and gaming jurisdictional licenses over the useful lives. See Notes 2, 5 and 6 to our audited consolidated financial statements, included elsewhere in this Annual Report.

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

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Change
($ in thousands)	2020	2019	$	%
	(Restated)
Revenue	$278,500	$63,667	$214,833	337%
Costs of revenue	190,873	32,893	157,980	480%
Advertising and promotions	56,517	28,313	28,204	100%
General administration and other	162,447	23,649	138,798	587%
Depreciation and amortization	2,082	1,139	943	83%
Loss from operations	(133,419)	(22,327)	(111,092)	498%
Interest expense, net	(135)	(123)	(12)	10%
Change in fair value of earnout interests liability	(2,338)	-	(2,338)	100%
Change in fair value of warrant liabilities	7,166	-	7,166	100%
Loss before income taxes	(128,726)	(22,450)	(106,276)	473%
Income tax expense	2,919	-	2,919	100%
Net loss	$(131,645)	$(22,450)	$(109,195)	486%

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

Change in fair value of warrant liabilities. As a result of the restatement described in Note 3 to our audited consolidated financial statements, included elsewhere in this Annual Report, we classify the Warrants issued in connection with our February 2020 IPO and the closing of the Business Combination as derivative liabilities with subsequent changes in their respective fair values recognized in our consolidated statement of operations and comprehensive income (loss). Change in fair value of warrant liabilities was $7.2 million in 2020 and zero in 2019. The change in fair value of warrant liabilities was due to the increase in the estimated fair value of the Warrants, offset by warrant issuance costs. Subsequent to the Business Combination, we had 11,500,000 Public Warrants, 6,600,000 Private Placement Warrants and 75,000 Working Capital Warrants outstanding as of December 31, 2020.

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

We had a working capital deficit as of December 31, 2020 due to the earnout interest liability, which was $351.0 million at December 31, 2020. The earnout interest liability pertains to certain shares and units held by directors of dMY and the Sellers that were subject to restrictions pending the achievement of certain earnout targets. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions. See Note 18 to our audited consolidated financial statements, included elsewhere in this Annual Report. Although recorded as a current liability at December 31, 2020, the occurrence of a triggering event would result in the issuance of additional Class A Common Stock and RSILP Units and would not result in any cash settlement. That is, the earnout interest liability should not be included in any future cash flow assumptions and will not affect our liquidity assessment as of December 31, 2020.

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
	(Restated)
Net cash provided by (used in) operating activities	$16,179	$(2,459)	$(5,138)
Net cash used in investing activities	(6,243)	(5,770)	(644)
Net cash provided by financing activities	241,071	15,545	8,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	515	(6)	(147)
Net change in cash, cash equivalents and restricted cash	$251,522	$7,310	$2,071

Operating activities. Net cash provided by operating activities was $16.2 million for the year ended December 31, 2020 as compared to $2.5 million used in operating activities for the year ended December 31, 2019. The increase reflects a higher period-over-period net loss totaling $109.2 million, which was more than offset by higher non-cash expenses totaling $127.6 million and improvement in working capital of $0.2 million. The increase in non-cash expenses totaling $127.6 million was driven primarily by an increase in share-based compensation expense of $131.3 million and the change in fair value of earnout interests liability of $2.3 million, partially offset by the change in fair value of warrant liabilities of $7.2 million.

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

Share-based Compensation

Our historical and outstanding share-based compensation awards, including the issuances of equity awards and liability awards, are described in Note 10 to our audited consolidated financial statements, included elsewhere in this Annual Report. Share-based compensation expense recognized for the years ended December 31, 2020 and 2019 relates entirely to partnership interests in RSILP that were issued before the Business Combination. As of December 31, 2020, there were no share-based compensation awards granted by the Company subsequent to the Business Combination.

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

In contemplation of the Business Combination, the RSILP common units that existed prior to the Business Combination, including the profits interests described above, were converted into Class A Common Units of RSILP on December 29, 2020. See Note 4 to our audited consolidated financial statements, included elsewhere in this Annual Report.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. Financial liabilities subject to fair value measurements on a recurring basis include the Earnout Interests Liability and Warrant Liabilities.

Earnout Interests Liabilities

The earnout interests, as described in Note 4 to our audited consolidated financial statements, included elsewhere in this Annual Report, are subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets. The earnout targets include (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the year ended December 31, 2021, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, is dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must be equal to or exceed the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would result in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions.

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

Warrant Liabilities

As described in Note 8 to our audited consolidated financial statements, included elsewhere in this Annual Report, we evaluated the Public Warrants, Private Placement Warrants and Working Capital Warrants under ASC 815-40, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and we do not control the occurrence of such an event, we concluded that the Public Warrants, Private Placement Warrants and Working Capital Warrants do not meet the conditions to be classified in equity. Because the Public Warrants, Private Placement Warrants and Working Capital Warrants meet the definition of a derivative under ASC 815-40, we recorded these warrants as liabilities on our consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in our consolidated statement of operations and comprehensive income (loss).

We determined the fair value of our Public Warrants based on the publicly listed trading price of such warrants on the valuation date. We determined the fair value of the Private Placement Warrants and Working Capital Warrants using Level 3 inputs within a Black-Scholes model. The Private Placement Warrants and Working Capital Warrants were valued as of December 29, 2020 (i.e., the Business Combination closing date) and December 31, 2020. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or are our direct competitors. Volatility for each comparable is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Placement Warrants and Working Capital Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the date the Business Combination closed, or December 29, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due solely to a material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted below, there has been no change in the Company’s internal control over financial reporting as of December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10K/A had not yet been identified.

Subsequent to the date we approved and issued our audited financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our initial public offering in February 2020 and the closing of the Business Combination in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our Warrant liabilities, change in fair value of Warrant liabilities, additional paid-in capital, accumulated deficit, noncontrolling interests and related financial disclosures for the Affected Period. To respond to this material weakness, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

See pages 69 and 70 of this Annual Report for Neil Bluhm’s and Greg Carlin’s biographies, respectively.

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

Key Features of our Executive Compensation Program

WHAT WE DO	✓	Align executive compensation with stockholders’ return through long-term incentives
	✓	Provide performance-based compensation for executives
	✓	Balance short and long-term incentive awards to discourage short-term risk-taking at the expense of long-term results
	✓	Retain an independent compensation consultant
	✓	Require a “double-trigger” for change-in-control payments
	✓	Strong non-compete, non-solicit and other restrictive covenants with our NEOs
	✓	Implemented a comprehensive clawback policy
WHAT WE DON’T DO	✗	Incentive recipients to take excessive risk or focus primarily on short-term performance
	✗	Guarantee annual bonuses
	✗	Allow repricing of stock options
	✗	Offer tax “gross-ups” of annual compensation
	✗	No dividend equivalents on outstanding options, or unvested RSUs or PSUs
	✗	No excessive perquisites
	✗	Provide excise tax “gross-ups” upon termination with a change-in-control
	✗	No hedging or short sales of shares and no transactions involving derivative securities relating to shares without prior approval from the CFO

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

For 2021, the executive compensation program for our executive officers, including our NEOs, consists of base salary, short-term cash incentives and long-term equity incentives. Each component of the executive compensation program is described below:

•	Base Salary — Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.
•	Annual Cash Bonus — we grant annual cash bonuses under the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (as amended, the “Equity Incentive Plan”) as a short-term incentive for our executive officers, including our NEOs. These annual cash bonuses are payable upon the achievement of certain pre-established goals or performance metrics. Annual cash bonuses are paid to incentivize the achievement of qualitative and quantitative performance metrics, with the target amount of an annual cash bonus (if any) pre-determined by the Board, and the amount earned (if any), as determined by the Board is typically paid in December of the applicable performance year or, for certain executives, the first half of the following year.
•	Long-Term Equity Incentives — we grant long-term incentive awards under our Equity Incentive Plan. These long-term equity grants are issued annually and are earned either upon the achievement of certain pre-established goals or performance metrics or upon the passage of time. Long-term equity awards are paid to incentivize the achievement of long-term qualitative and quantitative performance metrics, with the amount of the equity-based awards determined by the Board. These equity-based awards are primarily comprised of performance stock units (generally with a three-year performance period), restricted stock units vesting ratably over a three-year term and stock options vesting ratably over a three-year term.

Summary Compensation Table

Name and Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total
Greg Carlin	2020	$—	$—	$1,692,065	$—	$1,692,065
Chief Executive Officer	2019	$—	$—	$6,064,975	$—	$6,064,975

Richard Schwartz	2020	$377,000	$188,500	$1,424,012	$3,480	$1,992,992
President	2019	$377,000	$169,250	$4,574,474	$3,397	$5,124,121

Mattias Stetz	2020	$300,000	$150,000	$569,604	$8,884	$1,028,488
Chief Operating Officer	2019	$300,000	$150,000	$1,829,790	$6,923	$2,286,713

(1)	Reflects payments to the NEOs in accordance with the Company’s discretionary annual cash bonus program.
(2)	The amounts in this column represent the aggregate grant-date fair value of profits interests awards granted to each NEO, computed in accordance with FASB ASC Topic 718. See Note 10 to the Company’s audited consolidated financial statements included in our Original 10-K for a discussion of all assumptions made by us in determining the grant-date fair value of these awards.
(3)	The amounts in this column represent Company matching contributions under the Company’s 401(k) plan.

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

RSG also previously owned the “Rush Street” and “Rush Rewards” trademarks used by RSILP. Pursuant to the Business Combination Agreement, these trademarks and several other trademarks and domain names that we use in connection with our business were transferred and assigned to us by RSG and its affiliates, as applicable, and we granted to RSG and its affiliates a perpetual, royalty- free license to use certain of these trademarks and domain names in certain fields of use. This license is either exclusive or non-exclusive based on the field of use and the particular trademark or domain name.

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

Generally, RSILP pays a royalty fee to the land-based casino (calculated as a percentage of RSILP’s revenue less reimbursable costs as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties paid to affiliated casinos were $135.5 million and $6.9 million for the years ended December 31, 2020 and December 31, 2019, which were net of any consideration received from the affiliated casino for reimbursable costs. Net royalties paid are recorded as costs of revenue in the applicable consolidated statements of operations and comprehensive income (loss). In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for our customers. Accordingly, at any point in time, RSILP will record a receivable from the affiliate, representing our total gaming revenue (with our customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $28.8 million and $3.1 million as of December 31, 2020 and 2019, respectively.

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

RSILP has a social gaming platform, providing customers with free-to-play games that use virtual credits that can be earned or purchased. Certain social gaming offerings are marketed under the affiliated land-based casino’s brands and therefore require RSILP to pay royalties to the affiliated land-based casino, which are recorded as Costs of revenue in the consolidated statements of operations and comprehensive income (loss). Social gaming royalties paid to affiliated land-based casinos were $1.0 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

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

LAMB, as an affiliate of RSG, also provides operational support to RSILP, primarily legal, government relations, communications and financial services pursuant to the arrangement described above under “Affiliate Transactions.” Under the arrangement between LAMB and RSILP, RSILP reimburses LAMB for a portion of the salary, bonus, benefits and overhead cost for LAMB employees that provide services to RSILP. The portion is generally calculated on the basis of the percentage of time spent by LAMB employees on RSILP’s matters as compared to other matters unrelated to RSILP. The reimbursement is calculated on the basis of 150% of an employee’s salary, bonus and benefits costs. RSILP also reimburses LAMB, with no markup, for other direct costs incurred by LAMB attributable to RSILP. For the years ended December 31, 2020 and 2019, $0.3 and $0.2 million, respectively, was incurred related to these support services and cost reimbursement amounts and recorded in the accompanying income statements as general and administrative expense. LAMB continues to provide RSILP with such services upon substantially the same terms following the consummation of the Business Combination pursuant to the Services Agreement. See “— Agreements Entered Into In Connection With the Business Combination — Services Agreement”. $0.3 and $0.2 million was payable to LAMB as of December 31, 2020 and 2019, respectively, and recorded as due to affiliates within the relevant balance sheets.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related, Tax and All Other Fees

The table below sets forth the aggregate fees billed by WithumSmith+Brown, PC (“Withum”) in 2019 and 2020.

	2020	2019
Audit Fees(1)	$739,995	$49,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$739,995	$49,500

(1)	Audit fees for the fiscal year ended December 31, 2019 consist of fees for audit services in connection with dMY’s initial public offering, including comfort letters, consents and review of documents filed with the SEC and other offering documents. Audit fees for the fiscal year ended December 31, 2020 consist of fees for audit services related to the audit of RSI’s annual consolidated financial statements for the year ended December 31, 2020 of approximately $250,000, the review of dMY’s quarterly consolidated financial statements of approximately $105,000, the audits of RSILP’s annual consolidated financial statements for the years ended December 31, 2018 and 2019 of approximately $285,000, services performed in connection with dMY’s and RSI’s securities offerings, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents of approximately $77,000 and related data and security fees of approximately $23,000.

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
Exhibit Index	86

 REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rush Street Interactive, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Street Interactive, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey
May 7, 2021

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share amounts)

	December 31,
	2020	2019
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$255,622	$6,905
Restricted cash	6,443	3,638
Players receivables	779	1,851
Due from affiliates	28,764	3,135
Prepaid expenses and other current assets	2,871	1,673
Total current assets	294,479	17,202

License fees, net	9,750	6,957
Property and equipment, net	2,016	581
Operating lease right-of-use asset, net	1,100	-
Other assets	1,215	753
Total assets	$308,560	$25,493

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$11,994	$707
Accrued expenses and other current liabilities	25,995	9,670
Players liabilities	7,779	5,346
Share-based liability	-	7,342
Deferred royalty, short-term	195	159
Operating lease liabilities, short-term	226	-
Due to affiliates	3,751	2,858
Earnout interests liability	351,048	-
Total current liabilities	400,988	26,082

Deferred royalty, long-term	3,813	2,779
Operating lease liabilities, long-term	979	-
Warrant liabilities	170,109	-
Total liabilities	575,889	28,861

Commitments and contingencies

Stockholders’ deficit
Class A common stock, $0.0001 par value, 750,000,000 and 0 shares authorized as of December 31, 2020 and 2019, respectively; 44,792,517 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	-
Class V common stock, $0.0001 par value, 200,000,000 and 0 shares authorized as of December 31, 2020 and 2019, respectively; 160,000,000 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	16	-
Additional paid-in capital	(18,402)	-
Accumulated other comprehensive income	93	-
Accumulated deficit	(43,490)	-
Total stockholders’ deficit attributed to Rush Street Interactive, Inc.	(61,779)	-

Non-controlling interests	(205,550)	-
Members’ deficit	-	(3,368)
Total deficit	(267,329)	(3,368)
Total liabilities and deficit	$308,560	$25,493

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands except for share and per share amounts)

	December 31,
	2020	2019
	(Restated)
Revenue	$278,500	$63,667

Operating costs and expenses
Costs of revenue	190,873	32,893
Advertising and promotions	56,517	28,313
General administration and other	162,447	23,649
Depreciation and amortization	2,082	1,139
Total operating costs and expenses	411,919	85,994
Loss from operations	(133,419)	(22,327)

Other income (expenses)
Interest expense, net	(135)	(123)
Change in fair value of warrant liabilities	7,166	-
Change in fair value of earnout interests liability	(2,338)	-
Total other income (expenses)	4,693	(123)
Loss before income taxes	(128,726)	(22,450)

Income tax expense	2,919	-
Net loss	$(131,645)	$(22,450)

Net loss attributable to non-controlling interests	(132,726)	-
Net income (loss) attributable to Rush Street Interactive, Inc.	$1,081	$(22,450)

Net income per common share attributable to Rush Street Interactive, Inc. – basic	$0.02	N/A
Weighted average common shares outstanding – basic	43,579,704	N/A

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.01)	N/A
Weighted average common shares outstanding – diluted	52,242,606	N/A

	December 31,
	2020	2019
Net loss	$(131,645)	$(22,450)

Other comprehensive income (loss)
Foreign currency translation adjustment	524	10
Comprehensive loss	$(131,121)	$(22,440)

Comprehensive loss attributable to non-controlling interests	(132,202)	-
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$1,081	$(22,440)

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

						Accumulated
					Additional	Other		Total	Non-
	Class A Common Stock		Class V Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Members’	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interests	Deficit	Deficit
Balance at December 31, 2018 (1)	-	$-	-	$-	$-	$-	$-	$-	$-	$(2,539)	$(2,539)
Members’ contribution	-	-	-	-	-	-	-	-	-	15,545	15,545
Share-based compensation	-	-	-	-	-	-	-	-	-	6,066	6,066
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	-	-	-	-	(22,450)	(22,450)
Balance at December 31, 2019	-	$-	-	$-	$-	$-	$-	$-	$-	$(3,368)	$(3,368)
Members’ contribution	-	-	-	-	-	-	-	-	-	6,500	6,500
Share-based compensation	-	-	-	-	-	-	-	-	-	1,692	1,692
Distribution to members	-	-	-	-	-	-	-	-	-	(5,192)	(5,192)
Settlement of share-based liability in exchange for RSILP Units	-	-	-	-	-	-	-	-	-	150,382	150,382
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	524	524
Proceeds and shares issued in the Business Combination (Note 4)	44,792,517	4	160,000,000	16	(18,402)	93	(44,571)	(62,860)	(209,147)	(14,215)	(286,222)
Net income (loss)	-	-	-	-	-	-	1,081	1,081	3,597	(136,323)	(131,645)
Balance at December 31, 2020 (Restated)	44,792,517	$4	160,000,000	$16	$(18,402)	$93	$(43,490)	$(61,779)	$(205,550)	$-	$(267,329)

(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 4 for further information.

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	December 31,
	2020	2019
	(Restated)
Cash flows from operating activities
Net loss	$(131,645)	$(22,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	144,733	13,407
Depreciation expense	490	100
Amortization of license fee	1,592	1,039
Noncash lease expense	205	-
Change in fair value of earnout interests liability	2,338	-
Change in fair value of warrant liabilities	(7,166)	-
Changes in assets and liabilities:
Players receivables	1,072	(1,797)
Due from affiliates	(25,629)	(2,536)
Prepaid expenses and other current assets	(1,199)	(607)
Other assets	(462)	(502)
Accounts payable	11,229	129
Accrued expenses and other current liabilities	16,325	4,458
Players liabilities	2,433	2,678
Deferred royalty	1,070	2,070
Lease liabilities	(100)	-
Due to affiliates	893	1,552
Net cash provided by (used in) operating activities	16,179	(2,459)

Cash flows from investing activities
Purchases of property and equipment	(1,872)	(430)
Acquisition of gaming licenses	(4,371)	(5,340)
Net cash used in investing activities	(6,243)	(5,770)

Cash flows from financing activities
Proceeds from related party loan	650	-
Repayments of related party loan	(650)	-
Net proceeds from the Business Combination	239,763	-
Distribution to members	(5,192)	-
Members’ capital contribution	6,500	15,545
Net cash provided by financing activities	241,071	15,545

Effect of exchange rate changes on cash, cash equivalents and restricted cash	515	(6)

Net change in cash, cash equivalents and restricted cash	251,522	7,310
Cash, cash equivalents and restricted cash, at the beginning of the period	10,543	3,233
Cash, cash equivalents and restricted cash, at the end of the period	$262,065	$10,543

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,305	$-
Increase in accounts payable for property and equipment purchases	$58	$-
Earnout interests liability recognized in the Business Combination	$348,710	$-
Warrant liabilities recognized in the Business Combination	$181,271	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$763	$-

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In connection with the closing of the Business Combination Agreement (the “Closing”), and collectively with the other transactions described in the Business Combination Agreement, (the “Business Combination”), the Company was reorganized in an umbrella partnership-C corporation (or “Up-C structure”), in which substantially all of the assets of the combined company are held by RSILP and its subsidiaries, and Rush Street Interactive, Inc.’s only assets are its equity interests in RSILP (which are held indirectly through wholly-owned subsidiaries of the Company– RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP (“RSILP Units”) and controls RSILP through RSI GP, and the Sellers, owned approximately 76.9% of the RSILP Units and control the Company through the ownership of the Class V Common Stock (as defined below). Upon consummation of the Business Combination, dMY changed its name to “Rush Street Interactive, Inc.” See Note 4 for additional discussion related to the Business Combination.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. For consolidated entities that are less than wholly-owned, the third party’s holding of an equity interest is presented as Non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of equity (deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net income (loss) attributable to non-controlling interests in the Company’s consolidated statements of operations and comprehensive income (loss). All intercompany accounts and transactions have been eliminated upon consolidation.

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

Liquidity and Capital Resources

Based on the net proceeds from the Business Combination (refer to Note 4) and the proceeds from warrant exercises resulting from the public warrant redemption (refer to Note 8) and future spend assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report. The Company experienced positive operating cash flows of $16.2 million for the year ended December 31, 2020 and negative operating cash flows of $2.5 million for the year ended December 31, 2019.

The Company has a working capital deficit as of December 31, 2020 totaling $106.5 million, mainly a result of the earnout interests liability, which was $351.0 million at December 31, 2020. The earnout interests liability pertains to certain shares and units held by directors of dMY and the Sellers that were subject to restrictions pending the achievement of certain earnout targets, which did not occur until January 2021 (refer to Notes 4 and 18). Although recorded as a current liability at December 31, 2020, the earnout interests liability was reclassed to equity upon occurrence of the triggering event in January 2021 and did not result in any cash settlement. That is, the earnout interest liability should not be included in any future cash flow assumptions as of December 31, 2020. Refer to Note 4 for additional discussion of the earnout interest liability.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; deferred revenue relating to our social gaming revenue stream; accrued expenses and other current liabilities; determination of the incremental borrowing rate to calculate operating lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; and deferred taxes and amounts associated with the Tax Receivable Agreement related to the Business Combination.

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

Due from Affiliates

Due from affiliates consists of amounts that are expected to be collected from certain affiliated land-based casino partners. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in these consolidated financial statements. See Note 14 for disclosure on related parties.

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

Deferred Royalty

The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the balance sheet at the present value of future payments discounted using a rate that reflects the duration of the agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations and comprehensive income (loss). The Company records deferred royalty liabilities as either deferred royalty, short-term or deferred royalty, long-term based on the timing of future payments.

Due to Affiliates

Due to affiliates consists of amounts owed by the Company to certain of its related parties. Amounts due to affiliates may include payment for services provided to the Company by employees of the related party or reimbursement of amounts paid by the related party on the Company’s behalf. Any royalties due to the affiliated land-based casinos are netted against Affiliate Receivables to the extent a right of offset exists. See Note 14 for disclosure on related parties.

Earnout Interests Liability

Earnout interests represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheet as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded as fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in Change in fair value of earnout interests liability in the consolidated statement of operations and comprehensive income (loss).

Warrant Liabilities

As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, consisting of one share of Class A common stock of dMY and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”)). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share. Subsequent to the Business Combination, 11,500,000 Public Warrants and 6,675,000 Private Warrants remained outstanding as of December 31, 2020.

The Private Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Warrants pursuant to ASC 815-40, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Because the Warrants meet the definition of a derivative under ASC 815-40, the Company records these Warrants as liabilities on its consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statement of operations and comprehensive income (loss).

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

See Note 11 for a disaggregation of the Company’s revenues.

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

The Company classifies unit awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date. See Note 10. Share-based payment awards which contain certain repurchase provisions were classified as liabilities in accordance with ASC 718. The Company elected to measure all liability-classified awards utilizing an option pricing method and recognizes the related expense within General administration and other expenses in the consolidated statements of operations and comprehensive income (loss).

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

See Note 12, “Income Taxes” for additional information regarding income taxes.

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

Earnings Per Share

Basic net earnings per share is computed by dividing net earnings attributable to Rush Street Interactive, Inc. for the period following the Business Combination by the weighted-average number of shares of Class A Common Stock outstanding during the same period.

Diluted net earnings per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. See Note 17 for additional information related to fair value measurement.

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

3.	Restatement of Consolidated Financial Statements

On May 7, 2021, the Company concluded that, because of a misapplication of the accounting guidance applicable to Public Warrants and Private Warrants acquired in connection with the Business Combination in December 2020, the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 should no longer be relied upon. As such, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2020.

The Public Warrants and Private Warrants subject to the misapplication of the applicable accounting guidance were originally issued as part of dMY’s initial public offering and in connection with the closing of the Business Combination.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity.

Since issuance in February 2020 and December 2020, the Company’s Public Warrants and Private Warrants, which were initially issued by dMY Technology Group, Inc. (“dMY”) and assumed by the Company with the consummation of the transactions contemplated by the Business Combination Agreement, were accounted for as equity within the Company’s previously reported balance sheet. The Company initially evaluated the accounting for its Public Warrants and Private Warrants and believed its positions to be appropriate at that time, and while the terms of the Public Warrants and Private Warrants as described in the warrant agreement governing the Warrants have not changed, as a result of the SEC Staff Statement, the Company has determined to classify its Warrants as liabilities, and will subsequently measure them at fair value through earnings pursuant to ASC 815-40.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of and for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Public Warrants and Private Warrants and should no longer be relied upon. The material terms of the Public Warrants and Private Warrants are more fully described in Note 8 –Warrant Liabilities. See revised Note 17 – Fair Value Measurement for the estimated fair value of the Public Warrants and Private Warrants and a discussion of the inputs used to estimate the fair value.

Impact of the Restatement

The impact of the restatement on the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended December 31, 2020 is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

	(In Thousands)
Warrant liabilities	$-	$170,109	$170,109
Total liabilities	405,780	170,109	575,889
Additional paid-in-capital	22,566	(40,968)	(18,402)
Accumulated deficit	(45,146)	1,656	(43,490)
Total stockholders’ deficit attributed to Rush Street Interactive, Inc.	(22,467)	(39,312)	(61,779)
Noncontrolling interests	(74,753)	(130,797)	(205,550)
Total deficit	(97,220)	(170,109)	(267,329)

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

	(In Thousands, Except Share and per Share Amounts)
Revenue	$278,500	$-	$278,500
Loss from operations	(133,419)	-	(133,419)
Change in fair value of warrant liabilities	-	7,166	7,166
Total other income (expenses)	(2,473)	7,166	4,693
Loss before income taxes	(135,892)	7,166	(128,726)
Income tax expense	2,919	-	2,919
Net loss	(138,811)	7,166	(131,645)
Net loss attributable to non-controlling interests	(138,236)	5,510	(132,726)
Net income (loss) attributable to Rush Street Interactive, Inc.	(575)	1,656	1,081

Net income (loss) per common share attributable to Rush Street Interactive, Inc. – Basic	(0.01)		0.02
Weighted-average common shares outstanding - Basic	43,579,704		43,579,704

Net loss per common share attributable to Rush Street Interactive, Inc. – Diluted	(0.01)		(0.01)
Weighted-average common shares outstanding - Diluted	43,579,704		52,242,606

Comprehensive loss	(138,287)	7,166	(131,121)
Comprehensive loss attributable to non-controlling interests	(137,712)	5,510	(132,202)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	(575)	1,656	1,081

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

	(In Thousands)
Statement of Cash Flows
Net loss	$(138,811)	$7,166	$(131,645)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities	154,990	(7,166)	147,824
Net cash provided by (used in) operating activities	16,179	-	16,179
Net cash used in investing activities	(6,243)	-	(6,243)
Net cash provided by financing activities	241,071	-	241,071
Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities recognized in the Business Combination	-	181,271	181,271

Additionally, the historical quarterly dMY financial statements were not restated to reflect this change in accounting, as we believe that information is no longer relevant to investors.

4.	Business Combination

As further discussed in Note 1, on December 29, 2020, the Company consummated the Business Combination pursuant to the Business Combination Agreement.

In connection with the consummation of the Business Combination, the following occurred:

•	The Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by RSILP and continue to operate through RSILP and its subsidiaries, and Rush Street Interactive, Inc.’s sole material assets are the equity interests of RSILP indirectly held by it.

•	The Company consummated the sale of 16,043,002 shares of Class A Common Stock for a purchase price of $10.00 per share (together, the “PIPE”) pursuant to certain subscription agreements dated as of July 27, 2020 for an aggregate price of $160.4 million.

•	The Company converted all outstanding shares of Class B common stock of the Company on a one-for-one basis and into an aggregate number of 5,750,000 shares of Class A Common Stock.

•	The Company, the Special Limited Partner, RSI GP, RSILP and the Sellers entered into the Second Amended and Restated Limited Partnership Agreement of RSILP (the “RSILP A&R LPA”), pursuant to which all Common A-1 Units, the Common A-2 Units, the Common B-1 Units and the Preferred Units of RSILP held by the Sellers were converted or exchanged into Class A Common Units of RSILP, the result of which all Sellers collectively hold a single class of RSILP Units.

•	The Company contributed approximately $239.8 million of cash to RSILP (the “Contribution Amount”), representing (a) the net amount held in the Company’s trust account following the redemption of 485 shares of Class A Common Stock originally sold in the Company’s initial public offering, less (b) $125.0 million, representing the aggregate amount of consideration paid to the Sellers in connection with their sale of 12,500,000 RSILP Units (such RSILP Units, the “Purchased RSILP Units”), plus (c) $160.4 million in aggregate proceeds from the PIPE, less (d) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement, in exchange for 32,292,517 Units (such RSI Units issued to dMY, the “Issued RSILP Units”) and certain rights under the Tax Receivable Agreement (as defined and discussed below).

•	The Sellers transferred to the Special Limited Partner the Purchased RSILP Units for cash consideration of $125.0 million.

•	The Sellers retained an aggregate of 160,000,000 RSILP Units (the “Retained RSILP Units”) (including 15,000,000 Earnout Interests (as defined below)).

•	The Company issued to RSILP 160,000,000 shares of newly issued Class V Common Stock, par value $0.0001 per share, (the “Class V Common Stock”), representing the same number of Retained RSILP Units (including 15,000,000 Earnout Interests), which shares were immediately distributed by RSILP to the Sellers.

•	Pursuant to the terms of the Business Combination Agreement: (i) 1,212,813 shares of Class A Common Stock held by the independent directors of DMY, consisting of Darla Anderson, Francesca Luthi and Charles E. Wert, together with the Sponsor (collectively, the “Founder Holders”) that formerly constituted shares of Class B common stock of the Company held by the Founder Holders, (ii) 1,212,813 Issued RSILP Units issued to the Company in connection with the Business Combination, (iii) 15,000,000 Retained RSILP Units held by the Sellers, and (iv) 15,000,000 shares of Class V Common Stock issued to the Sellers by the Company in connection with the Business Combination (collectively, the “Earnout Interests”), became subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets (as further discussed below).

•	At the Closing, the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) pursuant to which, among other things, the Sellers are entitled to payment by the Special Limited Partner of 85% of the net income tax savings realized by the Company and its consolidated subsidiaries (including the Special Limited Partner) as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated by the Business Combination Agreement and the exchange by the Sellers of their Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement (as more fully described in the Tax Receivable Agreement). The Tax Receivable Agreement will remain in effect until all such tax benefits have been utilized or expired unless the Special Limited Partner exercises its rights to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur.

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

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in equity (deficit) for the year ended December 31, 2020:

($ in thousands)	Business Combination
Cash- dMY trust and cash, net of redemptions	$230,800
Cash- PIPE financing	160,430
Less: cash consideration paid to purchased RSI units	(125,000)
Less: transaction costs and advisory fees	(26,467)
Net proceeds from the Business Combination	$239,763
Less: Initial fair value of Warrants recognized in the Business Combination	(181,271)
Less: Initial fair value of earnout interests liability recognized in the Business Combination	(348,710)
Add: Transaction costs allocated to Warrants(1)	3,996
Net adjustment to total equity from the Business Combination	$(286,222)

(1)	Transaction costs allocated to Warrants are recorded to Change in Fair Value of Warrant Liabilities in the Company’s consolidated statements of operations and comprehensive income (loss).

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	23,000,000
Less: redemption of dMY shares	(485)
Common stock of dMY	22,999,515
dMY sponsor shares (1)	5,750,000
Shares issued in PIPE financing	16,043,002
Class A shares issued in the Business Combination	44,792,517
Class V shares issued to holders of retained RSI units (2)(3)	160,000,000
Total shares of common stock issued in the Business Combination	204,792,517

(1)	Includes 1,212,813 shares of Class A Common Stock placed into escrow subject to the achievement of certain earnout targets pursuant to the Business Combination Agreement.
(2)	Includes 15,000,000 shares of Class V Common Stock placed into escrow subject to the achievement of certain earnout targets pursuant to the Business Combination Agreement.
(3)	The Class V Common Stock entitle its holder to one vote per share but not any rights to dividends or distributions. Each share of Class V Common Stock is issued to the Sellers for each Retained RSILP Unit retained by the Seller.

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

5.	Property and Equipment

Property and equipment, net consists of the following:

	Useful	December 31,
($ in thousands)	Life (Years)	2020	2019
Computer equipment and software	3-5	$3,412	$2,247
Furniture	4	329	-
Leasehold improvements	4	472	-
Construction in progress	N/A	-	40
Total property and equipment		4,213	2,287
Less: accumulated depreciation		(2,197)	(1,706)
Property and equipment, net		$2,016	$581

The Company recorded depreciation expense on property and equipment of $0.5 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

6.	License Fees, Net

The table below provides a summary of the license fees as of December 31, 2020 and 2019, respectively:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2020	8.03	$13,225	$(3,475)	$9,750
December 31, 2019	8.82	$8,854	$(1,897)	$6,957

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Accrued Expenses and Other Current Liabilities

The table below provides a summary of the accrued expenses and other current liabilities at December 31, 2020 and 2019, respectively:

	December 31,
($ in thousands)	2020	2019
Accrued compensation and related expenses	$2,821	$530
Accrued operating expenses	7,006	3,422
Accrued marketing expenses	12,093	5,396
Income tax payable	1,983	13
Other	2,092	309
Total accrued expenses and other current liabilities	$25,995	$9,670

8.	Warrant Liabilities

As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, consisting of one share of Class A common stock of dMY and one-half of one Public Warrant, at a price of $10.00 per unit. Each whole Public Warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Simultaneously with the dMY initial public offering, 6,600,000 Private Placement Warrants were sold to the Sponsor and an additional 75,000 Working Capital Warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants. Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share. Subsequent to the Business Combination, 11,500,000 Public Warrants and 6,675,000 Private Warrants remained outstanding as of December 31, 2020.

The Private Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company classified the Warrants pursuant to ASC 815-40 as derivative liabilities with subsequent changes in their respective fair values recognized in its consolidated statement of operations and comprehensive income (loss) at each reporting date.

At December 31, 2020, approximately 18,175,000 Warrants were outstanding.

As of the date of this amended report, none of the Public Warrants or Private Warrants remain outstanding. See Note 18 for additional information.

9.	Equity

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

After the formation of RSILP, employees and affiliated individuals purchased additional Preferred Units and Common A-1 Units of RSILP for approximately $1.0 million. In addition, during the fourth quarter of 2019, RSILP issued profits interests in the form of Common A-2 Units to a significant unitholder, which were classified as equity awards and fully vested on the date of grant. Refer to Note 10 for additional information related to share-based compensation. During 2020, certain limited partners contributed a total of $6.5 million resulting in the issuance of additional Preferred Units and Common A-1 Units of RSILP. In December 2020, RSILP approved a distribution to each limited partner approximating each partner’s share of the estimated tax liability for the year ended December 31, 2020. The total amount distributed to the limited partners was $5.2 million.

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

10.	Share-Based Compensation

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Profit Interests

Prior to the Business Combination, RSILP granted Common A-2 Units and Common B-1 Units to a significant unit holder and employees, respectively, that were designated as profit interests. Both issuances are accounted for under ASC 718. As part of the Business Combination, the remaining unvested Common B-1 Units immediately vested, and all of the Common A-2 and Common B-1 Units were exchanged for Class A Common Units in RSILP (see Note 9).

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

11.	Revenue Recognition

Disaggregation of revenue for the years ended December 31, 2020 and 2019, are as follows:

	Years Ended December 31,
($ in thousands)	2020	2019
Online casino and online sports betting	$273,761	$61,268
Retail sports betting	1,205	1,053
Social gaming	3,534	1,346
Total revenue	$278,500	$63,667

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
($ in thousands)	2020	2019
United States	$263,214	$59,572
Colombia	15,286	4,095
Total revenue	$278,500	$63,667

The Company included deferred revenue within Players liabilities in the consolidated balance sheets. Deferred revenue includes unsettled player bets, unredeemed social gaming virtual credits and the unredeemed bonus store points. The deferred revenue balances were as follows:

	Years Ended December 31,
($ in thousands)	2020	2019
Deferred revenue, beginning of period	$321	$129
Deferred revenue, end of period	1,797	321
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	321	129

12.	Income Taxes

As a result of the Business Combination, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP, and as a result, gained control of RSILP as described in Note 4. RSILP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RSILP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by RSILP is passed through to and included in the taxable income or loss of the RSILP Unit Holders and the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of RSILP, as well as any stand-alone income or loss generated by the Company.

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

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Year Ended December 31,
	2020	2019
	(Restated )
Net loss before income taxes	$(128,726)	$(22,450)
Less: net loss before Reverse Recapitalization	(133,404)	(22,450)
Less: net income before income taxes attributable to non-controlling interest	3,597	-
Net income attributable to Rush Street Interactive Inc. before income taxes	1,081	-
Income tax expense (benefit) at the federal statutory rate	227	-
State income taxes, net of federal benefit	100	-
Foreign operations	2,919	-
Change in valuation allowance	(327)	-
Income tax (benefit) expense	$2,919	$-

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
	(Restated)
Deferred tax assets:
Investment in subsidiaries	$127,171	$-
Net operating losses	136	-
Imputed interest	1,202	-
Other assets	39	-
Total gross deferred tax assets	128,548	-
Valuation allowance	(128,511)	-
Total deferred tax assets, net of valuation allowance	37	-
Deferred tax liabilities:
Investment in subsidiaries	-	-
Total gross deferred tax liabilities	-	-
Net deferred tax assets	$37	$-

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

13.	Earnings (Loss) Per Share

Basic net earnings per share of Class A Common Stock is computed by dividing net earnings attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed by dividing net income attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

Prior to the Business Combination, the membership structure of RSILP included units which had profit interests. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these audited consolidated financial statements. Therefore, net earnings per share information has not been presented for periods prior to the Business Combination on December 29, 2020. The basic and diluted earnings (loss) per share for the year ended December 31, 2020 represent only the period of December 29, 2020 to December 31, 2020.

The computation of net earnings per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the year ended December 31, 2020 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss	$(131,645)
Less: Net loss attributable to RSILP prior to the Business Combination	(136,323)
Less: Net income attributable to noncontrolling interests after the Business Combination	3,597
Net income attributable to Rush Street Interactive, Inc. – basic	$1,081
Effect of dilutive securities:
Public, Private Placement and Working Capital Warrants, net of amounts attributable to noncontrolling interests	(1,656)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(575)
Denominator:
Weighted average common shares outstanding – basic	43,579,704
Weighted average effect of dilutive securities:
Public Warrants(1)	5,481,341
Private Placement and Working Capital Warrants(1)	3,181,561
Weighted average common shares outstanding – diluted	52,242,606

Net income per Class A common share – basic	$0.02
Net loss per Class A common share – diluted	$(0.01)

(1)	Calculated using the treasury stock method.

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

RSILP Units(1)	160,000,000
Earnout Interests – Class A Common Stock(2)	1,212,813

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

(2)	These Earnout Interests represent the Class A common shares held by the Founder Holders pursuant to the Business Combination.

14.	Related Parties

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Agreement

At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm and Greg Carlin, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to legal and compliance, human resources and information technology (in each case as more fully described in the Services Agreement). RSG had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $1.3 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, while payables due to RSG for support services were $0.3 million and $0.2 million at December 31, 2020 and December 31, 2019, respectively. These support services are recorded as general administration and other in the accompanying consolidated statements of operations and comprehensive income (loss) and any payables to RSG are recorded as due to affiliates within the accompanying consolidated balance sheets.

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

Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties paid to affiliated casinos were $135.5 million and $6.9 million for the years ended December 31, 2020 and December 31, 2019, which were net of any consideration received from the affiliated casino for reimbursable costs. Net royalties paid are recorded as Costs of revenue in the accompanying consolidated statements of operations and comprehensive income (loss). In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $28.8 million and $3.1 million at December 31, 2020 and 2019, respectively.

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

15.	Operating Leases

The Company leases office space under operating lease agreements with terms that do not exceed five years.

The components of lease expense for the year ended December 31, 2020 are as follows:

Year Ended
($ in thousands)	December 31, 2020
Operating lease cost	$252
Variable lease cost	132
Total lease expenses	$384

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

Maturity of lease liabilities as of December 31, 2020 are as follows ($ in thousands):

($ in thousands)
Year ending December 31, 2021	$322
Year ending December 31, 2022	337
Year ending December 31, 2023	355
Year ending December 31, 2024	233
Year ending December 31, 2025	114
Total undiscounted future cash flows	1,361
Less: present value discount	(156)
Operating lease liabilities	$1,205

Disclosures Related to Periods Prior to Adoption of ASC 842

Future minimum payments under operating leases as of December 31, 2019 were as follows ($ in thousands):

Year ending December 31, 2020	$239
Year ending December 31, 2021	249
Year ending December 31, 2022	264
Year ending December 31, 2023	239
Year ending December 31, 2024	100
Total	$1,091

Total lease expense for the year ended December 31, 2019 was $0.4 million.

16.	Commitments and Contingencies

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contractual Obligations

The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Year ending December 31, 2021	$14,598
Year ending December 31, 2022	6,065
Year ending December 31, 2023	2,684
Year ending December 31, 2024	1,513
Year ending December 31, 2025	10,537
Thereafter	24,577
Total	$59,974

17.	Fair Value Measurements

As of December 31, 2020, the recorded values of current assets and current liabilities, except for the warrant liabilities and earnout interests liability, approximate fair value due to the short-term nature of these instruments. The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Public warrants (Restated)	$88,079	$—	$—	$88,079
Private warrants (Restated)	—		82,030	82,030
Earnout interests liability			351,048	351,048
Total fair value (Restated)	$88,079	$—	$433,078	$521,157

Public Warrants

The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The fair value of the Public Warrants was $92.6 million and $88.1 million as of December 29, 2020 and December 31, 2020, respectively.

Private Warrants

The estimated fair value of the Private Warrants is determined with Level 3 inputs using the Black-Scholes model. The Private Warrants were valued as of December 29, 2020 (i.e., the Business Combination closing date) and December 31, 2020. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the date the Business Combination closed, or December 29, 2025.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 29, 2020	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$21.65	$22.76
Volatility	41.4%	41.4%
Term (years)	5.0	5.0
Risk-free interest rate	0.36%	0.37%

The fair value of the Private Warrants was $88.6 million and $82.0 million as of December 29, 2020 and December 31, 2020, respectively.

Earnout Interests Liability

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

18.	Subsequent Events

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

On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During March 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remain outstanding as of the date hereof.

On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remain outstanding as of the date hereof.

Exhibit Index

(b) Exhibits. The following exhibits are being filed or furnished, as applicable, herewith:

Exhibit Number	Description
2.1	Amended and Restated Business Combination Agreement, dated as of October 9, 2020, by and among the Company, RSILP, the Sellers, Sponsor and Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
2.2	Amendment to Amended and Restated Business Combination Agreement, dated as of December 4, 2020, by and among the Company, RSILP, the Sellers, Sponsor, LLC and Sellers’ Representative (incorporated by reference to Annex A-2 to the Company’s Preliminary Proxy Statement filed with the SEC on December 4, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
4.1	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-236208), filed with the SEC on February 13, 2020).
4.2	Warrant Agreement, dated February 20, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the SEC on February 25, 2020).
4.3	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (Registration No. 333-236208) filed with the SEC on February 13, 2020).
4.4	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.1	Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020, by and among the Company, Special Limited Partner, RSI GP, RSILP and the Sellers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.2	Amended and Restated Limited Liability Company Agreement of RSI GP, dated as of December 29, 2020, by and between the Company and RSI GP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.3	Founder Holder Forfeiture Agreement, dated as of December 29, 2020, by and among the Founder Holders, the Company and the Seller’s Representative (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).

10.4	Tax Receivable Agreement, dated as of December 29, 2020, by and among the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.5	Investor Rights Agreement, dated as of December 29, 2020, by and among the Company, the Sellers, the Founder Holders, and the Sellers’ Representative (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.6	Services Agreement, dated as of December 29, 2020, by and between RSILP and RSG (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.7§	Employment Agreement, dated as of December 27, 2020, by and between RSILP and Gregory A. Carlin (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021).
10.8§	Offer Letter dated November 24, 2015 by and between the RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the SEC on February 5, 2021).
10.9§	Employment Letter dated January 1, 2019 by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the SEC on February 5, 2021)
10.10	Letter Agreement, dated February 20, 2020, by and among the Company, its officers, its directors and Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.11	Amended Insider Letter, dated as of July 27, 2020, by and between the Company, Sponsor, RSILP, Sellers’ Representative and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.12	Form of Fidelity Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.13	Form of Other Subscription Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.14	Investment Management Trust Agreement, dated February 20, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.15	Registration Rights Agreement, dated February 20, 2020, by and among the Company, Sponsor and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.16	Private Placement Warrants Purchase Agreement, dated February 20, 2020, by and among the Company and Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.17	Administrative Services Agreement, dated February 20, 2020, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.18§	Rush Street Interactive Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
10.19§	Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.20§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.21§	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.22§	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.23§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.24	Form of Put-Call Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.26§	Offer Letter Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.27§	Confidentiality and Restrictive Covenant Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.28	Recapitalization Agreement, dated as of July 27, 2020, by and among the Sellers, RSILP and Sellers’ Representative (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

14.1	Rush Street Interactive Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company.
24.1	Powers of Attorney (incorporated by reference to the signature page of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.3	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2021).
31.4	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2021).
31.5*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
32.3**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Taxonomy Extension Presentation Linkbase Document.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2021.

RUSH STREET INTERACTIVE, INC.

By:	/s/ Greg Carlin
Greg Carlin Chief Executive Officer