Form 10-Q
period 2021-03-31
Rush Street Interactive, Inc.
filed 2021-05-14
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39232

Rush Street Interactive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-3626708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Suite 950 Chicago, Illinois 60611	(312) 915-2815
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	RSI	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2021, there were 59,159,364 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 160,000,000 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.

TABLE OF CONTENTS

Rush Street Interactive, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Report. Any statements contained herein that are not statements of historical fact may be forward-looking statements.

•	competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects;

•	economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling their seasons due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;

•	our growth prospects may suffer if we are unable to develop successful offerings, if we fail to pursue additional offerings or if we lose any of our key executives or other key employees;

•	our business is subject to a variety of U.S. and foreign laws (including Colombia, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;

•	failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us;

•	we rely on information technology and other systems and platforms (including reliance on third-party providers to validate the identity and location of our customers and to process deposits and withdrawals made by our customers), and any breach or disruption of such information technology could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties;

•	the requirements of being a public company, including compliance with the SEC’s requirements regarding internal controls over financial reporting, may strain our resources and divert our attention, and the increases in legal, accounting and compliance expenses that will result from our recent Business Combination (as defined below) may be greater than we anticipate;

•	we license certain trademarks and domain names to Rush Street Gaming, LLC (“RSG”) and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects; and

•	we currently and will likely continue to rely on licenses and service agreements to use the intellectual property rights of third parties that are incorporated into or used in our products and services.

Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

i

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

We regularly evaluate these metrics to estimate the number of “duplicate” accounts among our MAUs and remove the effects of such duplicate accounts on our key metrics. A duplicate account is one that a user maintains in addition to his or her principal account. Generally duplicate accounts arise as a result of users signing up to use more than one of our brands (i.e., BetRivers and PlaySugarHouse) or to use our offerings in more than one jurisdiction, for instance when a user lives in New Jersey but works in Pennsylvania. The estimates of duplicate accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or usernames. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate accounts and may improve our ability to evaluate a broader population of our users. Duplicate accounts are very difficult to measure, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.

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

The data and numbers used to calculate MAUs and ARPMAU discussed in this Report only include U.S.-based users unless stated otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$363,575	$255,622
Restricted cash	11,568	6,443
Players receivables	3,389	779
Due from affiliates	29,987	28,764
Prepaid expenses and other current assets	3,280	2,871
Total current assets	411,799	294,479

Intangible assets, net	11,612	9,750
Property and equipment, net	2,278	2,016
Operating lease right-of-use asset, net	1,033	1,100
Other assets	2,080	1,215
Total assets	$428,802	$308,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,306	$11,994
Accrued expenses and other current liabilities	37,841	25,995
Players liabilities	14,147	7,779
Deferred royalty, short-term	255	195
Operating lease liabilities, short-term	270	226
Due to affiliates	617	3,751
Earnout interests liability	-	351,048
Total current liabilities	59,436	400,988

Deferred royalty, long-term	3,733	3,813
Operating lease liabilities, long-term	868	979
Warrant liabilities	-	170,109
Total liabilities	64,037	575,889

Commitments and contingencies

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 59,377,953 and 44,792,517 shares issued as of March 31, 2021 and December 31, 2020, respectively; 59,159,364 and 44,792,517 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	6	4
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 160,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	16	16
Treasury stock, 218,589 and 0 shares as of March 31, 2021 and December 31, 2020, respectively	(850)	-
Additional paid-in capital	142,835	(18,402)
Accumulated other comprehensive income (loss)	(50)	93
Accumulated deficit	(43,507)	(43,490)
Total stockholders’ equity (deficit) attributable to Rush Street Interactive, Inc.	98,450	(61,779)

Non-controlling interests	266,315	(205,550)
Total stockholders’ equity (deficit)	364,765	(267,329)
Total liabilities and stockholders’ equity (deficit)	$428,802	$308,560

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except for share and per share amounts)

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$111,820	$35,177

Operating costs and expenses
Costs of revenue	79,687	22,380
Advertising and promotions	42,216	8,470
General administration and other	16,564	16,766
Depreciation and amortization	674	459
Total operating costs and expenses	139,141	48,075
Loss from operations	(27,321)	(12,898)

Other income (expenses)
Interest expense, net	(13)	(45)
Change in fair value of warrant liabilities	41,802	-
Change in fair value of earnout interests liability	(13,740)	-
Total other income (expenses)	28,049	(45)
Income (Loss) before income taxes	728	(12,943)

Income tax expense	804	-
Net loss	$(76)	$(12,943)

Net loss attributable to non-controlling interests	(59)	-
Net Loss attributable to Rush Street Interactive, Inc.	$(17)	$(12,943)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.00)	N/A
Weighted average common shares outstanding – basic	46,955,262	N/A

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.18)	N/A
Weighted average common shares outstanding – diluted	53,415,488	N/A

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net loss	$(76)	$(12,943)

Other comprehensive loss
Foreign currency translation adjustment	(624)	(364)
Comprehensive loss	$(700)	$(13,307)

Comprehensive loss attributable to non-controlling interests	(540)	-
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(160)	$(13,307)

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity (Deficit) Attributable	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	To RSI	Interests	(Deficit)
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16		$-	$(18,402)	$93	$(43,490)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	571,239	-	-	-	-	-	2,772	-	-	2,772	8,804	11,576
Foreign currency translation adjustment	-	-	-	-	-	-	-	(143)	-	(143)	(481)	(624)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	-	-	-	-	75,372	-	-	75,374	184,521	259,895
Repurchase of Class A Common Stock		-	-	-	218,589	(850)	-	-	-	(850)	(2,615)	(3,465)
Settlement of earnout interests liability	-	-	-	-	-	-	83,093	-	-	83,093	281,695	364,788
Net loss	-	-	-	-	-	-	-	-	(17)	(17)	(59)	(76)
Balance at March 31, 2021 (Unaudited)	59,159,364	$6	160,000,000	$16	218,589	$(850)	$142,835	$(50)	$(43,507)	$98,450	$266,315	$364,765

	Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non- Controlling	Members’	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit	Deficit
Balance at December 31, 2019(1)	-	$-	-	$-	$-	$-	$-	$-	$-	$(3,368)	$(3,368)
Members’ contribution	-	-	-	-	-	-	-	-	-	2,000	2,000
Share-based compensation	-	-	-	-	-	-	-	-	-	285	285
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(364)	(364)
Net loss	-	-	-	-	-	-	-	-	-	(12,943)	(12,943)
Balance at March 31, 2020 (Unaudited)	-	$-	-	$-	$-	$-	$-	$-	$-	$(14,390)	$(14,390)

(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination.

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(76)	$(12,943)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	11,576	13,490
Depreciation and amortization expense	674	459
Deferred income taxes	(317)	-
Noncash lease expense	67	27
Change in fair value of earnout interests liability	13,740	-
Change in fair value of warrant liabilities	(41,802)	-
Changes in assets and liabilities:
Players receivables	(2,610)	1,004
Due from affiliates	(1,223)	(4,860)
Prepaid expenses and other current assets	(268)	347
Other assets	(298)	(65)
Accounts payable	(5,688)	144
Accrued expenses and other current liabilities	11,846	1,176
Players liabilities	6,368	(2,181)
Deferred royalty	(20)	(29)
Lease liabilities	(67)	(27)
Due to affiliates	(3,134)	421
Net cash used in operating activities	(11,232)	(3,037)

Cash flows from investing activities
Purchases of property and equipment	(447)	(326)
Acquisition of gaming licenses	(1,450)	(1,051)
Cash paid for internally developed software costs	(909)	-
Investment in long-term time deposits	(250)	-
Net cash used in investing activities	(3,056)	(1,377)

Cash flows from financing activities
Proceeds from related party loan	-	650
Members’ capital contribution	-	2,000
Proceeds from shares issued for warrants	131,447	-
Repurchase of common stock	(3,465)	-
Net cash provided by financing activities	127,982	2,650
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(616)	(370)

Net change in cash, cash equivalents and restricted cash	113,078	(2,134)
Cash, cash equivalents and restricted cash, at the beginning of the period(1)	262,065	10,543
Cash, cash equivalents and restricted cash, at the end of the period(1)	$375,143	$8,409

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$-	$727
Non-cash redemption of Private Placement and Working Capital Warrants	$50,798	$-
Non-cash settlement of Public Warrants	$77,650
Non-cash settlement of Earnout Interests Liability	$364,788	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$252	$-

(1)	Cash and cash equivalents and Restricted cash are each included separately on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the closing (the “Closing”) of the transactions described in the Business Combination Agreement (the “Business Combination”), the Company was reorganized in an umbrella partnership-C corporation, or UP-C, structure, in which substantially all of the assets of the combined company are held by RSILP and the Company’s only assets are its equity interests in RSILP (which are held indirectly through wholly-owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP (“RSILP Units”) and controls RSILP through RSI GP, and the Sellers owned approximately 76.9% of the RSILP Units and control the Company through their ownership of the Class V Common Stock, par value $0.0001 per share, of the Company (the “Class V Common Stock”). Upon consummation of the Business Combination, dMY changed its name to “Rush Street Interactive, Inc.” As of March 31, 2021, the Company and the Sellers owned approximately 27.0% and 73.0% of the RSILP Units, respectively.

Impact of COVID-19

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020 and continuing into 2021, the COVID-19 pandemic continued to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to the Company and its performance and could affect its financial results in a materially adverse way.

The COVID-19 pandemic has significantly impacted RSI. The direct impact, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of stay-at-home orders and similar consumer restrictions. During that time, RSI experienced increased player activity that has continued to remain strong even after many of these orders were lifted. COVID-19 has also had a direct impact on sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events. The suspension of sports seasons and sporting events reduced RSI’s customers’ use of, and spending on, RSI’s sports betting offerings. Primarily starting in the third quarter and continuing into the fourth quarter of 2020, most major professional sports leagues resumed their activities. The return of major sports and sporting events, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in the Company’s sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021 and as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A, as filed with the SEC on April 30, 2021 and May 7, 2021, respectively (collectively referred to herein as “Amended Annual Report”).

These unaudited condensed consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned subsidiaries. For consolidated entities that are less than wholly-owned, the third party’s holding of an equity interest is presented as Non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of equity (deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.

Pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, dMY was treated as the acquired company and RSILP was treated as the acquirer for financial statement reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of RSILP issuing stock for the net assets of dMY, accompanied by a recapitalization.

RSILP was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•	RSILP’s existing members, through their ownership of the Class V Common Stock, have the largest portion of the voting rights in the Company;

•	The Board of Directors of the Company and management are primarily composed of individuals associated with RSILP; and

•	RSILP is the larger entity based on historical operating activity and has the larger employee base.

Thus, the financial statements included in this report reflect (i) the historical operating results of RSILP prior to the Reverse Recapitalization; (ii) the combined results of the RSILP and dMY following the Business Combination; and (iii) the acquired assets and liabilities of dMY stated at historical cost, with no goodwill or other intangible assets recorded.

Certain prior period amounts have been reclassified to conform to the current period presentation.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2021 and 2020, are unaudited. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the player loyalty program and other discretionary player bonuses; deferred revenue relating to our social gaming revenue stream; accrued expenses and other current liabilities; determination of the incremental borrowing rate to calculate operating lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; and deferred taxes and amounts associated with the Tax Receivable Agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”).

Significant Accounting Policies

The following accounting policy is incremental to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies,” of its audited consolidated financial statements and related notes included in the Amended Annual Report.

Internally Developed Software

Software that is developed for internal use is accounted for pursuant to Accounting Standards Codification (“ASC”) 350-40, Intangibles, Goodwill and Other — Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption had no impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, this ASU sets forth a “current expected credit loss” model, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Revenue Recognition

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

Retail sports betting

The Company provides retail sports services to land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. The Company has a single performance obligation to provide retail sports services and records the revenue as services are performed and when the commission amounts are no longer constrained (i.e., the amount is known).

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

Disaggregation of revenue for the three months ended March 31, 2021 and 2020, is as follows:

	Three months ended March 31,
($ in thousands)	2021	2020
Online casino and online sports betting	$109,978	$34,480
Retail sports betting	627	213
Social gaming	1,215	484
Total revenue	$111,820	$35,177

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue by geographic region for the three months ended March 31, 2021 and 2020, is as follows:

	Three months ended March 31,
($ in thousands)	2021	2020
United States	$105,303	$32,883
Colombia	6,517	2,294
Total revenue	$111,820	$35,177

The Company included deferred revenue within Players liabilities in the condensed consolidated balance sheets. Deferred revenue includes unsettled player bets, unredeemed social gaming virtual credits and unredeemed bonus amounts. The deferred revenue balances were as follows:

	Three months ended March 31,
($ in thousands)	2021	2020
Deferred revenue, beginning of period	$1,797	$321
Deferred revenue, end of period	2,163	95
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	608	321

4.	Intangible Assets, Net

The Company has the following intangible assets, net as of March 31, 2021 and December 31, 2020:

($ in thousands)	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
March 31, 2021	7.86 years	$14,675	$(3,955)	$10,720
December 31, 2020	8.03 years	$13,225	$(3,475)	$9,750

Internally Developed Software
March 31, 2021	2.95 years	$909	$(17)	$892
December 31, 2020	-	-	-	-

Amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

5.	Accrued Expenses and Other Current Liabilities

The Company has the following accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Accrued compensation and related expenses	$2,735	$1,948
Accrued operating expenses	9,508	7,006
Accrued marketing expenses	19,942	12,093
Jackpot liability	1,052	721
Income tax payable	2,674	1,983
Other	1,930	2,244
Total accrued expenses and other current liabilities	$37,841	$25,995

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Warrant Liabilities

As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, consisting of one share of Class A common stock of dMY (“Class A Common Stock”) and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share.

The Company classified the Warrants as derivative liabilities on its consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statement of operations and comprehensive loss.

Public Warrants

On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During March 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million (of which $0.1 million was not received until April 2021) and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remain outstanding as of March 31, 2021.

The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million. The fair value of the Public Warrants was $88.1 million as of December 31, 2020.

Private Warrants

On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remain outstanding as of March 31, 2021.

The estimated fair value of the Private Warrants was determined with Level 3 inputs using the Black-Scholes model. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the Closing of the Business Combination, or December 29, 2025.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 26, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$15.96	$22.76
Volatility	42.6%	41.4%
Term (years)	4.77	5.0
Risk-free interest rate	0.76%	0.37%

The fair value of the Private Warrants was $50.8 million and $82.0 million as of March 26, 2021 and December 31, 2020, respectively.

The Company recorded $41.8 million to Change in fair value of warrant liabilities on the Company’s condensed consolidated statement of operations and comprehensive loss, representing the change in fair value of the Public Warrants and Private Warrants from December 31, 2020 through the dates of exercise.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Earnout Interests Liability

The earnout interests were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the 2021 year, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing.

Earnout interests represented a freestanding financial instrument initially classified as liabilities on the accompanying condensed consolidated balance sheet as the Company determined that these financial instruments were not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value and are adjusted to fair value at each reporting date with changes in fair value recorded in Change in fair value of earnout interests liability in the consolidated statement of operations and comprehensive loss.

On January 13, 2021, the earnout interests were fully earned and no longer subject to the applicable restrictions on transfer and voting because the VWAP exceeded $14.00 per share for 10 trading days within a 20 consecutive trading day period following the Closing. As a result, the earnout interests liability was reclassed to equity resulting in 1,212,813 shares of Class A Common Stock held by Darla Anderson, Francesca Luthi, Charles E. Wert and Sponsor and 15,000,000 shares of Class V Common Stock and RSILP Units issued to the Sellers (i.e., non-controlling interests) that were no longer subject to the applicable restrictions.

The Company recorded $13.7 million to Change in fair value of earnout interests liability on the Company’s condensed consolidated statement of operations and comprehensive loss, representing the change in fair value of the earnout interests from December 31, 2020 through January 13, 2021 when the earnout interests were no longer subject to the restrictions.

8.	Equity

Non-Controlling Interest

The non-controlling interest represents the RSLIP Units held by holders other than the Company. As of December 31, 2020, the non-controlling interests owned 76.9% of the RSILP Units outstanding (which excluded the earnout interests that did not vest until January 2021). On January 13, 2021, the non-controlling interests increased to 78.1% when the earnout interests were fully earned and no longer subject to the applicable restrictions on transfer and voting. The non-controlling interests ownership decreased during March 2021, reflecting the additional issuance of Class A Common Stock in connection with the exercise of the Warrants and the share-based equity grant (see Note 9 for discussion of share-based compensation). As of March 31, 2021, the non-controlling interests owned 73.0% of the RSILP Units outstanding.

Treasury Stock

During the three months ended March 31, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares are considered issued but not outstanding.

9.	Share-Based Compensation

Incentive Plan

The Company adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, consultants and independent directors who will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. There is an aggregate of 13.4 million shares of Class A Common Stock reserved under the 2020 Plan, which may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. The 2020 Plan will terminate on December 29, 2030.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock unit (“RSU”) activity for the three months ended March 31, 2021 is as follows:

	Number of units	Weighted average grant price
Unvested balance at December 31, 2020	-	$-
Granted	3,647,504	15.85
Vested	(719,479)	15.85
Unvested balance at March 31, 2021	2,928,025	$15.85

The aggregate fair value of the RSUs granted was approximately $57.8 million.

As of March 31, 2021, the Company had unrecognized stock-based compensation expense related to RSUs of approximately $46.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.74 years.

During the three-month period ended March 31, 2020, approximately $13.5 million was recognized as share-based compensation expense related to the profit interests granted by RSILP prior to the Business Combination.

Share-based compensation expense for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
($ in thousands)	2021	2020
Costs of revenue	$915	$-
Advertising and promotions	1,698	-
General administration and other	8,963	13,490
Total share-based compensation expense	$11,576	$13,490

10.	Income Taxes

Income Tax Provision for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
($ in thousands)	2021	2020
Income tax provision	$804	$-

The effective tax rates for the three months ended March 31, 2021 and 2020 were 110.44% and 0%, respectively. The difference between the Company's effective tax rate for the period ended March 31, 2021 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets and income tax rate differences related to its foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the period ended March 31, 2020 primarily due to RSILP's status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income-based tax laws. For the year ended December 31, 2020, the impact of the CARES Act was immaterial to the Company’s tax provision. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress could impact our tax provision in future periods.

In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of an increase in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP’s amended and restated limited partnership agreement and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) income.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management has not recorded the deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability is $51.6 million as of both March 31, 2021 and December 31, 2020.

11.	Loss Per Share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

Prior to the Business Combination, the membership structure of RSILP included units that had profit interests. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Closing of the Business Combination on December 29, 2020.

The basic and diluted loss per share for the three months ended March 31, 2021 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss	$(76)
Less: Net loss attributable to noncontrolling interests	(59)
Net loss attributable to Rush Street Interactive, Inc. – basic	$(17)
Effect of dilutive securities:
Warrants, net of amounts attributable to noncontrolling interests	(9,569)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(9,586)
Denominator:
Weighted average common shares outstanding – basic	46,955,262
Weighted average effect of dilutive securities:
Public Warrants(1)	3,770,106
Private Placement and Working Capital Warrants(1)	2,690,120
Weighted average common shares outstanding – diluted	53,415,488

Net loss per Class A common share – basic	$(0.00)
Net loss per Class A common share – diluted	$(0.18)

(1)	Calculated using the treasury stock method.

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

RSILP Units(1)	160,000,000
Unvested Restricted Stock Units	2,928,025

(1)	These RSILP Units are held by the Sellers pursuant to the Business Combination, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Related Parties

Services Agreement

At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm and Greg Carlin, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to legal and compliance, human resources and information technology (in each case as more fully described in the Services Agreement). RSG had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, while payables due to RSG for support services were $0.3 million at March 31, 2021 and December 31, 2020. These support services are recorded as General administration and other in the accompanying condensed consolidated statements of operations and comprehensive loss and any payables to RSG are recorded as Due to affiliates within the accompanying condensed consolidated balance sheets.

Affiliated Land-Based Casinos

Neil Bluhm and Greg Carlin are owners, directors and/or officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.

Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties paid to affiliated casinos were $12.5 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliated casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $30.0 million and $28.8 million at March 31, 2021 and December 31, 2020, respectively.

In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three months ended March 31, 2021 and 2020 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the consolidated financial statements as of March 31, 2021 or December 31, 2020.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Commitments and Contingencies

Legal Matters

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims except as noted below. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

A complaint in a case styled Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was amended on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in the Company in 2012 that was never issued and asserts breach of contract, promissory estoppel and unjust enrichment claims to recover damages. The Company believes that the complaint is without merit and intends to defend against it but cannot predict the outcome of the potential impact of this lawsuit and the potential result is not able to be estimated and, therefore, the Company has not recorded a loss or related accrual on its condensed consolidated financial statements related to this matter.

Other Contractual Obligations

The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

From April 1, 2021 to December 31, 2021	$9,234
Year ending December 31, 2022	6,367
Year ending December 31, 2023	2,706
Year ending December 31, 2024	1,514
Year ending December 31, 2025	10,537
Thereafter	24,577
Total(1)	$54,935

(1)	Includes operating lease obligations under non-cancelable lease contracts totaling $1.3 million, obligations under non-cancelable contracts with marketing vendors totaling $17.3 million, license and market access commitments totaling $36.2 million and other non-cancelable costs totaling $0.1 million.

14.	Subsequent Events

Other than the information described below, the Company did not identify any subsequent events that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

On April 9, 2021, the Board approved equity grants to the Company’s officers and certain non-employee directors that had an aggregate fair value of approximately $5.1 million. The equity grants are subject to customary terms and vesting conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in the measurement of certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data”.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). These non-GAAP financial measures are being presented because they provide us and readers of this Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this Report should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Loss, the most comparable GAAP measure, are provided in this Report.

Unless the context requires otherwise, all references in this Report to the “Company,” “we,” “us,” or “our” refer to the business of Rush Street Interactive, LP and its subsidiaries prior to the consummation of the previously disclosed business combination between dMY Technology Group, Inc. and Rush Street Interactive, LP on December 29, 2020 (the “Business Combination”), and Rush Street Interactive, Inc. and its subsidiaries after consummation of the Business Combination.

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

We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting (i.e., sports betting services provided to bricks-and-mortar casinos), as well as social gaming, which involves free-to-play games that use virtual credits that can be earned or purchased. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in ten U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Colorado		✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Michigan	✓	✓	✓
Pennsylvania	✓	✓	✓
New Jersey	✓	✓
New York			✓
Virginia		✓
West Virginia	✓

In 2018, we also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally.

Our real-money online casino and online sports betting offerings are provided under our BetRivers.com and PlaySugarHouse.com brands in the United States and under our RushBet.co brand in Colombia. We operate and/or support retail sports betting for our bricks-and-mortar casino partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market-specific and partner-specific, and is based on brand awareness, market research and marketing efficiency.

Impact of COVID-19

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020 and continuing into 2021, the COVID-19 pandemic continued to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

The COVID-19 pandemic has significantly impacted our business. The direct impact on our business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being required to stay home and restrict their traveling or otherwise voluntarily doing such. During the period of these stay-at-home orders, our business volume significantly increased and has continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events. While most major professional sports leagues resumed their activities primarily starting in the second half of 2020, the first quarter of 2021 is still being impacted by the COVID-19 pandemic. For example, the number of games in the NBA’s 2020-2021 and NHL’s 2021 season have been reduced, NCAA basketball has had teams withdraw from conference tournaments due to COVID-19 issues and nearly every major professional sports league has experienced postponed, rescheduled or canceled games due to COVID-19.

The return of major sports and sporting events during the second half of 2020, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in our sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The alteration of sports seasons and sporting events, including the postponement or cancelation of events, during the first quarter of 2021 reduced our customers’ use of, and spending on, our sports betting offerings and from time to time caused us to issue refunds for canceled events. Additionally, while many bricks-and-mortar casinos where we operate retail sports betting have reopened, visitation at these casinos is still generally below their pre-COVID-19 levels. Ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.

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

The chart below presents our average MAUs for three months ended March 31, 2021 and 2020:

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

The chart below presents our ARPMAU for the three months ended March 31, 2021 and 2020:

The year-over-year increase in ARPMAU was mainly due to our continued focus on driving customer engagement across each of our online offerings, especially in New Jersey, Pennsylvania and Colombia where we offer both online casino and online sports betting.

Non-GAAP Information

This Report includes Adjusted EBITDA, which is a non-GAAP performance measure that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA provides useful information to investors regarding our results of operations and operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

We include Adjusted EBITDA because management uses it to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Management believes that Adjusted EBITDA provides investors with useful information on our past financial and operating performance, enable comparison of financial results from period-to-period where certain items may vary independent of business performance, and allow for greater transparency with respect to metrics used by our management in operating our business. Management also believes this non-GAAP financial measure is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three months ended March 31,
($ in thousands)	2021	2020
Net loss	$(76)	$(12,943)

Depreciation and amortization	674	459
Interest expense, net	13	45
Income tax expense	804	-
Change in fair value of warrant liability	(41,802)	-
Change in fair value of earnout interests liability	13,740	-
Share-based compensation	11,576	13,490
Adjusted EBITDA	$(15,071)	$1,051

Key Components of Revenue and Expenses

Revenue

We offer real-money online casino, online sports betting and/or retail sports betting in ten U.S. states and Colombia. We also provide social gaming, where players are given virtual credits to enjoy free-to-play games.

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

Retail Sports Betting

We provide retail sports services to land-based casinos in exchange for a monthly commission that is calculated based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook (i.e., within a bricks-and-mortar casino), technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party sports betting equipment.

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

Our social gaming business has three main goals: building online databases in key markets ahead of and post-legalization and regulation; generating revenues; and increasing engagement and visitation to our bricks-and-mortar casino partner properties. Our social gaming products are a marketing tool that keeps the applicable brands present in the minds of our players and engages with players through another channel while providing the entertainment value that players seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.

We recognize deferred revenue when players purchase virtual credits and revenue when the virtual credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.

Costs and Expenses

Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v)  salaries, benefits and share-based compensation for dedicated personnel. These costs are variable in nature and should correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based operators that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).

Advertising and Promotions Costs. Advertising and promotion costs consist primarily of costs associated with marketing the product via different channels, promotional activities and the related costs incurred to acquire new customers. These costs include salaries, benefits and share-based compensation for dedicated personnel and are expensed as incurred.

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

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of market access licenses, gaming jurisdictional licenses, and internally developed software over their useful lives.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods. We have derived these data from our unaudited condensed consolidated financial statements included elsewhere in this Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,		Change
($ in thousands)	2021	2020	$	%
Revenue	$111,820	$35,177	$76,643	218%
Costs of revenue	79,687	22,380	57,307	256%
Advertising and promotions	42,216	8,470	33,746	398%
General administration and other	16,564	16,766	(202)	1%
Depreciation and amortization	674	459	215	47%
Loss from operations	(27,321)	(12,898)	(14,423)	112%
Interest expense, net	(13)	(45)	32	71%
Change in fair value of warrant liabilities	41,802	-	41,802	100%
Change in fair value of earnout interests liability	(13,740)	-	(13,740)	100%
Income (loss) before income taxes	728	(12,943)	13,671	106%
Income tax expense	804	-	804	100%
Net loss	$(76)	$(12,943)	$12,867	99%

Revenue. Revenue increased by $76.6 million, or 218%, to $111.8 million for the three months ended March 31, 2021 as compared to $35.2 million for the same period in 2020. The increase was mainly due to, and directly correlated with, our expansion into new markets (such as Illinois, Michigan, Colorado, Iowa and Virginia) and our continued growth in existing markets such as Pennsylvania, New Jersey and Colombia. The increase reflects higher period-over-period online casino and sports betting revenue of $75.5 million, social gaming revenue of $0.7 million and retail sports betting revenue of $0.4 million.

Costs of Revenue. Costs of revenue increased by $57.3 million, or 256%, to $79.7 million for the three months ended March 31, 2021 as compared to $22.4 million for the same period in 2020. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets. Market access costs, operating expenses and gaming taxes contributed $8.0 million, $8.4 million and $33.2 million, respectively, to the period-over-period increase in costs of revenue, with payments processing costs, personnel costs and other costs of revenue contributing to the remainder of the year-over-year increase. Costs of revenue as a percentage of revenue increased to 71% for the three months ended March 31, 2021 as compared to 64% for the same period in 2020.

Advertising and Promotions. Advertising and promotions expense increased by $33.7 million, or 398%, to $42.2 million for the three months ended March 31, 2021 as compared to $8.5 million for the same period in 2020. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for our offerings, such as executing strategic marketing or sponsorship arrangements with the three-time NBA champion Detroit Pistons, hall of famer Jerome Bettis, legendary NBA coach George Karl and nine-time First Division/Premier League champions, Everton Football Club. Advertising and promotions expense as a percentage of revenue increased to 38% for the three months ended March 31, 2021 as compared to 24% for the same period in 2020.

General Administration and Other. General administration and other expense decreased by $0.2 million, or 1%, to $16.6 million for the three months ended March 31, 2021 as compared to $16.8 million for the same period in 2020. General administration and other expense as a percentage of revenue decreased to 15% for the three months ended March 31, 2021 as compared to 48% for the same period in 2020.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 47%, to $0.7 million for the three months ended March 31, 2021 as compared to $0.5 million for the same period in 2020. The increase was mainly due to purchases and subsequent amortization of license fees as we continue to expand into new states, such as Illinois, Michigan, Colorado, Iowa and Virginia. Depreciation and amortization expense as a percentage of revenue was 1% for the three months ended March 31, 2021 and 2020.

Interest expense, net. Interest expense, net was less than $0.1 million for the three months ended March 31, 2021 and 2020.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $41.8 million for the three months ended March 31, 2021 due to fair value changes in the warrant liabilities. We did not have similar instruments in the three months ended March 31, 2020 and therefore no loss on remeasurement was recorded in the prior period.

Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was $13.7 million for the three months ended March 31, 2021 due to fair value changes in the earnout interests liability. We did not have similar instruments in the three months ended March 31, 2020 and therefore no loss on remeasurement was recorded in the prior period.

Income tax expense. Income tax expense was $0.8 million for the three months ended March 31, 2021 and zero for the same period in 2020.

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

We had $363.6 million in cash and cash equivalents as of March 31, 2021 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdiction and products). On February 22, 2021, we announced the redemption (the “Redemption”) of all the Company’s warrants to purchase Class A common stock (“Class A Common Stock”) that were issued to third parties in connection with dMY Technology Group, Inc.’s initial public offering (the “Public Warrants”), which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During March 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million (of which $0.1 million was not received until April 2021). We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows and proceeds from the Redemption of the Public Warrants.

In connection with the Business Combination, we executed a Tax Receivable Agreement, dated as of December 29, 2020 (the “TRA”), by and among RSI ASLP, Inc. (the “Special Limited Partner”), Rush Street Interactive, LP (“RSILP”), the sellers in the Business Combination (the “Sellers”) and the Sellers’ representative, which generally provides for the payment by the Special Limited Partner of 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the agreement governing the Business Combination and the exchange of certain common units in RSILP retained by the Sellers for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no payments under the TRA have been made, and no payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.

We expect our existing cash and cash equivalents, proceeds from the Redemption and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our offerings across more of the United States and worldwide and we increase our marketing and advertising spend. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Debt

As of March 31, 2021, we had no debt outstanding. We have an outstanding letter of credit for $0.3 million, in connection with our operations in Colombia, for which no amounts have been drawn as of March 31, 2021.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated interim periods:

	Three months ended March 31,
($ in thousands)	2021	2020
Net cash used in operating activities	$(11,232)	$(3,037)
Net cash used in investing activities	(3,056)	(1,377)
Net cash provided by financing activities	127,982	2,650
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(616)	(370)
Net change in cash, cash equivalents and restricted cash	$113,078	$(2,134)

Operating activities. Net cash used in operating activities for the three months ended March 31, 2021 increased by $8.2 million to $11.2 million, as compared to $3.0 million for the same period in 2020. The increase reflects a lower period-over-period net loss totaling $12.9 million and improvement in working capital totaling $9.0 million, which was more than offset by a decrease in non-cash expenses totaling $30.1 million. The decrease in non-cash expenses of $30.1 million was driven primarily by the gain on the change in fair value of warrants liabilities totaling $41.8 million, a decrease in share-based compensation expense totaling $1.9 million and decrease in other non-cash expenses totaling $0.1 million, which was offset by the loss on the change in fair value of earnout interests liability totaling $13.7 million.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2021 increased by $1.7 million to $3.1 million, as compared to $1.4 million during the same period in 2020. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $0.9 million, acquisitions of gaming licenses totaling $0.4 million, investments in long-term time deposits totaling $0.3 million and purchases of property and equipment totaling $0.1 million.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2021 increased by $125.3 million to $128.0 million, as compared to $2.7 million for the same period in 2020. Net cash provided by financing activities for the three months ended March 31, 2021 includes the proceeds from the exercise of Public Warrants of $131.4 million, partially offset by repurchases of Class A Common Stock of $3.5 million. Cash provided by financing activities for the three months ended March 31, 2020 includes member contributions of $2.0 million and proceeds from a related-party loan of $0.7 million.

Contractual Obligations

Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of March 31, 2021.

Critical Accounting Policies and Estimates

We have prepared our unaudited condensed consolidated financial statements in accordance with GAAP. In doing so, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates.

During the three months ended March 31, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 25, 2021 and as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A, as filed with the SEC on April 30, 2021 and May 7, 2021, respectively (collectively, our “Amended Annual Report”). For a complete discussion of our critical accounting policies, refer to our Amended Annual Report.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. We remain an emerging growth company and are expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We operate in the United States and Latin America. As such, we have been exposed in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.

Interest Rate Risk

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $375.1 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. A 10% increase or decrease in the interests rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2021.

Foreign Currency Exchange Rate Risk

We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our functional and reporting currency. We do not currently hedge our foreign exchange exposure. Our foreign currency exposure is primarily with respect to the Colombian Peso (which accounted for less than 7% of our revenue for the three months ended March 31, 2021 and 2020). A 10% increase or decrease in the value of these currencies to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2021.

Item 4.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weakness described below.

Changes in Internal Control Over Financial Reporting

As previously reported, the Company identified a material weaknesses in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in February 2020 and the closing of the Business Combination in December 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2020.

To respond to this material weakness, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals.

While these actions, and others, are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall controls environment.

Despite the material weakness referenced above, after giving full consideration to the material weakness referenced above, and the additional analysis and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Report were prepared in accordance with GAAP, our management has concluded that the Company's unaudited condensed consolidated financial statements included in this Report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods.

Other than the item noted above, there has been no change in the Company’s internal control over financial reporting as of March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

For the matter described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceeding is in its early stages; (ii) damages are unsupported and/or exaggerated; (iii) there is uncertainty as to the outcome of pending appeals or motions; (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories to be presented. For this matter, however, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Amended Annual Report.

Item 6.	Exhibits.

The following exhibits are being filed or furnished, as applicable, herewith:

Exhibit Number	Description
10.1§	Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.

May 14, 2021	By:	/s/ Kyle Sauers
Kyle Sauers Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)