Form 10-Q
period 2021-06-30
Rush Street Interactive, Inc.
filed 2021-08-13
CIK 1793659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ⌧    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, there were 59,177,489 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 160,000,000 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.

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

●	competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects;
●	economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling their seasons due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;
●	our growth prospects may suffer if we are unable to develop successful offerings, if we fail to pursue additional offerings or if we lose any of our key executives or other key employees;
●	our business is subject to a variety of U.S. and foreign laws (including Colombia, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
●	failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us;
●	we rely on information technology and other systems and platforms (including reliance on third-party providers to validate the identity and location of our customers and to process deposits and withdrawals made by our customers), and any breach or disruption of such information technology could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
●	our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties;
●	the requirements of being a public company, including compliance with the SEC’s requirements regarding internal controls over financial reporting, may strain our resources and divert our attention, and the increases in legal, accounting and compliance expenses that may continue to arise as a result of us becoming a publicly listed company may be greater than we anticipate;
●	we license certain trademarks and domain names to Rush Street Gaming, LLC (“RSG”) and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects; and
●	we currently and will likely continue to rely on licenses and service agreements to use the intellectual property rights of third parties that are incorporated into or used in our products and services.

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$360,805	$255,622
Restricted cash	12,015	6,443
Players’ receivables	4,710	779
Due from affiliates	14,631	28,764
Prepaid expenses and other current assets	2,608	2,871
Total current assets	394,769	294,479

Intangible assets, net	12,821	9,750
Property and equipment, net	3,290	2,016
Operating lease right-of-use asset, net	1,428	1,100
Other assets	2,393	1,215
Total assets	$414,701	$308,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,318	$11,994
Accrued expenses	30,930	27,042
Players’ liabilities	15,810	8,500
Deferred royalty, short-term	325	195
Operating lease liabilities, short-term	450	226
Earnout interests liability	—	351,048
Other current liabilities	1,920	1,983
Total current liabilities	54,753	400,988

Deferred royalty, long-term	3,642	3,813
Operating lease liabilities, long-term	1,067	979
Warrant liabilities	—	170,109
Other long-term liabilities	372	—
Total liabilities	59,834	575,889

Commitments and contingencies

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 59,396,078 and 44,792,517 shares issued as of June 30, 2021 and December 31, 2020, respectively; 59,177,489 and 44,792,517 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	6	4
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 160,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	16	16
Treasury stock, 218,589 and 0 shares as of June 30, 2021 and December 31, 2020, respectively	(850)	—
Additional paid-in capital	144,130	(18,402)
Accumulated other comprehensive income (loss)	(122)	93
Accumulated deficit	(47,274)	(43,490)
Total stockholders’ equity (deficit) attributable to Rush Street Interactive, Inc.	95,906	(61,779)

Non-controlling interests	258,961	(205,550)
Total stockholders’ equity (deficit)	354,867	(267,329)
Total liabilities and stockholders’ equity (deficit)	$414,701	$308,560

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$122,800	$65,038	$234,620	$100,215

Operating costs and expenses
Costs of revenue	84,760	49,287	164,447	71,667
Advertising and promotions	37,543	7,445	79,759	15,915
General administration and other	11,768	58,399	28,332	75,165
Depreciation and amortization	914	457	1,588	916
Total operating costs and expenses	134,985	115,588	274,126	163,663
Loss from operations	(12,185)	(50,550)	(39,506)	(63,448)

Other income (expenses)
Interest expense, net	(17)	(40)	(30)	(85)
Change in fair value of warrant liabilities	—	—	41,802	—
Change in fair value of earnout interests liability	—	—	(13,740)	—
Total other income (expenses)	(17)	(40)	28,032	(85)
Loss before income taxes	(12,202)	(50,590)	(11,474)	(63,533)

Income tax expense	1,752	—	2,556	—
Net loss	$(13,954)	$(50,590)	$(14,030)	$(63,533)

Net loss attributable to non-controlling interests	(10,187)	—	(10,246)	—
Net loss attributable to Rush Street Interactive, Inc.	$(3,767)	$(50,590)	$(3,784)	$(63,533)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.06)	N/A	$(0.07)	N/A
Weighted average common shares outstanding – basic	59,163,547	N/A	53,093,129	N/A

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.06)	N/A	$(0.24)	N/A
Weighted average common shares outstanding – diluted	59,163,547	N/A	55,452,029	N/A

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(13,954)	$(50,590)	$(14,030)	$(63,533)

Other comprehensive income (loss)
Foreign currency translation adjustment	(268)	54	(892)	(310)
Comprehensive loss	$(14,222)	$(50,536)	$(14,922)	$(63,843)

Comprehensive loss attributable to non-controlling interests	(10,383)	—	(10,923)	—
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(3,839)	$(50,536)	$(3,999)	$(63,843)

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Amounts in thousands except for share amounts)

										Total
										Stockholders’
								Accumulated		Equity		Total
	Class A		Class V				Additional	Other		(Deficit)	Non-	Stockholders’
	Common Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Attributable	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	To RSI	Interests	(Deficit)
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	—	$—	$(18,402)	$93	$(43,490)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	571,239	—	—	—	—	—	2,772	—	—	2,772	8,804	11,576
Foreign currency translation adjustment	—	—	—	—	—	—	—	(143)	—	(143)	(481)	(624)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	75,372	—	—	75,374	184,521	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—	—	—	(850)	(2,615)	(3,465)
Settlement of earnout interests liability	—	—	—	—	—	—	83,093	—	—	83,093	281,695	364,788
Net loss	—	—	—	—	—	—	—	—	(17)	(17)	(59)	(76)
Balance at March 31, 2021 (Unaudited)	59,377,953	$6	160,000,000	$16	218,589	$(850)	$142,835	$(50)	$(43,507)	$98,450	$266,315	$364,765
Share-based compensation	18,125	—	—	—	—	—	1,295	—	—	1,295	3,366	4,661
Foreign currency translation adjustment	—	—	—	—	—	—	—	(72)	—	(72)	(196)	(268)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(337)	(337)
Net loss	—	—	—	—	—	—	—	—	(3,767)	(3,767)	(10,187)	(13,954)
Balance at June 30, 2021 (Unaudited)	59,396,078	$6	160,000,000	$16	218,589	$(850)	$144,130	$(122)	$(47,274)	$95,906	$258,961	$354,867

						Accumulated
	Class A		Class V		Additional	Other		Total	Non-
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Members’	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit	Deficit
Balance at December 31, 2019(1)	—	$—	—	$—	$—	$—	$—	$—	$—	$(3,368)	$(3,368)
Members’ contribution	—	—	—	—	—	—	—	—	—	2,000	2,000
Share-based compensation	—	—	—	—	—	—	—	—	—	285	285
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(364)	(364)
Net loss	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)
Balance at March 31, 2020 (Unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—	$(14,390)	$(14,390)
Members’ contribution	—	—	—	—	—	—	—	—	—	4,500	4,500
Share-based compensation	—	—	—	—	—	—	—	—	—	1,407	1,407
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	—	—	(50,590)	(50,590)
Balance at June 30, 2020 (Unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—	$(59,019)	$(59,019)
(1)	Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination.

See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(14,030)	$(63,533)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share-based compensation expense	16,237	67,259
Depreciation and amortization expense	1,588	916
Deferred income taxes	(437)	—
Noncash lease expense	139	95
Change in fair value of earnout interests liability	13,740	—
Change in fair value of warrant liabilities	(41,802)	—
Changes in assets and liabilities:
Players receivables	(3,931)	849
Due from affiliates	14,133	(9,077)
Prepaid expenses and other current assets	263	16
Other assets	(491)	(105)
Accounts payable	(6,693)	4,780
Accrued expenses and other current liabilities	3,521	(308)
Players liabilities	7,310	(96)
Deferred royalty	(41)	1,111
Lease liabilities	71	(91)
Net cash (used in) provided by operating activities	(10,423)	1,816

Cash flows from investing activities
Purchases of property and equipment	(844)	(809)
Acquisition of gaming licenses	(2,349)	(3,517)
Internally developed software costs	(1,820)	—
Investment in long-term time deposits	(250)	—
Net cash used in investing activities	(5,263)	(4,326)

Cash flows from financing activities
Proceeds from related party loan	—	650
Members’ capital contribution	—	6,500
Proceeds from shares issued for warrants	131,588	—
Repurchase of common stock	(3,465)	—
Principal payments of finance lease liabilities	(457)	—
Distributions paid to non-controlling interest holders	(337)	—
Net cash provided by financing activities	127,329	7,150
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(888)	(308)

Net change in cash, cash equivalents and restricted cash	110,755	4,332
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	262,065	10,543
Cash, cash equivalents and restricted cash, at the end of the period (1)	$372,820	$14,875

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,374	$971
Non-cash redemption of Private Placement and Working Capital Warrants	$50,798	$—
Non-cash settlement of Public Warrants	$77,509	$—
Non-cash settlement of earnout interests liability	$364,788	$—
Increase in accounts payable for property and equipment purchases	$17	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,313	$—
Cash paid for interest	$14	$81
(1)Cash and cash equivalents and Restricted cash are each included separately on the condensed consolidated balance sheets.

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

On December 29, 2020, dMY Technology Group, Inc. (“dMY”), a special purpose acquisition company incorporated in Delaware on September 27, 2019, completed the acquisition of certain units of RSILP pursuant to a Business Combination Agreement, dated as of July 27, 2020 (as amended and restated on October 9, 2020 and as further amended on December 4, 2020, the “Business Combination Agreement”), between RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), and Rush Street Interactive GP, LLC, a Delaware limited liability company, in its capacity as the Sellers’ Representative (in such capacity, the “Sellers’ Representative”).

In connection with the closing (the “Closing”) of the transactions described in the Business Combination Agreement (the “Business Combination”), the Company was reorganized in an umbrella partnership-C corporation, or UP-C, structure, in which substantially all of the assets of the combined company are held by RSILP and the Company’s only assets are its equity interests in RSILP (which are held indirectly through wholly-owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP (“RSILP Units”) and controls RSILP through RSI GP, and the Sellers owned approximately 76.9% of the RSILP Units and control the Company through their ownership of the Class V Common Stock, par value $0.0001 per share, of the Company (the “Class V Common Stock”). Upon consummation of the Business Combination, dMY changed its name to “Rush Street Interactive, Inc.” As of June 30, 2021, the Company and the Sellers owned approximately 27.0% and 73.0% of the RSILP Units, respectively.

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

The COVID-19 pandemic has significantly impacted RSI. The direct impact, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of stay-at-home orders and similar consumer restrictions. During that time, RSI experienced increased player activity that has continued to remain strong even after many of these orders were lifted. COVID-19 has also had a direct impact on sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. The suspension of sports seasons and sporting events reduced RSI’s customers’ use of, and spending on, RSI’s sports betting offerings. Primarily starting in the third quarter and continuing into the fourth quarter of 2020, most major professional sports leagues resumed their activities. The return of major sports and sporting events, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in the Company’s sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its directly and indirectly wholly owned subsidiaries. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as Non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of equity (deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations and comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.

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

RSILP was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	RSILP’s existing members, through their ownership of the Class V Common Stock, have the largest portion of the voting rights in the Company;
●	The Board of Directors of the Company and management are primarily composed of individuals associated with RSILP; and
●	RSILP is the larger entity based on historical operating activity and has the larger employee base.

Thus, the financial statements included in this Report reflect: (i) the historical operating results of RSILP prior to the Reverse Recapitalization; (ii) the combined results of the RSILP and dMY following the Business Combination; and (iii) the acquired assets and liabilities of dMY stated at historical cost, with no goodwill or other intangible assets recorded.

Certain prior period amounts have been reclassified to conform to the current period presentation.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss and changes in equity (deficit) for the three- and -six months ended June 30, 2021 and 2020, and the statement of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three-and-six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the player loyalty program and other discretionary player bonuses; deferred revenue relating to our social gaming revenue stream; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; and deferred taxes and amounts associated with the Tax Receivable Agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”).

Significant Accounting Policies

The following accounting policy is incremental to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies,” of its audited consolidated financial statements included in the Amended Annual Report.

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

Online casino and online sports betting

Online casino offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company generates revenue through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total player bets less amounts paid to players for winning bets, less other incentives awarded to players, plus or minus the change in the progressive jackpot liability, plus or minus the change in unsettled bets.

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

Social gaming

The Company provides a social gaming platform for players to enjoy free-to-play games that use virtual credits. While virtual credits are issued to players for free, some players may choose to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services, to provide social gaming services to players upon the redemption of virtual credits. Deferred revenue is recorded when players purchase virtual credits and revenue is recognized when the virtual credits are redeemed, and the Company’s performance obligation has been fulfilled.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenue for the three-and-six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Online casino and online sports betting	$121,207	$64,042	$231,185	$98,522
Retail sports betting	572	1	1,199	214
Social gaming	1,021	995	2,236	1,479
Total revenue	$122,800	$65,038	$234,620	$100,215

Revenue by geographic region for the three-and-six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
United States	$111,756	$62,334	$217,059	$95,217
Colombia	11,044	2,704	17,561	4,998
Total revenue	$122,800	$65,038	$234,620	$100,215

The Company included deferred revenue within Players’ liabilities in the condensed consolidated balance sheets. Deferred revenue includes unsettled player bets, unredeemed social gaming virtual credits and unredeemed bonus amounts. The deferred revenue balances were as follows:

($ in thousands)
Deferred revenue balance at December 31, 2020	$1,797
Deferred revenue balance at June 30, 2021	2,872
Revenue recognized in the period from amounts included in deferred revenue at December 31, 2020	800

4.    Intangible Assets, Net

The Company has the following intangible assets, net as of June 30, 2021 and December 31, 2020:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
($ in thousands)	Period	Amount	Amortization	Net
License Fees
June 30, 2021	7.61 years	$15,576	$(4,530)	$11,046
December 31, 2020	8.03 years	$13,225	$(3,475)	$9,750

Internally Developed Software
June 30, 2021	2.93 years	$1,820	$(45)	$1,775
December 31, 2020	—	—	—	—

Amortization expense was $0.6 million and $1.1 million for the three-and-six months ended June 30, 2021, respectively, compared to amortization expense of $0.3 million and $0.7 million in the same periods of 2020.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    Accrued Expenses

The Company has the following accrued expenses as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
($ in thousands)	2021	2020
Accrued compensation and related expenses	$3,128	$1,948
Accrued operating expenses	12,001	7,006
Accrued marketing expenses	13,627	12,093
Accrued professional fees	525	873
Due to affiliates	433	3,751
Accrued other	1,216	1,371
Total accrued expenses	$30,930	$27,042

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

Public Warrants

On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the six months ended June 30, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remain outstanding as of June 30, 2021.

The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million. The fair value of the Public Warrants was $88.1 million as of December 31, 2020.

Private Warrants

On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remain outstanding as of June 30, 2021.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair value of the Private Warrants was determined with Level 3 inputs using the Black-Scholes model. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the Closing, or December 29, 2025.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 26,	December 31,
	2021	2020
Exercise price	$11.50	$11.50
Stock price	$15.96	$22.76
Volatility	42.6%	41.4%
Term (years)	4.77	5.0
Risk-free interest rate	0.76%	0.37%

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

Earnout interests represented a freestanding financial instrument initially classified as liabilities on the accompanying condensed consolidated balance sheet as the Company determined that these financial instruments were not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value and were adjusted to fair value at each reporting date with changes in fair value recorded in Change in fair value of earnout interests liability in the consolidated statement of operations and comprehensive loss.

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    Equity

Non-Controlling Interest

The non-controlling interest represents the RSLIP Units held by holders other than the Company. As of December 31, 2020, the non-controlling interests owned 76.9% of the RSILP Units outstanding (which excluded the earnout interests that did not vest until January 2021). On January 13, 2021, the non-controlling interests increased to 78.1% when the earnout interests were fully earned and no longer subject to the applicable restrictions on transfer and voting. The non-controlling interests ownership decreased during June 2021, reflecting the additional issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants (see Note 9 for discussion of share-based compensation). As of June 30, 2021, the non-controlling interests owned 73.0% of the RSILP Units outstanding.

Treasury Stock

During the six months ended June 30, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares are considered issued but not outstanding.

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

The Company granted 344,848 and 3,992,352 restricted stock units (“RSUs”) during the three-and-six months ended June 30, 2021, respectively. Certain awards are based on service conditions and other awards are based on market conditions. The grant date fair value of the awards with service conditions is determined based on the quoted market price, while the grant date fair value of the awards with market-based conditions is estimated using a Monte Carlo simulation. RSU activity for the six months ended June 30, 2021 is as follows:

		Weighted average
	Number of units	grant price
Unvested balance at December 31, 2020	—	$—
Granted	3,647,504	15.85
Vested	(719,479)	15.85
Forfeited	—	—
Unvested balance at March 31, 2021	2,928,025	$15.85
Granted	344,848	17.60
Vested	(18,125)	15.40
Forfeited	(8,000)	15.85
Unvested balance at June 30, 2021	3,246,748	$16.04

The aggregate fair value of the RSUs granted during the three-and-six months ended June 30, 2021, was approximately $6.1 million and $63.9 million, respectively.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company granted 130,565 stock options during the three-and-six months ended June 30, 2021. The weighted-average grant date fair value of these stock options was $7.41 per option, with an aggregate fair value of approximately $1.0 million. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

June 30, 2021
Volatility rate	53.52%
Risk-free interest rate	1.66%
Average expected life (in years)	5.40
Dividend yield	None

As of June 30, 2021, the Company had unrecognized stock-based compensation expense related to RSUs and stock options of approximately $48.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.40 years.

During 2020, RSILP recognized share-based compensation expense related to profit interests granted by RSILP prior to the Business Combination.

Share-based compensation expense for the three-and-six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Costs of revenue	$298	$—	$1,213	$—
Advertising and promotions	636	—	2,334	—
General administration and other	3,727	53,769	12,690	67,259
Total share-based compensation expense	$4,661	$53,769	$16,237	$67,259

10.  Income Taxes

The income tax provision for the three-and-six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Income tax provision	$1,752	$—	$2,556	$—

The Company recognized federal, state and foreign income tax expense of $1.8 million and $2.6 million during the three-and-six months ended June 30, 2021, respectively, compared to $0 during the same periods in 2020. The effective tax rates for the three-and-six months ended June 30, 2021 were 14% and 22%, respectively,and were 0% during the same periods in 2020. The difference between the Company’s effective tax rate for the period ended June 30, 2021 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets and income tax rate differences related to its foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the three-or-six months ended June 30, 2020 primarily due to RSILP’s status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.

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

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of an increase in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units (as defined in the Business Combination Agreement) for Class A Common Stock (or cash at the Company’s option) pursuant to RSILP’s amended and restated limited partnership agreement and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income.

Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management has not recorded the deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability is $51.6 million as of both June 30, 2021 and December 31, 2020.

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

Prior to the Business Combination, the membership structure of RSILP included units that had profit interests. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Closing on December 29, 2020.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The basic and diluted loss per share for the three-and-six months ended June 30, 2021 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Numerator:
Net loss	$(13,954)	$(14,030)
Less: Net loss attributable to noncontrolling interests	(10,187)	(10,246)
Net loss attributable to Rush Street Interactive, Inc. – basic	$(3,767)	$(3,784)
Effect of dilutive securities:
Warrants, net of amounts attributable to noncontrolling interests	—	(9,569)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(3,767)	$(13,353)
Denominator:
Weighted average common shares outstanding – basic	59,163,547	53,093,129
Weighted average effect of dilutive securities:
Public Warrants(1)	—	1,376,624
Private Placement and Working Capital Warrants(1)	—	982,276
Weighted average common shares outstanding – diluted	59,163,547	55,452,029

Net loss per Class A common share – basic	$(0.06)	$(0.07)
Net loss per Class A common share – diluted	$(0.06)	$(0.24)
(1)	Calculated using the treasury stock method.

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

RSILP Units(1)	160,000,000
Unvested Restricted Stock Units	3,246,748
Unvested Stock Options	130,565
(1)

These RSILP Units are held by the Sellers pursuant to the Business Combination, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.

RUSH STREET INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Related Parties

Services Agreement

At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm and Greg Carlin, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to legal and compliance, human resources and information technology (in each case as more fully described in the Services Agreement). RSG had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $0.2 million and $0.5 million for the three-and-six months ended June 30, 2021, respectively. compared to $0.4 million and $0.6 million for the same periods in 2020, respectively. Payables due to RSG for support services were $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively. These support services are recorded as General administration and other in the accompanying condensed consolidated statements of operations and comprehensive loss and any payables to RSG are recorded as Accrued expenses within the accompanying condensed consolidated balance sheets.

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

Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting and social gaming under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $14.5 million and $27.3 million for the three-and-six months ended June 30, 2021, compared to $10.5 million and $13.2 million for the same periods in 2020, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliate land-based casinos were $14.6 million and $28.8 million at June 30, 2021 and December 31, 2020, respectively.

In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the six months ended June 30, 2021 and 2020 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the consolidated financial statements as of June 30, 2021 or December 31, 2020.

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

A complaint in a case styled Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was amended on September 15, 2020.  The amended complaint alleges that Todd Anderson was offered a 1% equity stake in the Company in 2012 that was never issued and asserts breach of contract, promissory estoppel and unjust enrichment claims to recover damages. On October 13, 2020, the Company filed a motion to dismiss all of the alleged claims asserted in the complaint and that motion is currently pending. The Company believes that the complaint is without merit and intends to defend against it but cannot predict the outcome of the potential impact of this lawsuit. The potential result is not able to be estimated and, therefore, the Company has not recorded a loss or related accrual on its condensed consolidated financial statements related to this matter.

Other Contractual Obligations

The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

From July 1, 2021 to December 31, 2021	$11,302
Year ending December 31, 2022	11,617
Year ending December 31, 2023	8,076
Year ending December 31, 2024	1,693
Year ending December 31, 2025	10,651
Thereafter	24,577
Total(1)	$67,916
(1)	Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.2 million, obligations under non-cancelable contracts with marketing vendors totaling $29.4 million, license and market access commitments totaling $36.2 million and other non-cancelable costs totaling $0.1 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context requires otherwise, all references in this Report to the “Company,” “we,” “us,” or “our” refer to the business of Rush Street Interactive, LP and its subsidiaries prior to the consummation of the previously disclosed business combination between dMY Technology Group, Inc. and Rush Street Interactive, LP on December 29, 2020 (the “Business Combination”), and Rush Street Interactive, Inc. and its subsidiaries after the consummation of the Business Combination.

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

		Online Sports	Retail Sports
U.S. State	Online Casino	Betting	Betting
Colorado		✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Michigan	✓	✓	✓
Pennsylvania	✓	✓	✓
New Jersey	✓	✓
New York			✓
Virginia		✓
West Virginia	✓

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

The COVID-19 pandemic has significantly impacted our business. The direct impact on our business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being required to stay home and restrict their traveling or otherwise voluntarily doing such. During the period of these stay-at-home orders, our business volume significantly increased and has continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. While most major professional sports leagues resumed their activities primarily starting in the second half of 2020, the second quarter of 2021 is still being impacted by the COVID-19 pandemic. For example, the number of games in the NBA’s 2020-2021 and NHL’s 2021 season were reduced, NCAA basketball has had teams withdraw from conference tournaments due to COVID-19 issues and nearly every major professional sports league has experienced postponed, rescheduled or canceled games, or players or teams being excluded from certain games or events due to COVID-19.

The return of major sports and sporting events during the second half of 2020, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in our sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The alteration of sports seasons and sporting events, including the postponement or cancelation of events, during the second quarter of 2021 reduced our customers’ use of, and spending on, our sports betting offerings and from time to time caused us to issue refunds for canceled events. Additionally, while many bricks-and-mortar casinos where we operate retail sports betting have reopened, visitation at these casinos is still generally below their pre-COVID-19 levels. Ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.

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

The chart below presents our average MAUs for the six months ended June 30, 2021 and 2020:

Average Monthly Active Users
106,746
43,174
Six Months Ended
June 30, 2021
Six Months Ended
June 30, 2020

The increase in MAUs was mainly due to our continued growth in existing markets such as Pennsylvania, New Jersey, Illinois, Indiana, Colorado and Colombia, as well as our expansion into new markets such as Michigan, West Virginia, Virginia and Iowa, that had not launched until after June 30, 2020. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.

Average Revenue Per Monthly Active User

ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the six months ended June 30, 2021 and 2020:

Average Revenue per Monthly Active User
$339
$361
Six Months Ended
June 30, 2021
Six Months Ended
June 30, 2020

The year-over-year decrease in ARPMAU was mainly due to our recent expansion into new markets that only offer online sports betting (e.g., Colorado, Illinois, Iowa, Virginia), as sports betting customers generally generate less revenue per user than casino customers.

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

We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because certain expenses are either non-cash (for example, depreciation and amortization, and share-based compensation) or are not related to our underlying business performance (for example, interest income or expense).

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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest U.S. GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(13,954)	$(50,590)	$(14,030)	$(63,533)

Depreciation and amortization	914	457	1,588	916
Interest expense, net	17	40	30	85
Income tax expense	1,752	—	2,556	—
Change in fair value of warrant liability	—	—	(41,802)	—
Change in fair value of earnout interests liability	—	—	13,740	—
Share-based compensation	4,661	53,769	16,237	67,259
Adjusted EBITDA	$(6,610)	$3,676	$(21,681)	$4,727

Key Components of Revenue and Expenses

Revenue

We offer real-money online casino, online sports betting and/or retail sports betting in ten U.S. states and Colombia. We also provide social gaming (where permitted), where players are given virtual credits to enjoy free-to-play games.

Our revenue is predominantly generated from our U.S. operations with the remaining revenue being generated from our Colombian operations. We generate revenue primarily through the following offerings.

Online Casino

Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette) and slot machines. For these offerings, we function similarly to bricks-and-mortar casinos, generating revenue through hold, or gross winnings, as players play against the house. Like bricks-and-mortar casinos, there is volatility with online casino, but as the number of bets placed increases, the revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than online sports betting revenue.

Our online casino offering consists of a combination of licensed content from leading suppliers in the industry, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from their casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to players in jurisdictions where use is approved by the regulatory authorities. We pay much lower fees on revenue generated through our in-house developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.

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

Social Gaming

We provide social gaming (where permitted) where players are given virtual credits to enjoy free-to-play games. Players who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.

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

Costs and Expenses

Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v)  salaries, benefits and share-based compensation for dedicated personnel. These costs are variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based operators that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).

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

With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of our advertising methods and channels.

General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of market access licenses, gaming jurisdictional licenses, internally developed software, and finance lease right-of-use asset amortization over their useful lives.

Results of Operations

The following tables set forth a summary of our consolidated results of operations for the interim periods indicated, and the changes between periods. We have derived these data from our unaudited condensed consolidated financial statements included elsewhere in this Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended
	June 30,		Change
($ in thousands)	2021	2020	$	%
Revenue	$122,800	$65,038	$57,762	89%
Costs of revenue	84,760	49,287	35,473	72%
Advertising and promotions	37,543	7,445	30,098	404%
General administration and other	11,768	58,399	(46,631)	80%
Depreciation and amortization	914	457	457	100%
Loss from operations	(12,185)	(50,550)	38,365	76%
Interest expense, net	(17)	(40)	23	58%
Loss before income taxes	(12,202)	(50,590)	38,388	76%
Income tax expense	1,752	—	1,752	100%
Net loss	$(13,954)	$(50,590)	$36,636	72%

Revenue. Revenue increased by $57.8 million, or 89%, to $122.8 million for the three months ended June 30, 2021 as compared to $65.0 million for the same period in 2020. The increase was mainly due to and directly correlated with our continued growth in existing markets such as Pennsylvania, New Jersey, Illinois, Indiana, Colorado and Colombia, as well as our expansion into new markets such as Michigan, West Virginia, Virginia and Iowa, that had not launched until after June 30, 2020. The increase reflects higher period-over-period online casino and sports betting revenue of $57.1 million, social gaming revenue of $0.1 million and retail sports betting revenue of $0.6 million.

Costs of Revenue. Costs of revenue increased by $35.5 million, or 72%, to $84.8 million for the three months ended June 30, 2021 as compared to $49.3 million for the same period in 2020. The increase was mainly due to and directly correlated with our expansion and continued growth in existing and new markets. Market access costs, operating expenses, gaming taxes and payment processing costs contributed $4.5 million, $6.8 million, $18.1 million and $5.1 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs and other costs of revenue contributing to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 69% for the three months ended June 30, 2021 as compared to 76% for the same period in 2020.

Advertising and Promotions. Advertising and promotions expense increased by $30.1 million, or 404%, to $37.5 million for the three months ended June 30, 2021 as compared to $7.4 million for the same period in 2020. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and use of our offerings, such as executing strategic marketing or sponsorship arrangements with the Chicago Bears. Advertising and promotions expense as a percentage of revenue increased to 31% for the three months ended June 30, 2021 as compared to 11% for the same period in 2020.

General Administration and Other. General administration and other expense decreased by $46.6 million, or 80%, to $11.8 million for the three months ended June 30, 2021 as compared to $58.4 million for the same period in 2020. The decrease was due to a reduction in share-based compensation expense of $49.1, which was partially offset by an increase in other general and administration expenses of $2.5 million. General administration and other expense as a percentage of revenue decreased to 10% for the three months ended June 30, 2021 as compared to 90% for the same period in 2020.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.45 million, or 100%, to $0.9 million for the three months ended June 30, 2021 as compared to $0.45 million for the same period in 2020. The increase was mainly due to additional purchases of property and equipment and related depreciation expense, and additional acquisition of gaming licenses, amounts paid for internally developed software, and capitalization of certain leases and related amortization expense. Depreciation and amortization expense as a percentage of revenue was 1% for the three months ended June 30, 2021 and 2020.

Interest expense, net. Interest expense, net was less than $0.1 million for each of the three months ended June 30, 2021 and 2020.

Income tax expense. Income tax expense was $1.8 million for the three months ended June 30, 2021 and zero for the same period in 2020. Income tax expense for the six months ended June 30, 2021 related to foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the three months ended June 30, 2020 primarily due to RSILP’s status as a pass-through entity for U.S. federal income tax purposes. Income tax expense as a percentage of revenue increased to 1% for the three months ended June 30, 2021 as compared to 0% for the same period in 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,		Change
($ in thousands)	2021	2020	$	%
Revenue	$234,620	$100,215	$134,405	134%
Costs of revenue	164,447	71,667	92,780	129%
Advertising and promotions	79,759	15,915	63,844	401%
General administration and other	28,332	75,165	(46,833)	62%
Depreciation and amortization	1,588	916	672	73%
Loss from operations	(39,506)	(63,448)	23,942	38%
Interest expense, net	(30)	(85)	55	65%
Change in fair value of warrant liabilities	41,802	—	41,802	100%
Change in fair value of earnout interests liability	(13,740)	—	(13,740)	100%
Income (loss) before income taxes	(11,474)	(63,533)	52,059	82%
Income tax expense	2,556	—	2,556	100%
Net loss	$(14,030)	$(63,533)	$49,503	78%

Revenue. Revenue increased by $134.4 million, or 134%, to $234.6 million for the six months ended June 30, 2021 as compared to $100.2 million for the same period in 2020. The increase was mainly due to and directly correlated with our continued growth in existing markets such as Pennsylvania, New Jersey, Illinois, Indiana, Colorado and Colombia, as well as our expansion into new markets such as Michigan, West Virginia, Virginia and Iowa, that had not launched until after June 30, 2020. The increase reflects higher period-over-period online casino and sports betting revenue of $132.7 million, social gaming revenue of $0.7 million and retail sports betting revenue of $1.0 million.

Costs of Revenue. Costs of revenue increased by $92.7 million, or 129%, to $164.4 million for the six months ended June 30, 2021 as compared to $71.7 million for the same period in 2020. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets. Market access costs, operating expenses, gaming taxes and payment processing costs contributed $14.9 million, $15.1 million, $49.1 million and $11.1 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs and other costs of revenue contributing to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 70% for the six months ended June 30, 2021 as compared to 72% for the same period in 2020.

Advertising and Promotions. Advertising and promotions expense increased by $63.9 million, or 401%, to $79.8 million for the six months ended June 30, 2021 as compared to $15.9 million for the same period in 2020. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for our offerings, such as executing strategic marketing or sponsorship arrangements with the three-time NBA champion Detroit Pistons, hall of famer Jerome Bettis, legendary NBA coach George Karl, nine-time First Division/Premier League champions, Everton Football Club, and the Chicago Bears. Advertising and promotions expense as a percentage of revenue increased to 34% for the six months ended June 30, 2021 as compared to 16% for the same period in 2020.

General Administration and Other. General administration and other expense decreased by $46.9 million, or 62%, to $28.3 million for the six months ended June 30, 2021 as compared to $75.2 million for the same period in 2020. The decrease was due to a reduction in share-based compensation expense of $51.0, which was partially offset by an increase in other general and administration expenses of $4.1 million. General administration and other expense as a percentage of revenue decreased to 12% for the six months ended June 30, 2021 as compared to 75% for the same period in 2020.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 73%, to $1.6 million for the six months ended June 30, 2021 as compared to $0.9 million for the same period in 2020. The increase was mainly due to additional purchases of property and equipment and related depreciation expense, and additional acquisition of gaming licenses, amounts paid for internally developed software, and capitalization of certain leases and related amortization expense. Depreciation and amortization expense as a percentage of revenue was 1% for the six months ended June 30, 2021 and 2020.

Interest expense, net. Interest expense, net was less than $0.1 million for the six months ended June 30, 2021 and 2020.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $41.8 million for the six months ended June 30, 2021 due to fair value changes in the warrant liabilities. We did not have similar instruments in the six months ended June 30, 2020 and therefore no loss on remeasurement was recorded in the prior period.

Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was $13.7 million for the six months ended June 30, 2021 due to fair value changes in the earnout interests liability. We did not have similar instruments in the six months ended June 30, 2020 and therefore no loss on remeasurement was recorded in the prior period.

Income tax expense. Income tax expense was $2.6 million for the six months ended June 30, 2021 and zero for the same period in 2020. Income tax expense for the six months ended June 30, 2021 related to foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the six months ended June 30, 2020 primarily due to RSILP’s status as a pass-through entity for U.S. federal income tax purposes. Income tax expense as a percentage of revenue increased to 1% for the six months ended June 30, 2021 as compared to 0% for the same period in 2020.

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

From a legislative perspective, we are continuing to see strong momentum to legalize and regulate online sports betting in new U.S. jurisdictions. As expected, in many cases these new U.S. jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we are also continuing to see strong momentum for online casino in several U.S. jurisdictions that are looking for additional revenue sources to fund expanding budgets.

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

We had $360.8 million in cash and cash equivalents as of June 30, 2021 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdiction and products). On February 22, 2021, we announced the redemption (the “Redemption”) of all the Company’s warrants to purchase Class A common stock (“Class A Common Stock”) that were issued to third parties in connection with dMY Technology Group, Inc.’s initial public offering (the “Public Warrants”), which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the six-months ended June 30, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million. We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows and proceeds from the Redemption of the Public Warrants.

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

Debt

As of June 30, 2021, we had no debt outstanding. We have an outstanding letter of credit for $0.45 million in connection with our operations in Colombia, for which no amounts have been drawn as of June 30, 2021.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
($ in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(10,423)	$1,816
Net cash used in investing activities	(5,263)	(4,326)
Net cash provided by financing activities	127,329	7,150
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(888)	(308)
Net change in cash, cash equivalents and restricted cash	$110,755	$4,332

Operating activities. Net cash used in operating activities for the six months ended June 30, 2021 was $10.4 million, as compared to $1.8 million provided by operating activities for the same period in 2020. The difference of $12.2 million reflects a lower period-over-period net loss totaling $49.5 million and improvement in working capital totaling $17.1 million, which was more than offset by a decrease in non-cash expenses totaling $78.8 million. The decrease in non-cash expenses of $78.8 million was driven primarily by a decrease in share-based compensation expense totaling $51.0 million and a change in fair value of warrant liabilities totaling $41.8, which was partially offset by a change in fair value of earnout interests liability totaling $13.7 million and an increase in other non-cash expenses totaling $0.3 million.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2021 increased by $1.0 million to $5.3 million, as compared to $4.3 million during the same period in 2020. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $1.8 million and additional investments in long-term time deposits totaling $0.3 million, which was partially offset by lower period-over-period cash paid to acquire gaming licenses totaling $1.2 million and property and equipment purchases totaling $0.1 million.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2021 increased by $120.1 million to $127.3 million, as compared to $7.2 million for the same period in 2020. The increase reflects the proceeds from the exercise of Public Warrants totaling $131.6 million, partially offset by repurchases of Class A Common Stock totaling $3.5 million, principal payments of finance lease liabilities totaling $0.5 million, and distributions paid to non-controlling interest holders totaling $0.3 million. Cash provided by financing activities for the six months ended June 30, 2020 includes member contributions totaling $6.5 million and proceeds from a related-party loan totaling $0.7 million.

Contractual Obligations

Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of June 30, 2021.

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

Other than what is indicated below, there were no changes during the six months ended June 30, 2021, to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 25, 2021 and as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A, as filed with the SEC on April 30, 2021 and May 7, 2021, respectively (collectively, our “Amended Annual Report”). For a complete discussion of our critical accounting policies, refer to our Amended Annual Report.

Share-based Compensation

Our historical and outstanding share-based compensation awards are described in Note 9 to our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report. We have issued stock-based awards with service-based conditions or market-based conditions.

Share-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Following the Business Combination, the fair value of our Class A Common Stock is now determined based on the quoted market price. To estimate the fair value of stock option awards, the Black-Scholes model was used and a Monte Carlo simulation was used to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our share-based compensation expense for future periods could be materially different, including as a result of adjustments to share-based compensation expense recorded for prior period.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We operate in the United States and Latin America. As such, we have been exposed in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.

Interest Rate Risk

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $372.8 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. A 10% increase or decrease in the interests rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2021.

Foreign Currency Exchange Rate Risk

We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our functional and reporting currency. We do not currently hedge our foreign exchange exposure. Our foreign currency exposure is primarily with respect to the Colombian Peso. Colombia accounted for less than 8% of our revenue for the three-and-six months ended June 30, 2021 and 2020. A 10% increase or decrease in the value of these currencies to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three-and-six months ended June 30, 2021.

Item 4.Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the

Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

As previously reported, the Company identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in February 2020 and the closing of the Business Combination in December 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

To remediate this material weakness, we expanded and improved our review process for complex securities and related accounting standards. We also further improved this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals.

As of June 30, 2021, the Company’s remediation plan has been implemented. The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that its internal controls are operating effectively. While management believes the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Other than the item noted above, there has been no change in the Company’s internal control over financial reporting as of June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.Legal Proceedings.

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

Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC

A complaint in the case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the U.S. District Court for the Northern District of Illinois, was served on us on August 18, 2020 and was subsequently amended and served on us on September 15, 2020. The complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts breach of contract, promissory estoppel and unjust enrichment claims to recover damages. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint and that motion is currently pending. We believe we have multiple defenses and grounds for dismissal of the claim and intend to defend against the claim vigorously.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Amended Annual Report.

Item 6.Exhibits.

The following exhibits are being filed or furnished, as applicable, herewith:

Exhibit Number	Description
10.1§*	Form of Restricted Stock Unit Agreement (Executive Chairman).
10.2§*	Form of Non-Qualified Stock Option Agreement (Executive Chairman).
10.3§*	Form of Performance Share Unit Agreement (Executive Chairman).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
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

RUSH STREET INTERACTIVE, INC.

August 13, 2021	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)