Form 10-Q
period 2021-09-30
Rush Street Interactive, Inc.
filed 2021-11-12
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
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
As of November 9, 2021, there were 59,255,080 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 159,958,729 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects;
•economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling their seasons due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;
•our growth prospects may suffer if we are unable to develop successful offerings, if we fail to pursue additional offerings or if we lose any of our key executives or other key employees;
•our business is subject to a variety of U.S. and foreign laws (including Colombia and Canada, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
•failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us;
•we rely on information technology and other systems and platforms (including reliance on third-party providers to validate the identity and location of our customers and to process customer deposits and withdrawals), and any breach or disruption of such information technology could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties;
•the requirements of being a public company, including compliance with the SEC’s requirements regarding internal controls over financial reporting, may strain our resources and divert our attention, and the increases in legal, accounting and compliance expenses that may continue to arise as a result of us becoming a publicly listed company may be greater than we anticipate;
•we license certain trademarks and domain names to Rush Street Gaming, LLC (“RSG”) and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects; and
•we currently and will likely continue to rely on licenses and service agreements to use the intellectual property rights of third parties that are incorporated into or used in our products and services.
Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in
i

any forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.
Limitations of Key Metrics and Other Data
The numbers for our key metrics, which include our monthly active users (“MAUs”) and average revenue per MAU (“ARPMAU”), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base and activity levels for the applicable period of measurement, there are inherent challenges in measuring usage of our offerings across large online and mobile populations based in numerous jurisdictions. In addition, we continuously seek to improve our estimates of our user base and user activity, and such estimates may change due to improvements or changes in our methodology.
We regularly evaluate these metrics to estimate the number of “duplicate” accounts among our MAUs and remove the effects of such duplicate accounts on our key metrics. A duplicate account is one that a user maintains in addition to his or her principal account. Generally, duplicate accounts arise as a result of users signing up to use more than one of our brands (i.e., BetRivers, PlaySugarHouse and RushBet) or to use our offerings in more than one jurisdiction, for instance when a user lives in New Jersey but works in Pennsylvania. The estimates of duplicate accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or usernames. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate accounts and may improve our ability to evaluate a broader population of our users. Duplicate accounts are very difficult to measure, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.
We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our key metrics and related information and estimates, including the definitions and calculations of the same, may differ from those published by third parties or from similarly titled metrics of our competitors due to differences in operations, offerings, methodology and access to information.
The data and numbers used to calculate MAUs and ARPMAU discussed in this Report only include U.S.-based users unless stated otherwise.
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$346,632	$255,622
Restricted cash	13,654	6,443
Players’ receivables	8,194	779
Due from affiliates	25,878	28,764
Prepaid expenses and other current assets	2,975	2,871
Total current assets	397,333	294,479

Intangible assets, net	14,412	9,750
Property and equipment, net	4,560	2,016
Operating lease right-of-use asset, net	1,326	1,100
Other assets	3,418	1,215
Total assets	$421,049	$308,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,917	$11,994
Accrued expenses	44,992	27,042
Players’ liabilities	17,491	8,500
Deferred royalty, short-term	365	195
Operating lease liabilities, short-term	472	226
Earnout interests liability	—	351,048
Other current liabilities	2,744	1,983
Total current liabilities	75,981	400,988

Deferred royalty, long-term	3,562	3,813
Operating lease liabilities, long-term	941	979
Warrant liabilities	—	170,109
Other long-term liabilities	337	—
Total liabilities	80,821	575,889

Commitments and contingencies

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 59,437,349 and 44,792,517 shares issued as of September 30, 2021 and December 31, 2020, respectively; 59,218,760 and 44,792,517 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	6	4
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 159,958,729 and 160,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16	16
Treasury stock, 218,589 and zero shares as of September 30, 2021 and December 31, 2020, respectively	(850)	—
Additional paid-in capital	163,811	—
Accumulated other comprehensive income (loss)	(167)	93
Accumulated deficit	(70,976)	(61,892)
Total stockholders’ equity (deficit) attributable to Rush Street Interactive, Inc.	91,840	(61,779)

Non-controlling interests	248,388	(205,550)
Total stockholders’ equity (deficit)	340,228	(267,329)
Total liabilities and stockholders’ equity (deficit)	$421,049	$308,560
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$122,920	$78,237	$357,540	$178,452

Operating costs and expenses
Costs of revenue	81,221	47,107	245,668	118,774
Advertising and promotions	46,077	17,506	125,836	33,421
General administration and other	12,318	39,650	40,650	114,815
Depreciation and amortization	1,007	452	2,595	1,368
Total operating costs and expenses	140,623	104,715	414,749	268,378
Loss from operations	(17,703)	(26,478)	(57,209)	(89,926)

Other income (expenses)
Interest expense, net	(11)	(16)	(41)	(101)
Change in fair value of warrant liabilities	—	—	41,802	—
Change in fair value of earnout interests liability	—	—	(13,740)	—
Total other income (expenses)	(11)	(16)	28,021	(101)
Loss before income taxes	(17,714)	(26,494)	(29,188)	(90,027)

Income tax expense	1,225	—	3,781	—
Net loss	$(18,939)	$(26,494)	$(32,969)	$(90,027)

Net loss attributable to non-controlling interests	(13,639)	—	(23,885)	—
Net loss attributable to Rush Street Interactive, Inc.	$(5,300)	$(26,494)	$(9,084)	$(90,027)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.09)	N/A	$(0.16)	N/A
Weighted average common shares outstanding – basic	59,191,384	N/A	55,148,218	N/A

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.09)	N/A	$(0.33)	N/A
Weighted average common shares outstanding – diluted	59,191,384	N/A	56,488,691	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(18,939)	$(26,494)	$(32,969)	$(90,027)

Other comprehensive loss
Foreign currency translation adjustment	(168)	(134)	(1,060)	(444)
Comprehensive loss	$(19,107)	$(26,628)	$(34,029)	$(90,471)

Comprehensive loss attributable to non-controlling interests	(13,762)	—	(24,685)	—
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(5,345)	$(26,628)	$(9,344)	$(90,471)
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	—	$—	$—	$93	$(61,892)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	571,239	—	—	—	—	—	2,772	—	—	2,772	8,804	11,576
Foreign currency translation adjustment	—	—	—	—	—	—	—	(143)	—	(143)	(481)	(624)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	75,372	—	—	75,374	184,521	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—	—	—	(850)	(2,615)	(3,465)
Settlement of earnout interests liability	—	—	—	—	—	—	83,093	—	—	83,093	281,695	364,788
Net loss	—	—	—	—	—	—	—	—	(17)	(17)	(59)	(76)
Balance at March 31, 2021 (Unaudited)	59,377,953	$6	160,000,000	$16	218,589	$(850)	$161,237	$(50)	$(61,909)	$98,450	$266,315	$364,765
Share-based compensation	18,125	—	—	—	—	—	1,295	—	—	1,295	3,366	4,661
Foreign currency translation adjustment	—	—	—	—	—	—	—	(72)	—	(72)	(196)	(268)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(337)	(337)
Net loss	—	—	—	—	—	—	—	—	(3,767)	(3,767)	(10,187)	(13,954)
Balance at June 30, 2021 (Unaudited)	59,396,078	$6	160,000,000	$16	218,589	$(850)	$162,532	$(122)	$(65,676)	$95,906	$258,961	$354,867
Share-based compensation	—	—	—	—	—	—	1,279	—	—	1,279	3,189	4,468
RSILP Unit Exchange	41,271	—	(41,271)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(45)	—	(45)	(123)	(168)
Net loss	—	—	—	—	—	—	—	—	(5,300)	(5,300)	(13,639)	(18,939)
Balance at September 30, 2021 (Unaudited)	59,437,349	$6	159,958,729	$16	218,589	$(850)	$163,811	$(167)	$(70,976)	$91,840	$248,388	$340,228

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Non- Controlling Interests	Members’ Deficit	Total Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019(1)	—	$—	—	$—	$—	$—	$—	$—	$—	$(3,368)	$(3,368)
Members’ contribution	—	—	—	—	—	—	—	—	—	2,000	2,000
Share-based compensation	—	—	—	—	—	—	—	—	—	285	285
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(364)	(364)
Net loss	—	—	—	—	—	—	—	—	—	(12,943)	(12,943)
Balance at March 31, 2020 (Unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—	$(14,390)	$(14,390)
Members’ contribution	—	—	—	—	—	—	—	—	—	4,500	4,500
Share-based compensation	—	—	—	—	—	—	—	—	—	1,407	1,407
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	—	—	(50,590)	(50,590)
Balance at June 30, 2020 (Unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—	$(59,019)	$(59,019)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(134)	(134)
Net loss	—	—	—	—	—	—	—	—	—	(26,494)	(26,494)
Balance at September 30, 2020 (Unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—	$(85,647)	$(85,647)
_____________________________________
(1)Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination.
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(32,969)	$(90,027)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share-based compensation expense	20,705	103,282
Depreciation and amortization expense	2,595	1,368
Deferred income taxes	(228)	—
Noncash lease expense	241	155
Change in fair value of earnout interests liability	13,740	—
Change in fair value of warrant liabilities	(41,802)	—
Changes in assets and liabilities:
Players receivables	(7,415)	1,192
Due from affiliates	2,886	(32,000)
Prepaid expenses and other current assets	646	(3,352)
Other assets	(225)	(158)
Accounts payable	(2,122)	6,434
Accrued expenses and other current liabilities	18,620	13,732
Players liabilities	8,991	986
Deferred royalty	(81)	1,091
Lease liabilities	(259)	(144)
Net cash (used in) provided by operating activities	(16,677)	2,559

Cash flows from investing activities
Purchases of property and equipment	(1,987)	(909)
Acquisition of gaming licenses	(3,472)	(3,787)
Internally developed software costs	(2,984)	—
Investment in equity	(1,500)	—
Short-term advances	(750)	—
Investment in long-term time deposits	(250)	—
Net cash used in investing activities	(10,943)	(4,696)

Cash flows from financing activities
Proceeds from related party loan	—	650
Members’ capital contribution	—	6,500
Proceeds from shares issued for warrants	131,588	—
Repurchase of common stock	(3,465)	—
Principal payments of finance lease liabilities	(870)	—
Distributions paid to non-controlling interest holders	(337)	—
Net cash provided by financing activities	126,916	7,150
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,075)	(441)

Net change in cash, cash equivalents and restricted cash	98,221	4,572
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	262,065	10,543
Cash, cash equivalents and restricted cash, at the end of the period (1)	$360,286	$15,115

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,765	$971
Non-cash redemption of Private Placement and Working Capital Warrants	$50,798	$—
Non-cash settlement of Public Warrants	$77,509	$—
Non-cash settlement of earnout interests liability	$364,788	$—
Increase in accounts payable for property and equipment purchases	$45	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,180	$—
Cash paid for interest	$21	$101
_____________________________________
(1)Cash and cash equivalents and Restricted cash are each included separately on the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business
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
In connection with the closing (the “Closing”) of the transactions described in the Business Combination Agreement (the “Business Combination”), the Company was reorganized into an umbrella partnership-C corporation, or UP-C, structure, in which substantially all of the assets of the combined company are held by RSILP and the Company’s only assets are its equity interests in RSILP (which are held indirectly through wholly-owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP (“RSILP Units”) and controls RSILP through RSI GP, and the Sellers owned approximately 76.9% of the RSILP Units and control the Company through their ownership of the Class V Common Stock, par value $0.0001 per share, of the Company (the “Class V Common Stock”). Upon consummation of the Business Combination, dMY changed its name to “Rush Street Interactive, Inc.” As of September 30, 2021, the Company and the Sellers owned approximately 27.02% and 72.98% of the RSILP Units, respectively.
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
The COVID-19 pandemic has significantly impacted RSI. The direct impact to the business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being ordered or requested to stay home and restrict their traveling or otherwise voluntarily choosing to stay home or restrict travel. During the periods affected by government imposed stay-at-home orders, the Company’s business volume significantly increased and has since continued to remain strong as many of these orders were lifted. COVID-19 directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. While most major professional sports leagues resumed their activities primarily starting in the second half of 2020, the third quarter of 2021 was still impacted by the COVID-19 pandemic. For example, the number of games in the NBA’s 2020-2021 and NHL’s 2021 season were reduced and nearly every major professional sports league has experienced postponed, rescheduled or canceled games, or players or teams being excluded from certain games or events due to COVID-19, COVID-19 protocols or local COVID-19 vaccine requirements.

The return of major sports and sporting events during the second half of 2020, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in the Company’s sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The alteration of sports seasons and sporting events, including the postponement or cancellation of events, during the third quarter of 2021 reduced the Company’s customers’ use of, and spending on, the Company’s sports betting offerings

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and from time to time caused us to issue refunds for canceled events. Additionally, while many bricks-and-mortar casinos where we operate retail sports betting have reopened, visitation at these casinos is still generally below their pre-COVID-19 levels. Ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.
The Company’s revenues vary based on sports seasons and sporting events, among other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect the Company’s revenue, possibly materially. However, the Company’s online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for RSI offerings, reducing cash flows and revenues, thus materially harming the business, financial condition and results of operations. In addition, a uptick in COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe, and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021 and as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A, as filed with the SEC on April 30, 2021 and May 7, 2021, respectively (collectively referred to herein as “Amended Annual Report”).
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as Non-controlling interests in the Company’s condensed consolidated balance sheets and Condensed Consolidated Statements of Equity (Deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net loss attributable to non-controlling interests in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. All intercompany accounts and transactions have been eliminated upon consolidation.
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
RSILP was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•RSILP’s existing members, through their ownership of the Class V Common Stock, have the largest portion of the voting rights in the Company;
•The Company's Board of Directors and management are primarily composed of individuals associated with RSILP; and

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•RSILP is the larger entity based on historical operating activity and has the larger employee base.
Thus, the financial statements included in this Quarterly Report on Form 10-Q reflect: (i) the historical operating results of RSILP prior to the Reverse Recapitalization; (ii) the combined results of the RSILP and dMY following the Business Combination; and (iii) the acquired assets and liabilities of dMY stated at historical cost, with no goodwill or other intangible assets recorded.
Certain prior period amounts have been reclassified to conform to the current period presentation, including the $18.4 million reclassification of negative Additional paid-in capital to Accumulated deficit as of December 31, 2020.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Loss and Changes in Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020, and the statement of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards, long-lived assets and investments in equity; the estimated useful lives of property, equipment, and intangible assets; redemption rate assumptions associated with the player loyalty program and other discretionary player bonuses; deferred revenue relating to the Company’s social gaming revenue stream; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; and deferred taxes and amounts associated with the Tax Receivable Agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”).
Significant Accounting Policies
The following accounting policies are incremental to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies,” of its audited consolidated financial statements included in the Amended Annual Report.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in equity

The Company accounts for investments in equity that are within the scope of ASC 321-10, Investments - Equity Securities (“ASC 321-10”) as either (1) investments with a readily determinable fair value, which are recorded at fair value; or (2) investments without a readily determinable fair value, which are recorded at cost less any impairment. Equity investments that are initially concluded to not have a readily determinable fair value are reassessed at each reporting period. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it measures the equity security at fair value as of the date that the observable transaction occurred using valuation techniques that are permitted under ASC 820, Fair Value Measurement.

During the three and nine months ended September 30, 2021, the Company paid $1.5 million to acquire a less than 20% equity interest of Boom Entertainment, a business-to-business supplier and designer of free-to-play and regulated real money digital wagering content. The equity investment is accounted for in accordance with ASC 321-10 and the Company has elected to account for this equity investment at cost less impairment, because there is not a readily determinable fair value for this investment as of September 30, 2021. No impairment was recorded during the three and nine months ended September 30, 2021. The investment is recognized in Other assets as of the balance sheet date.
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
3.Revenue Recognition
The Company’s revenue from contracts with customers consists of online casino, online sports betting, retail sports betting and social gaming.
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company generates revenue through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot liability.
Online sports betting involves a user placing a bet on the outcome of a sporting event, or a series of sporting events, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. Online sports betting revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled bets.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Retail sports betting
The Company provides retail sports services to land-based partners in exchange for a monthly commission based on the land-based partner’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based partner’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. The Company has a single performance obligation to provide retail sports services and records the revenue as services are performed and when the commission amounts are no longer constrained (i.e., the amount is known).
Certain relationships with business partners provide the Company the ability to operate the retail sportsbook at the land-based casino. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets.
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
Disaggregation of revenue for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Online casino and online sports betting	$121,360	$76,937	$352,545	$175,459
Retail sports betting	545	264	1,744	478
Social gaming	1,015	1,036	3,251	2,515
Total revenue	$122,920	$78,237	$357,540	$178,452
Revenue by geographic region for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
United States	$113,966	$73,945	$331,025	$169,162
Colombia	8,954	4,292	26,515	9,290
Total revenue	$122,920	$78,237	$357,540	$178,452
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives, and is included within Players’ liabilities in the condensed consolidated balance sheets. Deferred revenue associated with social gaming revenue includes unredeemed social gaming virtual credits and is included within Other current liabilities in the condensed consolidated balance sheets. The deferred revenue balances as of September 30, 2021 and December 31, 2020 were as follows:

($ in thousands)
Deferred revenue balance at December 31, 2020	$1,797
Deferred revenue balance at September 30, 2021	3,822
Revenue recognized in the period from amounts included in deferred revenue at December 31, 2020	1,635

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Intangible Assets, Net
The Company has the following intangible assets, net as of September 30, 2021 and December 31, 2020:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
September 30, 2021	6.91	$16,107	$(4,541)	$11,566
December 31, 2020	8.03	$13,225	$(3,475)	$9,750

Internally Developed Software
September 30, 2021	2.88	$2,985	$(139)	$2,846
December 31, 2020	—	$—	$—	$—
Amortization expense was $0.7 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, compared to amortization expense of $0.4 million and $1.1 million in the same periods of 2020.
5.Accrued Expenses
The Company has the following accrued expenses as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Accrued compensation and related expenses	$4,111	$1,948
Accrued operating expenses	14,483	7,006
Accrued marketing expenses	23,946	12,093
Accrued professional fees	727	873
Due to affiliates	313	3,751
Other	1,412	1,371
Total accrued expenses	$44,992	$27,042
6.Warrant Liabilities
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
Public Warrants
On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the nine months ended September 30, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
share, resulting in cash proceeds of approximately $131.6 million and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remain outstanding as of September 30, 2021.
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
Private Warrants
On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remain outstanding as of September 30, 2021.
The estimated fair value of the Private Warrants was determined with Level 3 inputs using the Black-Scholes model. The significant inputs and assumptions in this method are the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input is the closing stock price as of each valuation date and the exercise price is the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies that operate in a similar industry or compete directly against the Company. Volatility for each comparable publicly traded company is calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis is performed in a risk-neutral framework, which requires a risk-free rate assumption based upon constant-maturity treasury yields, which are interpolated based on the remaining term of the Private Warrants as of each valuation date. The term/maturity is the duration between each valuation date and the maturity date, which is five years following the Closing, or December 29, 2025.
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

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
7.Earnout Interests Liability
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
8.Equity
Non-Controlling Interest
The non-controlling interest represents the RSLIP Units held by holders other than the Company. As of December 31, 2020, the non-controlling interests owned 76.9% of the RSILP Units outstanding (which excluded the earnout interests that did not vest until January 2021). The table below illustrates a rollforward of the non-controlling interest percentage during the nine months ended September 30, 2021:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2020:	76.89%
Issuance of RSILP units in connection with the vesting of earnout interest in January 2021	1.24%
Issuance of Class A Common Stock in connection with the exercise of the Warrants	(4.98)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.23)%
Repurchases of Class A Common Stock	0.08%
Issuance of Class A Common Stock upon the conversion of RSILP Unit Exchanges	(0.02)%
Non-controlling interest % as of September 30, 2021:	72.98%
Treasury Stock
During the nine months ended September 30, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares are considered issued but not outstanding.
9.Share-Based Compensation
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
The Company granted 14,733 and 4,007,085 restricted stock units (“RSUs”) during the three and nine months ended September 30, 2021, respectively. Certain awards are based on service conditions and other awards are based on market conditions. The grant date fair value of the awards with service conditions is determined based on the quoted market price, while the grant date fair value of the awards with market-based conditions is estimated using a Monte Carlo simulation.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company granted nil and 130,565 stock options during the three and nine months ended September 30, 2021, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

September 30, 2021
Volatility rate	53.52%
Risk-free interest rate	1.66%
Average expected life (in years)	5.4
Dividend yield	None
RSU and stock option activity for the nine months ended September 30, 2021 was as follows:

	RSUs		Options
	Number of units	Weighted average grant price	Number of units	Weighted average grant price
Unvested balance at December 31, 2020	—	$—	—	$—
Granted	4,007,085	15.99	130,565	7.41
Vested	(737,604)	15.84	—	—
Forfeited	(29,645)	18.16	(11,246)	7.41
Unvested balance at September 30, 2021	3,239,836	$16.01	119,319	$7.41
The aggregate fair value of the RSUs granted during the three and nine months ended September 30, 2021, was approximately $0.2 million and $64.1 million, respectively, while the aggregate fair value of the stock options granted during the three and nine months ended September 30, 2021, was nil and $1.0 million, respectively.
As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to RSUs and stock options of approximately $43.0 million and $0.7 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.
During 2020, RSILP recognized share-based compensation expense related to profit interests granted by RSILP prior to the Business Combination.
Share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Costs of revenue	$298	$—	$1,511	$—
Advertising and promotions	637	—	2,971	—
General administration and other	3,533	36,023	16,223	103,282
Total share-based compensation expense	$4,468	$36,023	$20,705	$103,282
10.Income Taxes
The income tax provision for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Income tax provision	$1,225	$—	$3,781	$—
The Company recognized federal, state and foreign income tax expense of $1.2 million and $3.8 million during the three and nine months ended September 30, 2021, respectively, compared to nil during the same periods in 2020. The effective tax rates for the three and nine months ended September 30, 2021 were (7)% and (13)%, respectively, and were

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
nil during the same periods in 2020. The difference between the Company’s effective tax rate for the period ended September 30, 2021 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets and income tax rate differences related to its foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the three and nine months ended September 30, 2020 primarily due to RSILP’s status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management has not recorded the deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of September 30, 2021 and December 31, 2020 is $42.5 million and $51.6 million, respectively. The decrease in the unrecognized liability was primarily caused by changes in assumptions with respect to the timing of certain liability settlements. Due to the fact that the Company's deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this decrease had no impact on the Consolidated Statement of Operations and Comprehensive Loss.
11.Loss Per Share
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The basic and diluted loss per share for the three and nine months ended September 30, 2021 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(18,939)	$(32,969)
Less: Net loss attributable to noncontrolling interests	(13,639)	(23,885)
Net loss attributable to Rush Street Interactive, Inc. – basic	$(5,300)	$(9,084)
Effect of dilutive securities:
Warrants, net of amounts attributable to noncontrolling interests	—	(9,569)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(5,300)	$(18,653)
Denominator:
Weighted average common shares outstanding – basic	59,191,384	55,148,218
Weighted average effect of dilutive securities:
Public Warrants(1)	—	782,283
Private Placement and Working Capital Warrants(1)	—	558,190
Weighted average common shares outstanding – diluted	59,191,384	56,488,691

Net loss per Class A common share – basic	$(0.09)	$(0.16)
Net loss per Class A common share – diluted	$(0.09)	$(0.33)
_____________________________________
(1)Calculated using the treasury stock method.
Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

RSILP Units(1)	159,958,729
Unvested Restricted Stock Units	3,239,836
Unvested Stock Options	119,319
_____________________________________
(1)These RSILP Units are held by the Sellers pursuant to the Business Combination, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
12.Related Parties
Services Agreement
At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm and Greg Carlin, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to legal and compliance, human resources and information technology (in each case as more fully described in the Services Agreement). RSG had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.2 million and $0.8 million for the same periods in 2020, respectively. Payables due to RSG for support services were $0.3 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively. These support services are recorded as General administration and other in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and any payables to RSG are recorded as Accrued expenses within the accompanying Condensed Consolidated Balance Sheets.
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting and social gaming under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $9.0 million and $36.3 million for the three and nine months ended September 30, 2021, compared to a credit of $2.8 million and expense of $10.4 million for the same periods in 2020, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliate land-based casinos were $25.9 million and $28.8 million at September 30, 2021 and December 31, 2020, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the nine months ended September 30, 2021 and 2020 were immaterial to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the consolidated financial statements as of September 30, 2021 or December 31, 2020.
13.Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims except as noted below. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
A complaint in a case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was subsequently amended and served on the Company on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty, and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP's motion to dismiss, dismissing

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint. The Company believes it has multiple defenses against the remaining claims and intends to defend the case vigorously. The potential result is not able to be estimated and, therefore, the Company has not recorded a loss or related accrual on its condensed consolidated financial statements related to this matter.
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

From October 1, 2021 to December 31, 2021	$7,867
Year ending December 31, 2022	17,683
Year ending December 31, 2023	12,060
Year ending December 31, 2024	2,081
Year ending December 31, 2025	10,131
Thereafter	14,702
Total(1)	$64,524
_____________________________________

(1)
Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.0 million, obligations under non-cancelable contracts with marketing vendors totaling $36.1 million, license and market access commitments totaling $26.3 million and other non-cancelable costs totaling $0.1 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the Partner and includes such payments in the period in which the milestone date occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in measuring certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data.”
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). We present these non-GAAP financial measures because they provide us and readers of this Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this Report should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Loss, the most comparable GAAP measure, are provided in this Report.
Unless the context requires otherwise, all references in this Report to the “Company,” “we,” “us,” or “our” refer to: (i) the business of Rush Street Interactive, LP and its subsidiaries prior to the consummation of the previously disclosed business combination between dMY Technology Group, Inc. and Rush Street Interactive, LP on December 29, 2020 (the “Business Combination”); and (ii) Rush Street Interactive, Inc. and its subsidiaries after the consummation of the Business Combination.
Our Business
We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S. and Latin American markets. Our mission is to provide our customers with the most player-friendly online casino and online sports betting experience in the industry. In furtherance of this mission, we strive to create an online community for our customers where we are transparent and honest, treat our customers fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide our customers with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.
We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting (i.e., sports betting services provided at bricks-and-mortar casinos), as well as social gaming, which involves free-to-play games that use virtual credits that customers can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in twelve U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Michigan	✓	✓	✓
Pennsylvania	✓	✓	✓
New Jersey	✓	✓
New York			✓
Virginia		✓
West Virginia	✓
In 2018, we also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, we launched our social gaming offering in Canada during October 2021.
Our real-money online casino and online sports betting offerings are provided under our BetRivers.com and PlaySugarHouse.com brands in the United States and under our RushBet.co brand in Colombia. We operate and/or support retail sports betting for our bricks-and-mortar partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
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
The COVID-19 pandemic has significantly impacted our business. The direct impact on our business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being ordered or requested to stay home and restrict their traveling or otherwise voluntarily choosing to stay at home or restrict travel. During the periods affected by government imposed stay-at-home orders, our business volume significantly increased and has since continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. While most major professional sports leagues resumed their activities primarily starting in the second half of 2020, the third quarter of 2021 was still impacted by the COVID-19 pandemic. For example, the number of games in the NBA’s 2020-2021 and NHL’s 2021 season were reduced and nearly every major professional sports league has experienced postponed, rescheduled or canceled games, or players or teams being excluded from certain games or events due to COVID-19, COVID-19 protocols or local COVID-19 vaccine requirements.
The return of major sports and sporting events during the second half of 2020, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in our sports betting offerings. However, sports seasons and calendars continue to remain uncertain and could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.
The alteration of sports seasons and sporting events, including the postponement or cancellation of events, during the third quarter of 2021 reduced our customers’ use of, and spending on, our sports betting offerings and from time to time caused us to issue refunds for canceled events. Additionally, while many bricks-and-mortar casinos where we operate retail sports betting have reopened, visitation at these casinos is still generally below their pre-COVID-19 levels. Ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.
Our revenues vary based on sports seasons and sporting events, among other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our offerings, reducing cash flows and revenues, thus materially harming our business, financial condition and results of operations. In addition, an uptick in COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, we have business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
Trends in Key Metrics
Monthly Active Users
MAUs is the number of unique users per month who have placed at least one real-money bet across one or more of our online casino or online sports betting offerings. For periods longer than one month, we average the MAUs for the months in the relevant period. We exclude users who have made a deposit but have not yet placed a real-money bet on at least one of our online offerings. We also exclude users who have placed a real-money bet but only with promotional incentives. The numbers of unique users included in calculating MAUs include U.S.-based users only.
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

The chart below presents our average MAUs for the nine months ended September 30, 2021 and 2020:
The increase in MAUs was mainly due to our continued growth in existing markets such as Pennsylvania, New Jersey, Illinois, Indiana, Colorado and Colombia, as well as our expansion into new markets such as Michigan, West Virginia, Virginia and Iowa, that had not launched until after September 30, 2020. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the nine months ended September 30, 2021 and 2020:
The year-over-year increase in ARPMAU was mainly due to a favorable mix of online casino MAUs, as casino customers generally generate more revenue per user than sports betting customers. Additionally, as our product offerings continue to be available in more mature markets, player bonusing volumes have decreased, thus resulting in higher ARPMAUs.
Non-GAAP Information
This Report includes Adjusted EBITDA, which is a non-GAAP performance measure that we use to supplement our results presented in accordance with GAAP. We believe Adjusted EBITDA provides useful information to investors regarding our results of operations and operating performance, as it is similar to measures reported by our public competitors and is regularly used by securities analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Non-GAAP financial measures are not intended to be considered in isolation or as a substitute for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash (for example, depreciation and amortization, and share-based compensation) or are not related to our underlying business performance (for example, interest income or expense).
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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(18,939)	$(26,494)	$(32,969)	$(90,027)

Interest expense, net	11	16	41	101
Income tax expense	1,225	—	3,781	—
One-time payment from Affiliated casino	—	(9,000)	—	(9,000)
Depreciation and amortization	1,007	452	2,595	1,368
Change in fair value of warrant liability	—	—	(41,802)	—
Change in fair value of earnout interests liability	—	—	13,740	—
Share-based compensation expense	4,468	36,023	20,705	103,282
Adjusted EBITDA	$(12,228)	$997	$(33,909)	$5,724
Key Components of Revenue and Expenses
Revenue
We offer real-money online casino, online sports betting and/or retail sports betting in twelve U.S. states and Colombia. We also provide social gaming (where permitted, including Ontario, Canada), where players are given virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. operations, with the remaining revenue being generated from our Colombian operations. We generate revenue primarily through the following offerings:
Online Casino
Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette) and slot machines. For these offerings, we function similarly to bricks-and-mortar casinos, generating revenue through hold, or gross winnings, as customers play against the house. Like bricks-and-mortar casinos, there is volatility with online casino, but as the number of bets placed increases, the revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than sports betting revenue.
Our online casino offering consists of a combination of licensed content from leading suppliers in the industry, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in jurisdictions where use is approved by the regulatory authorities. We pay much lower fees on revenue generated through our in-house developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in the progressive jackpot reserve.
Online Sports Betting
Online sports betting involves a user placing a bet on the outcome of a sporting event, or a series of sporting events, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a long-term betting win margin.
Integrated into our online sports betting platform is a third-party risk and trading platform currently provided by certain subsidiaries of Kambi Group plc. In addition to traditional fixed-odds betting, we also offer other sports betting products including in-game betting and multi-sport and same-game parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering.
Online sports revenue is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in unsettled sports bets.
Retail Sports Betting
We provide retail sports services to certain land-based partners in exchange for a monthly commission that is calculated based on the land-based retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook (i.e., within a bricks-and-mortar location), technical support for the partner’s customers, risk management, advertising and promotion, and support for third-party sports betting equipment.
In addition, certain relationships with business partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets.
Social Gaming
We provide social gaming (where permitted) where players are given virtual credits to enjoy free-to-play games. Players who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.
Our social gaming business has three main goals: building online databases in key markets ahead of and post-legalization and regulation; generating revenues; and increasing engagement and visitation to our bricks-and-mortar partner properties. Our social gaming products are a marketing tool that keeps the applicable brands present in the minds of our players and engages with players through another channel while providing the entertainment value that players seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.
We recognize deferred revenue when players purchase virtual credits and revenue when the virtual credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, benefits and share-based compensation for dedicated personnel. These costs are variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Advertising and Promotions Costs. Advertising and promotion costs consist primarily of costs associated with marketing our offerings via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
Our ability to effectively market is critical to operational success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the products and services offered in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.

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
Results of Operations
The following tables set forth a summary of our consolidated results of operations for the interim periods indicated and the changes between periods. We have derived these data from our unaudited condensed consolidated financial statements included elsewhere in this Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Revenue	$122,920	$78,237	$44,683	57%
Costs of revenue	81,221	47,107	34,114	72%
Advertising and promotions	46,077	17,506	28,571	163%
General administration and other	12,318	39,650	(27,332)	(69)%
Depreciation and amortization	1,007	452	555	123%
Loss from operations	(17,703)	(26,478)	8,775	(33)%
Interest expense, net	(11)	(16)	5	(31)%
Loss before income taxes	(17,714)	(26,494)	8,780	(33)%
Income tax expense	1,225	—	1,225	100%
Net loss	$(18,939)	$(26,494)	$7,555	(29)%
Revenue. Revenue increased by $44.7 million, or 57%, to $122.9 million for the three months ended September 30, 2021 as compared to $78.2 million for the same period in 2020. The increase was mainly due to and directly correlated with our continued growth in our existing markets such as Pennsylvania, Illinois, New Jersey, Indiana, Colorado, New York, and Colombia, as well as our expansion into new markets such as Michigan, West Virginia, Virginia and Iowa, that had not launched until after September 30, 2020. The increase reflects higher period-over-period online casino and sports betting revenue of $44.4 million and retail sports betting revenue of $0.3 million.
Costs of Revenue. Costs of revenue increased by $34.1 million, or 72%, to $81.2 million for the three months ended September 30, 2021 as compared to $47.1 million for the same period in 2020. The increase was mainly due to and directly correlated with our expansion and continued growth in existing and new markets. Market access costs, operating expenses, gaming taxes and payment processing costs contributed $13.1 million, $5.8 million, $11.9 million and $3.1 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs and other costs of revenue contributing to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue increased to 66% for the three months ended September 30, 2021 as compared to 60% for the same period in 2020.
Advertising and Promotions. Advertising and promotions expense increased by $28.6 million, or 163%, to $46.1 million for the three months ended September 30, 2021 as compared to $17.5 million for the same period in 2020. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and use of our offerings, such as executing strategic marketing or sponsorship arrangements with the Chicago Bears, Mike Ditka, Field of 68, Field of 12, James Blake, Mark Schlereth, and podcast organizations. Advertising and promotions expense as a percentage of revenue increased to 37% for the three months ended September 30, 2021 as compared to 22% for the same period in 2020.
General Administration and Other. General administration and other expense decreased by $27.3 million, or 69%, to $12.3 million for the three months ended September 30, 2021 as compared to $39.6 million for the same period in 2020. The decrease was due to a reduction in share-based compensation expense of $31.6, which was partially offset by an increase in other general and administration expenses of $4.2 million. General administration and other expense as a percentage of revenue decreased to 10% for the three months ended September 30, 2021 as compared to 51% for the same period in 2020.
Depreciation and Amortization. Depreciation and amortization expense increased by $0.6 million, or 123%, to $1.0 million for the three months ended September 30, 2021 as compared to $0.4 million for the same period in 2020. The increase was mainly due to additional purchases of property and equipment and related depreciation expense, and additional acquisition of gaming licenses, amounts paid for internally developed software, and capitalization of certain leases and related amortization expense. Depreciation and amortization expense as a percentage of revenue was 1% for the three months ended September 30, 2021 and 2020.
Interest expense, net. Interest expense, net was less than $0.1 million for each of the three months ended September 30, 2021 and 2020.
Income tax expense. Income tax expense was $1.2 million for the three months ended September 30, 2021 and nil for the same period in 2020. Income tax expense for the three months ended September 30, 2021 related to foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the three months ended September 30, 2020 primarily due to RSILP’s status as a pass-through entity for U.S. federal income tax purposes. Income tax expense as a percentage of revenue increased to 1% for the three months ended September 30, 2021 as compared to nil for the same period in 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Revenue	$357,540	$178,452	$179,088	100%
Costs of revenue	245,668	118,774	126,894	107%
Advertising and promotions	125,836	33,421	92,415	277%
General administration and other	40,650	114,815	(74,165)	(65)%
Depreciation and amortization	2,595	1,368	1,227	90%
Loss from operations	(57,209)	(89,926)	32,717	(36)%
Interest expense, net	(41)	(101)	60	(59)%
Change in fair value of warrant liability	41,802	—	41,802	100%
Change in fair value of earnout interests liability	(13,740)	—	(13,740)	100%
Loss before income taxes	(29,188)	(90,027)	60,839	(68)%
Income tax expense	3,781	—	3,781	100%
Net loss	$(32,969)	$(90,027)	$57,058	(63)%
Revenue. Revenue increased by $179.1 million, or 100%, to $357.5 million for the nine months ended September 30, 2021 as compared to $178.4 million for the same period in 2020. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets, as well as our expansion into new markets such as Michigan and West Virginia, that had not launched until after September 30, 2020. The increase reflects higher period-over-period online casino and sports betting revenue of $177.1 million, retail sports betting revenue of $1.3 million and, social gaming revenue of $0.7 million.
Costs of Revenue. Costs of revenue increased by $126.9 million, or 107%, to $245.7 million for the nine months ended September 30, 2021 as compared to $118.8 million for the same period in 2020. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets. Market access costs, operating expenses, gaming taxes and payment processing costs contributed $28.5 million, $20.9 million, $61.0 million and $14.2 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs and other costs of revenue contributing to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue increased to 69% for the nine months ended September 30, 2021 as compared to 67% for the same period in 2020.
Advertising and Promotions. Advertising and promotions expense increased by $92.4 million, or 277%, to $125.8 million for the nine months ended September 30, 2021 as compared to $33.4 million for the same period in 2020. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for our offerings, such as executing strategic marketing or sponsorship arrangements with the three-time NBA champion Detroit Pistons, hall of famer Jerome Bettis, legendary NBA coach George Karl, nine-time First Division/Premier League champions, Everton Football Club, the Chicago Bears, Mike Ditka, Field of 68, Field of 12, Mark Schlereth, and podcast organizations. Advertising and promotions expense as a percentage of revenue increased to 35% for the nine months ended September 30, 2021 as compared to 19% for the same period in 2020.
General Administration and Other. General administration and other expense decreased by $74.2 million, or 65%, to $40.7 million for the nine months ended September 30, 2021 as compared to $114.8 million for the same period in 2020. The decrease was due to a reduction in share-based compensation expense of $82.6, which was partially offset by an increase in other general and administration expenses of $8.4 million. General administration and other expense as a percentage of revenue decreased to 11% for the nine months ended September 30, 2021 as compared to 64% for the same period in 2020.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.2 million, or 90%, to $2.6 million for the nine months ended September 30, 2021 as compared to $1.4 million for the same period in 2020. The increase was mainly due to additional purchases of property and equipment and related depreciation expense, and additional acquisition of gaming licenses, amounts paid for internally developed software, and capitalization of certain leases and related amortization expense. Depreciation and amortization expense as a percentage of revenue was 1% for the nine months ended September 30, 2021 and 2020.
Interest expense, net. Interest expense, net was less than $0.1 million for the nine months ended September 30, 2021 as compared to $0.1 million for the same period in 2020.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $41.8 million for the nine months ended September 30, 2021 due to fair value changes in the warrant liabilities. We did not have similar instruments in the nine months ended September 30, 2020 and therefore no gain or loss on remeasurement was recorded in the prior period.
Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was $13.7 million for the nine months ended September 30, 2021 due to fair value changes in the earnout interests liability. We did not have similar instruments in the nine months ended September 30, 2020 and therefore no gain or loss on remeasurement was recorded in the prior period.
Income tax expense. Income tax expense was $3.8 million for the nine months ended September 30, 2021 and nil for the same period in 2020. Income tax expense for the nine months ended September 30, 2021 related to foreign operations for which both current and deferred taxes are recorded. The Company did not record a tax provision for the nine months ended September 30, 2020 primarily due to RSILP’s status as a pass-through entity for U.S. federal income tax purposes. Income tax expense as a percentage of revenue increased to 1% for the nine months ended September 30, 2021 as compared to nil for the same period in 2020.
Seasonality and Other Trends Impacting Our Business
Our results of operations can and generally do fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number and timing of sporting events, the length of professional sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance.
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
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the American football season as well as during the NBA and NCAA basketball seasons. In addition, the suspension, postponement or cancellation of major sports seasons and sporting events due to COVID-19 may adversely impact our quarterly results. See “— Impact of COVID-19.”
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
We operate within the global gaming and entertainment industry, which is comprised of diverse products and offerings that compete for consumers’ time and disposable income. We face and expect to continue to face significant competition from other industry players both within existing and new markets including from competitors with access to more resources or experience. Customer demands for new and innovative offerings and features require us to continue to invest in new technologies and content to improve the customer experience. Many jurisdictions in which we operate or intend to operate in the future have unique regulatory and/or technological requirements, which require us to have robust, scalable networks and infrastructure, and agile engineering and software development capabilities. The global gaming and entertainment industry has seen significant consolidation, regulatory change and technological development over the last few years, and we expect this trend to continue into the foreseeable future, which may create opportunities for us but may also create competitive and margin pressures.
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations. Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our employees' compensation and benefits.
We had $346.6 million in cash and cash equivalents as of September 30, 2021 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdiction and products). On February 22, 2021, we announced the redemption (the “Redemption”) of all the Company’s warrants to purchase Class A common stock (“Class A Common Stock”) that were issued to third parties in connection with dMY Technology Group, Inc.’s initial public offering (the “Public Warrants”), which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the nine-months ended September 30, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million. We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows and proceeds from the Redemption.
In connection with the Business Combination, we executed a Tax Receivable Agreement, dated as of December 29, 2020 (the “TRA”), by and among RSI ASLP, Inc. (the “Special Limited Partner”), Rush Street Interactive, LP (“RSILP”), the sellers in the Business Combination (the “Sellers”) and the Sellers’ representative, which generally provides for the payment by the Special Limited Partner of 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the agreement governing the Business Combination and the exchange of certain common units in RSILP retained by the Sellers for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalents, proceeds from the Redemption and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of the United States and worldwide, which will require significant investment in our online gaming platform and personnel, in particular in product development, engineering and operations roles. We also expect to increase our marketing, advertising and promotional spend in existing and new markets, as well as market access fees and license costs as we continue to enter into new market access arrangements with local partners in new jurisdictions.
In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships where we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
Debt
As of September 30, 2021, we had no debt outstanding. We have an outstanding letter of credit for $0.45 million in connection with our operations in Colombia, for which no amounts have been drawn as of September 30, 2021.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(16,677)	$2,559
Net cash used in investing activities	(10,943)	(4,696)
Net cash provided by financing activities	126,916	7,150
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,075)	(441)
Net change in cash, cash equivalents and restricted cash	$98,221	$4,572
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2021 was $16.7 million, as compared to $2.6 million provided by operating activities for the same period in 2020. The difference of $19.3 million reflects a lower period-over-period net loss totaling $57.1 million and improvement in working capital totaling $34.6 million, which was more than offset by a decrease in non-cash expenses totaling $109.6 million. The decrease in non-cash expenses of $109.6 million was driven primarily by a decrease in share-based compensation expense totaling $82.6 million and a change in fair value of warrant liabilities totaling $41.8, which was partially offset by a change in fair value of earnout interests liability totaling $13.7 million and an increase in other non-cash expenses totaling $1.1 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2021 increased by $6.2 million to $10.9 million, as compared to $4.7 million during the same period in 2020. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $2.9 million, an increase in property and equipment purchases totaling $1.0 million, a $1.5 million investment in equity, an increase in short-term advances totaling $0.8 million and additional investments in long-term time deposits totaling $0.3 million, which was partially offset by lower period-over-period cash paid to acquire gaming licenses totaling $0.3 million .

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2021 increased by $119.7 million to $126.9 million, as compared to $7.2 million for the same period in 2020. The increase reflects the proceeds from the exercise of Public Warrants totaling $131.6 million, partially offset by repurchases of Class A Common Stock totaling $3.5 million, principal payments of finance lease liabilities totaling $0.9 million, and distributions paid to non-controlling interest holders totaling $0.3 million. Cash provided by financing activities for the nine months ended September 30, 2021 includes member contributions totaling $6.5 million and proceeds from a related-party loan totaling $0.7 million.
Contractual Obligations
Refer to Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Report for a summary of our commitments as of September 30, 2021.
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
Other than as indicated below, there were no changes during the nine months ended September 30, 2021, to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 25, 2021 and as amended by Amendment No. 1 on Form 10-K/A and Amendment No. 2 on Form 10-K/A, as filed with the SEC on April 30, 2021 and May 7, 2021, respectively (collectively, our “Amended Annual Report”). For a complete discussion of our critical accounting policies, refer to our Amended Annual Report.
Share-based Compensation
We have issued stock-based awards with service-based conditions or market-based conditions. Our historical and outstanding share-based compensation awards are described in Note 9 to our unaudited condensed consolidated financial statements, included elsewhere in this Report.
Share-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Following the Business Combination, the fair value of our Class A Common Stock is now determined based on the quoted market price. To estimate the fair value of stock option awards, we used the Black-Scholes model, and we used a Monte Carlo simulation to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation require management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our share-based compensation expense for future periods could be materially different, including as a result of adjustments to share-based compensation expense recorded for prior periods.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We operate primarily in the United States and Latin America. As such, we have been exposed in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.
Interest Rate Risk
As of September 30, 2021, we had cash, cash equivalents and restricted cash of $360.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting currency. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso. Colombia accounted for less than 8% of our revenue for the three and nine months ended September 30, 2021 and 2020. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
To remediate this material weakness, we expanded and improved our review process for complex securities and related accounting standards. We also further improved this process by enhancing access to accounting literature, identifying third-

party professionals with whom to consult regarding complex accounting applications and hiring additional staff with the requisite experience and training to supplement existing accounting professionals.
The Company has concluded, through testing, that its internal controls are designed and operating effectively and that the previously identified material weakness has been fully remediated as of September 30, 2021.
Other than the item noted above, there has been no change in the Company’s internal control over financial reporting as of September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For the matter described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (i) the proceeding is in its early stages; (ii) damages are unsupported and/or exaggerated; (iii) there is uncertainty as to the outcome of pending appeals or motions; (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories to be presented. For this matter, however, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, though the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC
A complaint in the case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the U.S. District Court for the Northern District of Illinois, was served on us on August 18, 2020 and was subsequently amended and served on us on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts claims of breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP's motion to dismiss, dismissing Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint. We believe we have multiple defenses against the remaining claims and intend to defend the case vigorously.
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
_____________________________________

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

RUSH STREET INTERACTIVE, INC.
November 10, 2021	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)