Form 10-K
period 2021-12-31
Rush Street Interactive, Inc.
filed 2022-03-07
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO
Commission File Number 001-39232
RUSH STREET INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3626708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Suite 950 Chicago, Illinois 60611	(312) 915-2815
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Class A common stock, $0.0001 par value per share	RSI	New York Stock Exchange
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
Large accelerated filer ☐    Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was 655,236,472 based upon the closing sales price for the registrant’s Class A common stock of $12.26 as reported by the New York Stock Exchange. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 4, 2022, there were 61,165,151 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 158,655,584 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual report on Form 10-K, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling parts of their seasons or certain events due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;
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
•the requirements of being a public company, including compliance with the SEC’s requirements regarding internal controls over financial reporting, may strain our resources and divert our attention, and the increases in legal, accounting and compliance expenses that have resulted and will continue to result from our recent Business Combination (as defined below) may be greater than we anticipate;
•we license certain trademarks and domain names to RSG and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects; and
•we currently and will likely continue to rely on licenses and service agreements to use the intellectual property rights of related or third parties that are incorporated into or used in our products and services.

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
We regularly evaluate these metrics to estimate the number of “duplicate” accounts among our MAUs and remove the effects of such duplicate accounts on our key metrics. A duplicate account is one that a user maintains in addition to his or her principal account. Generally, duplicate accounts arise as a result of users signing up to use more than one of our brands (i.e., BetRivers, PlaySugarHouse and RushBet) or to use our offerings in more than one jurisdiction, for instance when a user lives in New Jersey but works in New York. The estimates of duplicate accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or usernames. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate accounts and may improve our ability to evaluate a broader population of our users. Duplicate accounts are very difficult to measure, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.
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
Overview
We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S. and Latin American markets. Our mission is to provide our customers with the most user-friendly online casino and online sports betting experience in the industry. In furtherance of this mission, we strive to create an online community for our customers where we are transparent and honest, treat our customers fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide our customers with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.
We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting, as well as social gaming, which involves free-to-play games that use virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in thirteen U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Pennsylvania	✓	✓	✓
Virginia		✓
West Virginia	✓
In 2018, we also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, we launched our social gaming offering in Canada during October 2021 and anticipate launching real-money online casino and sports betting there in 2022. We also expect to launch online casino and sports betting in Mexico in the second quarter of 2022.
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers.com and PlaySugarHouse.com brands in the United States and under our RushBet.co brand in Colombia. In certain jurisdictions, we operate retail sports betting, which is offered under our BetRivers.com or PlaySugarHouse.com brands. In other jurisdictions, we operate and/or support retail sports betting for our bricks-and-mortar partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market- and partner-

specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
Corporate History, Background and Business Combination
We were initially a blank check company called dMY Technology Group, Inc. (“dMY”), incorporated as a corporation in Delaware on September 27, 2019, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 29, 2020, dMY consummated the transactions contemplated by the business combination agreement dated as of July 27, 2020, as amended and amended and restated (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), and in connection therewith: (i) dMY acquired Rush Street Interactive, LP (“RSILP”) in an umbrella partnership–C corporation (“Up-C”) structure, in which substantially all the assets of the Company are held by RSILP, and the Company’s only assets are its equity interests in RSILP; (ii) the holders of equity interests of RSILP (the “Sellers”) retained certain of their Class A common units of RSILP (the “RSILP Units”) and received an equal number of Class V common stock, par value $0.0001 per share, of the Company (the “Class V Voting Stock”); (iii) the Company issued and sold to subscribers in a private placement an aggregate of 16,043,002 shares of Class A common stock, $0.0001 par value per share (“Class A Common Stock” and such private placement, the “PIPE”); and (iv) dMY changed its name to “Rush Street Interactive, Inc.”
The Sellers have the right to exchange the RSILP Units retained by the Sellers (the “Retained RSILP Units”) for either one share of Class A Common Stock or, upon certain conditions, the cash equivalent of the market value of one share of Class A Common Stock. For each Retained RSILP Unit so exchanged, the Company will cancel one share of the Class V Voting Stock.
A description of the material terms of the Business Combination and ancillary agreements entered into in connection therewith is set forth in the Registration Statement on Form S-1, Registration No. 333-252810, filed with the SEC on February 5, 2021, and as amended from time to time, which is incorporated herein by reference.
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
Our principal offerings are our real-money online casino and online sports betting products. These products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand. We also provide a variety of retail sports betting solutions to service land-based casino and other partners and leverage our social gaming offerings to increase customer engagement and build online databases in key markets both before and after legalization and regulation.
We currently generate revenue through two operating models: (i) business-to-consumer (“B2C”) and (ii) business-to-business (“B2B”). Through our B2C operations, we offer online casino, online sports betting and social gaming directly to the end customer through our websites or apps. B2C is our primary operating model, contributing more than 99% of our total revenue for the years ended December 31, 2021 and 2020, and we expect that it will continue to be our primary operating model into the future. We believe this is a flexible operating model that permits us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our land-based partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission.
Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a land-based operator such as a bricks-and-mortar casino or other type of local partner such as a professional sports team. Consequently, we leverage our relationships with bricks-and-mortar casinos and vendors in the gaming industry to find high-quality and reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market.
To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring that there are exciting benefits at each of the customer loyalty levels we currently offer. Each of our online gaming customers is a member of our customer loyalty program. We grant bonus store points to our customers based upon completed bets. Once earned, such points can be redeemed to unlock bonus incentives and to play our proprietary bonus games, providing further opportunities to win prizes and bonus dollars. Customers also have the option to “bank” awarded bonuses in our proprietary “bonus bank”, which they can draw from whenever they wish under our industry-leading 1x wager playthrough requirement, meaning that they need only place one bet with the bonus dollars before cashing out any winnings. Based on research and customer feedback, we attempt to address customer concerns about the general lack of transparency in the industry around awarding, redeeming and tracking bonuses by enabling customers to easily track their loyalty and bonus progressions and giving customers control over when and how to redeem their rewards.
We strive to be the first online operator to launch in most new markets (or launch our online operations on the first day possible), and we have been successful in doing such in many markets. However, we have also achieved success when we were not the first to enter a market. For example, we entered the New Jersey online casino market approximately three years after that market opened and there were already numerous competitors in the market at that time. Less than three years after beginning operations in New Jersey, we were the #4 online casino brand in New Jersey based on revenue, out of 19 total operators in the market at that time, according to the Eilers & Krejcik Gaming (“EKG”) United States Online Casino Tracker for April 2019.
We believe our success in New Jersey is also noteworthy because we compete with many other companies that have affiliated land-based casinos there. Neither us nor RSG, an affiliated land-based casino operator, operate a bricks-and-mortar casino in New Jersey. Thus, we believe our performance in New Jersey demonstrates that we can be successful in entering competitive markets even without the benefit of an affiliated bricks-and-mortar casino presence.
Competitive Strengths
As we continue to expand in existing and new jurisdictions, we believe we are well-positioned to maintain and build upon our accomplishments by virtue of our competitive strengths:
Proprietary Online Gaming Platform. Owning a proprietary online gaming platform has allowed us to innovate quickly and introduce numerous unique, user-friendly features. We believe these features have helped increase conversion rates from registrations to first-time depositors, improve customer engagement and retention and increase customer spending. Further, we can update our online gaming platform at a rate that we believe is among the fastest in the industry. As the U.S. online gaming industry develops, our online gaming platform should help us better cater to the evolving needs of our current and potential customers and partners. In the long run, we believe our online gaming platform will lead to reduced costs and improved revenue per customer relative to our peers, many of which license their online platforms from third parties.
Unique and Diversified Product Offering. We have prioritized the customization of our offerings, bonusing of our customers and optimization of our platform. For example, we have developed some of our own online casino games, which are higher margin for us than those licensed from third parties. We have also developed and incorporated numerous proprietary bonusing features that appeal to casino and sports betting customers alike. Our omni-channel platform provides a vast amount of functionality such as location-based decisioning, unified conditional bonusing, gamified award scenarios, customer dashboards (online and at retail), promotional games, real-time awards and promotion management, sophisticated reporting and responsible gaming features, among others.
Market Access and Speed to Market. We currently operate online casino and/or online sports betting in thirteen states (Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Michigan, New Jersey, New York, Pennsylvania, Virginia and West Virginia) with an aggregate population of approximately 105 million people. In addition, we have currently secured potential market access to Ohio, Maryland, Missouri and if certain conditions are met, Texas, in each case subject to certain legislative and/or regulatory developments or approvals, which have an aggregate population of approximately 54 million people. We have a proven ability to quickly enter markets as they are regulated. For instance, in the last 24 months, we have been “first to market” or among the “first to market” where multiple operators were granted approval to launch at the same time, in Colorado, Connecticut, Illinois, Louisiana, Michigan and New York for online sports betting and in Illinois for retail sports betting.
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
Large TAM with International Opportunity. We believe our TAM is larger than most U.S.-only operators because of our international real-money online gaming and betting operations in Colombia as well as our flexible business model as described directly above. We believe this experience will help us enter other regulated Latin American markets and beyond such as Mexico, where we anticipate launching operations in the second quarter of 2022.
Broad Demographic Appeal of our Brands & Products. We also believe that our brands, offerings and marketing strategies have demonstrated an appeal to both female and male customers, as evidenced by an approximately 55-45 female/male split in our active U.S. online casino-only customers during calendar year 2021. We believe that while many sports-centric brands appeal more to male customers, our brands and offerings (especially our slot machine game play experience) appeal strongly to female customers – an important demographic for high-value offerings such as online slot machine games.
Compelling Unit Economics. Based on our performance to date, including in New Jersey, one of the most highly competitive U.S. market in terms of the number of online gaming operators, we believe that we can achieve industry-leading lifetime value to customer acquisition cost ratios. Despite entering the New Jersey online casino market nearly three years after it launched, we generated revenue in excess of five times the advertising costs to acquire those same customers in those customers’ first three years after becoming active on our platform. As shown in the table below, we were able to recoup our acquisition costs on a net revenue basis within seven months of launching in New Jersey. We believe this rapid return on advertising spending is a result of our expertise in strategically targeting, acquiring, engaging and retaining the right customers.

Lifetime Value / Customer Acquisition Cost in New Jersey
Source: RSI management estimates. Data represents cumulative gross gaming revenue before a deduction of promotional credits divided by customer acquisition costs. Data represents all customer cohorts that signed up since January 2017.
Seasoned Executive Team. Our executive team has significant global gaming experience, including with online market leaders such as WMS Industries (now Scientific Games), Playtech and the Kindred Group. Our Chief Executive Officer Richard Schwartz, CIO Einar Roosileht and COO Mattias Stetz all had online gaming experience prior to joining RSI, which we believe has been instrumental in helping capture U.S. market share. Our Executive Chairman Neil Bluhm has a proven track record of developing world-class land-based casinos and has developed numerous successful real estate projects.
Social Gaming Platform. We offer social gaming on the same proprietary online gaming platform as our real-money offerings, which allows us to build user databases in jurisdictions where real-money gaming is not yet regulated or legal. Having both of these products on the same platform allows us to invest in markets before real-money gaming has launched. We believe our social gaming offering strengthens brand awareness and engagement from existing customers, helps to acquire new customers and drives increased visitation to our partners’ bricks-and-mortar properties.
Growth Strategies
As we continue to invest in our core competitive advantages and improve the customer experience, we believe we will remain well positioned to expand upon our existing leadership position in the online casino and online sports betting industries. We have established several key areas of strategic focus that will guide the way we consider our future growth:
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
Leverage existing customer-level economics to increase marketing spending. Since January 2017, we have generated approximately 5.4 times the lifetime revenue per the acquisition cost to acquire those same customers in New Jersey. We may see opportunities to leverage those attractive economics to increase marketing spending in New Jersey and other jurisdictions on a strategic basis and where we project acquiring incremental customers will generate revenue that exceed our internal targets.
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
Human Capital Resources
We strongly believe that our people are a key reason for our success. As such, we focus heavily on our people, starting with the recruiting process to ensure we are hiring the right people who have a desirable skill set while enhancing our corporate culture. Once hired, we strive to empower our people and encourage creativity, collaboration and entrepreneurship. We provide, among other things, on-the-job training and access to professional and technical coaches to support the development, advancement and engagement of our employees. Our corporate culture focuses heavily on valuing employees and enabling them to grow, succeed and take on roles and projects that utilize their strengths. Recognizing our people’s accomplishments, both professionally and personally, is also crucial to our corporate culture. Furthermore, we believe that developing a diverse, inclusive and safe workplace for our people will enable our people to be more productive and ultimately will result in our long-term success. Our flexible paid time off programs permit our employees to pursue personal interests and goals away from their day-to-day job responsibilities.
We have built a team of talented industry professionals, primarily focused on technology and operations, who are supported by a highly experienced senior management team with significant experience in the online and land-based gaming industries. We believe our corporate culture combined with our growth and success has created very high rates of employee retention.
As of March 2, 2022, we had a global workforce of approximately 468 employees and contractors, with approximately 39% of our people working in technical roles. Approximately 49% of our people are based in the United States with the remaining 51% being based elsewhere in the world, including Canada, Colombia, Estonia and Mexico.
Our Products and Economic Model
Our Revenue-Generating Product Offerings
We currently offer real-money online casino, online sports betting and/or retail sports betting in thirteen U.S. states and Colombia. We also provide social gaming (where permitted, including Ontario, Canada), where users are given virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. operations with the remaining revenue being generated from our Colombian operations. See Note 4 to our consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings:
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
Retail Sports Betting
We provide retail sports services to land-based partners in exchange for a monthly commission that is calculated based on the land-based retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook (i.e., within a bricks-and-mortar location), technical support for the partner’s customers, risk management, advertising and promotion, and support for third-party sports betting equipment.
In addition, certain relationships with business partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets.
Social Gaming
We provide social gaming (where permitted) where users are given virtual credits to enjoy free-to-play games. Users who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no independent monetary value and can only be used within our social gaming platform.
Our social gaming business has three main goals: building online databases in key markets ahead of and post-legalization and regulation; generating revenues; and increasing engagement and visitation to our bricks-and-mortar partner properties. Our social gaming products are a marketing tool that keeps the applicable brands present in the minds of our users and engages with users through another channel while providing the entertainment value that users seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.

We recognize deferred revenue when users purchase virtual credits and revenue when those credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, benefits and share-based compensation for dedicated personnel. These costs are variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of market access licenses, gaming jurisdictional licenses, internally developed software, and finance lease right of use asset amortization over their useful lives. See Notes 2, 5 and 6 to our consolidated financial statements, included elsewhere in this Annual Report.
Distribution
We distribute our online offerings through various channels, including websites (traditional and mobile), direct application downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. We distribute our retail offerings primarily through self-service betting terminals and standalone computer terminals.
We have developed proprietary technology, product offerings and partnerships to create a sustainable advantage in the online casino and sports betting industry. Strategic multi-year arrangements with land-based partners such as bricks-and-mortar casinos, Native American tribes or professional sports teams enable us to make our offerings available to customers in certain jurisdictions using a B2C operating model. Currently, we have numerous arrangements in place where legislation or regulations require us to enter the market through a relationship with a land-based partner or we have otherwise determined that entering into such an arrangement is desirable. We also have relationships with several land-based partners through a B2B operating model.
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
Proprietary Online Gaming Platform
Our proprietary online gaming platform has been developed and is operated by a seasoned team with global online gaming experience operating across product categories, with particular expertise in the two largest online/mobile product categories: casino and sports betting. We believe our online gaming platform and technology stack give us the ability to provide a personalized, data-driven user journey. The ability to customize the playing experience for each user is a key feature of our online gaming platform. We achieve user personalization by analyzing user history and transactions, and offering customized promotions and real-time, betting-driven bonusing.
As demonstrated in the picture below, in addition to developing a robust online gaming platform, we have developed and are continuing to improve proprietary modules for our online casino and sports betting product verticals in order to offer a unique and differentiated experience to our customers. Such modules include both frontend and backend components and flexible management tools, which our operations teams use to customize experiences for different user segments. Content for both online casino games and sports betting offers primarily comes from integrated third parties. In addition to developing proprietary technology, as a vertically integrated technology company we operate our own products and platform, with our customer service and marketing operations teams leveraging powerful existing analytics solutions, which are a part of our online gaming platform.
We can develop and implement new features in real-time, which we believe enhances the customer experience and increases customer retention. By owning our own online gaming platform, we can more easily improve and customize the user experience and incorporate key aspects of our operational services into our offerings:
•Payments & Risk Management
•Regulatory Online Reporting & Accounting / Online Gaming Compliance
•Website Management / Games Management / Live Tech Ops / Security

•Online Affiliate Management & Tracking
•Retention / CRM / Business Intelligence & Analytics
•Customer Service
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
Our Industry and Opportunity
We currently operate within the online gaming and entertainment industry. The global gaming industry includes a wide array of products such as lotteries, bingo, slot machines, poker, casino games, sports betting, horse racing, e-sports and virtual sports, across land-based and online platforms. The industry has various operators and stakeholders across the private and public sectors, including traditional bricks-and-mortar casinos, state-run lottery operators, Native American tribes, legacy online gaming operators, non-traditional operators such as consumer goods or services brands that have entered or intend to enter the industry, racetracks/racinos/video lottery terminals, private equity or other investment funds, gaming content providers, gaming regulators, gaming technology companies and payment processors.
Recently, online gaming has seen outsized growth and increased penetration. Per the European Gaming & Betting Association (the “EGBA”), regulated online gaming grew in Europe, the most mature online gaming market in the world, at an annual rate of 17% from 2019 to 2020 and 19% from 2020 to 2021, despite cancellations and postponements of major European sports in 2020. The EGBA also projects a 7% growth rate through 2025 in European online gaming revenue.
We believe the following trends are potential drivers of growth in this industry:
•New U.S. and international jurisdictions authorizing and/or privatizing their online casino and online sports betting industries; and
•Increasing consumer adoption of digital and online activities, including casino and sports betting. While many other large U.S. industries (i.e., banks, retail stores, movies, etc.) digitalized over a decade ago, the U.S. gaming industry has just started to do so more recently.
In the past decade, there has been significant regulatory momentum with respect to online gaming across the globe. This momentum has been particularly relevant in developed nations whose citizens generally have disposable income to spend on entertainment and gaming. For example, the UK, Denmark, France, Spain, Italy, Ireland, Denmark, Poland, Sweden and Switzerland have legalized and regulated online casino and online sports betting. In addition, Mexico, and in recent years numerous U.S. states, Colombia and certain provinces in Argentina and Canada have legalized and/or regulated online gaming. All these countries are in the “high income” income group according to the World Bank. We expect this trend to continue into the future, most notably in the United States.
U.S. Gaming Industry
We see tremendous opportunity in the U.S. online gaming market. As U.S. jurisdictions become regulated and mature, online gaming penetration may approach that of other developed nations. For example, the UK Gambling Commission (“UKGC”) reported that approximately 40% of the UK’s gross gaming revenue during the period April 2019 to March 2020 (a period that was largely unaffected by the impacts of the COVID-19 pandemic) came from online gaming. To put that UK figure into context, Pennsylvania, which launched online casino and sports betting in H1 2019, generated a combined $1.71 billion in taxable revenue from land-based casino, online casino and online sports betting revenue in H2 2019 (a period largely unaffected by the impacts of the COVID-19 pandemic) according to data from the Pennsylvania Gaming Control Board. Of this amount, only approximately 4.5% came from online casino and online sports betting. During H2 2020, when the United States was experiencing many of the effects of the COVID-19 pandemic, including stay-at-home orders, shutdowns of bricks-and-mortar businesses and cancellations or postponements of sporting events, Pennsylvania generated a combined $1.62 billion in taxable revenue from land-based casino, online casino and online sports betting according to Pennsylvania Gaming Control Board. Of this amount, 29.3% came from online casino and online sports betting. Although the United States has a much more significant land-based casino industry than the UK, we believe these statistics show the future opportunity for online gaming in the United States.
U.S. Online Casino
Currently, online casino is authorized in fewer states than sports betting. As of the date hereof, online casino is authorized only in seven states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). We believe there is great potential for revenue growth as new markets open in the United States. For example, the mature land-based U.S. casino industry is sizable, with estimated combined revenues in 2019 (the most recent full year largely unaffected by the impacts of COVID-19) and 2020 for U.S. land-based commercial and tribal casinos of approximately $78.2 billion and $57.8 billion, respectively, based on data from the National Indian Gaming Commission in Washington D.C. and the American Gaming Association.
In the latter half of 2013, New Jersey became the first U.S. state to legally permit online casino. That market got off to a slow start; however, online casino revenue in New Jersey has risen steadily over the last several years. Notably, online casino revenue was not negatively impacted when New Jersey began permitting online sports betting in 2018. Online casino revenue from slot machines and table games in New Jersey grew from $277.3 million in 2018 to $461.8 million in 2019 according to the New Jersey Division of Gaming Enforcement. Furthermore, land-based casino revenue in New Jersey grew during that same period from $2.51 billion in 2018 to $2.69 billion in 2019 (a period largely unaffected by the impacts of the COVID-19 pandemic) according to the New Jersey Division of Gaming Enforcement, showing that land-based casino revenue can grow at the same time that online casino revenue grows. This fact may serve as a catalyst for lawmakers in other states with land-based casinos to consider authorizing online casino.
In New Jersey in 2021, online casino revenue continued to increase to $1.34 billion while revenues from land-based casinos also increased to $2.55 billion, despite the effects of COVID-19 due to mandatory or requested stay-at-home orders and shutdowns of brick-and-mortar casinos. We believe this trend in online and land-based casino revenues for New Jersey from 2020 to 2021 is indicative of the expected longer-term trend of continued online and land-based casino revenue growth, in particular if the global COVID-19 pandemic starts to subside.
We believe that more states either have and will consider authorizing online casino for the following reasons, among others:
•We believe that COVID-19 has resulted in increased expenses and/or reduced tax revenue in many states, increasing the need for new sources of tax revenue.
•In states that have land-based casinos, COVID-19 caused temporary casino closures and/or lower patronage, which reduced tax revenue.
•We believe that COVID-19 has caused increased general consumer adoption of digital activity, including online gaming.
•Online casino generated more tax revenue compared to online sports betting in New Jersey and Pennsylvania in 2021, meaning authorizing online sports betting alone may not optimize tax revenue.
•Land-based casino revenue grew as online casino revenue grew in New Jersey from 2020 to 2021, demonstrating that land-based casino revenue can grow with online casino revenue.
•We believe that the land-based casino industry, an important stakeholder in many states, generally has shown a wider acceptance of online casino.

Both Pennsylvania and New Jersey were experiencing online casino taxable revenue growth prior to COVID-19; however, that growth accelerated in March 2020 and continued in large part through Q4 2021. The charts below highlight the growth of online slot and table games taxable revenue in New Jersey and Pennsylvania since Q4 2019:
Pennsylvania Online Slot and Table Taxable Revenue ($ in millions)

$20.8
$50.6
$135.9
$159.2
$183.6
$248.2
$275.4
$266.5
$290.2
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021

Source: Pennsylvania Gaming Control Board

New Jersey Online Slot and Table Gross Revenue ($ in millions)

$138.8
$164.6
$237.6
$252.5
$276.8
$303.3
$316.0
$346.5
$371.2
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021

Source: New Jersey Division of Gaming Enforcement
U.S. Sports Betting
On May 14, 2018, the U.S. Supreme Court ruled that the Profession and Amateur Sports Protection Act of 1992 (“PASPA”) – a nationwide ban of sports betting – was unconstitutional, thus allowing states (beyond the few states that were grandfathered into PASPA by virtue of authorizing sports betting prior to PASPA) to enact their own sports betting laws. Since the U.S. Supreme Court’s decision, as of the date hereof, 32 states and the District of Columbia have authorized sports betting. Of those 33 jurisdictions, 22 states have authorized statewide online sports betting while 11 remain authorized for retail-only at casinos or retail locations.
According to EKG, the United States generated approximately $3.62 billion in online sports betting revenue in 2021. While the overall industry is still nascent, growth to date has been strong. For example, online gross revenue in New Jersey, the first state to regulate sports betting after PASPA was struck down, and Pennsylvania for the fourth quarter of 2021 grew 52% and 16% year-over-year, respectively, according to data from the New Jersey Division of Gaming Enforcement and the Pennsylvania Gaming Control Board.

U.S. Sports Betting Policy Landscape

Single-Game Sports Betting Operational
Single-Game Sports Betting Authorized But Not Yet Operational
Other
WA*
OR*
MT
ND*
SD
WY*
NE
NV*
CO*
IA
WI*
MI*
IL
IN
OH
PA
NY*
NH
RI
CT*
NJ
DE
MD
DC
WV
VA
NC*
TN
AR
MS*
LA*
AZ*
NM*
FL^
HI
AK

Source: EKG United States Sports Betting Policy Monitor – Released February 2022
We believe the U.S. sports betting market still has significant opportunity for growth. Only approximately 41% of the United States currently has access to online sports betting, per EKG. This fact is significant when one considers that according to the New Jersey Division of Gaming Enforcement, more than 97% of New Jersey sports betting revenue in January 2022 and more than 90% of the sports betting revenue in 2021 came via online betting. Populous states such as California, Florida and Texas have not yet legalized online sports betting. We believe the sports betting industry will grow significantly over the next several years as more states authorize sports betting and as current operating markets mature.

Share of Total Monthly Sports Betting Handle (December 2021)
Source: EKG United States Sports Betting Market Monitor – Released February 2022
New Jersey and Pennsylvania, two states that offer online sports betting, accounted for approximately 27% of all U.S. sports betting handle in December 2021 according to EKG. In states that permit online and retail sports betting, online sports betting handle is generally higher than retail handle; however, some states have legalized retail sports betting only (e.g., New Mexico and Arkansas) while other states have legalized restricted forms of online sports betting (e.g., in-person registration required in Nevada and for a period of time in Iowa, Illinois and Rhode Island). As more states legalize and reduce restrictions around online sports betting, we expect that New Jersey and Pennsylvania will hold less dominant positions across the United States.
U.S. Online Gaming: Estimating the Total Addressable Industry Size
If every U.S. state was to legalize online casino, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $29 billion in revenue. Similarly, if every U.S. state was to legalize online sports betting, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $22 billion in revenue.
Latin America Gaming Industry
Latin America is another area of focus for us. Since 2018, we have been operating online gaming in Colombia, a country with a population of approximately 50 million. We believe this experience will enable us to expand further in Latin America and other countries as more markets become regulated. Online gaming is also authorized in Mexico, where we anticipate launching online casino and sports betting in the second quarter of 2022, and Brazil, which have populations of approximately 129.0 million and 209.5 million, respectively. Both Mexico and Brazil still have relatively low internet penetration, with 71% and 76%, respectively, of the population having internet access compared to 95% in the United States and 97% in the UK, so the expansion of internet penetration in these countries would allow us to grow our revenues from online gaming there to the extent we make our offerings available in those countries.
The highest populated country in Latin America, Brazil, legalized sports betting in December 2018. Before operators can launch sports betting in Brazil, the Brazilian government needs to adopt regulations and a licensing process. We believe given our experience and success in neighboring Colombia, we will be well-qualified to obtain a sports betting license in Brazil.

Competition
We operate in the global gaming and entertainment industry. Therefore, we generally view any type of discretionary leisure and entertainment provider to be a competitor with respect to our customers’ time and share of wallet. Specifically, in the online casino and sports betting space in the United States (our primary market), our competitors come from two main groups – (i) established online-first companies and (ii) bricks-and-mortar casino and similar gaming establishments. Established online-first companies in the U.S. market include companies such as Flutter Entertainment / The Stars Group (through their FanDuel and FoxBet brands), DraftKings (including through their Golden Nugget Online Gaming and theScore brands), 888, Roar Digital (through its BetMGM brand and partnership with GVC), Bet365, Betfred and PointsBet, among others. Additionally, we face competition from U.S. casinos such as Penn National Gaming through its Barstool brand, Hard Rock through its Hard Rock Digital brand, Caesars Entertainment through its partnership with William Hill, and Churchill Downs Incorporated. In addition, Circa Sports and Smarkets have recently entered the U.S. market.
We compete on a number of factors across our B2C offerings. These include, without limitation, our front-end online gaming platform, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and attract new customers, and our regulatory access, compliance and customer service experience.
In the B2B space, primarily in the retail sportsbook market, our competitors for include, without limitation, SBTech (which was acquired by DraftKings), US Bookmaking, International Gaming Technology (IGT), Kambi, Playtech and Scientific Games. We compete primarily on the quality and breadth of our technology solutions and support services.
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
Some of the intellectual property we use is owned by affiliated entities or third parties, and we have entered into licenses and other agreements with applicable affiliated entities or third parties to obtain rights to use such intellectual property. Although we believe we have sufficient rights under such agreements for the intended operation of our business, such agreements often restrict our use of the third parties’ intellectual property and limit such use to specific time periods.
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
We have a license agreement, as may be amended from time to time, with Rivers IP Holdings, LLC (“Rivers IP”), an affiliated entity, pursuant to which Rivers IP granted to us a fully paid-up, exclusive license for the use of the trademarks “Rivers,” “betrivers,” “betrivers.com” and domain names incorporating any of the foregoing trademarks, including the domain name “playsugarhouse.com” in each case in connection with real-money gaming and fantasy sports (only in jurisdictions where such activities are legal) and play-for-fun or free-to-play offerings (anywhere in the world). Either party may terminate this license by giving the other party 180 days’ written notice. This agreement provides us with a license to use the “Rivers,” “betrivers,” “betrivers.com” trademarks and domain names in jurisdictions in which RSG operates

“Rivers” branded casinos. However, in those jurisdictions we received a sublicense from the applicable “Rivers” branded casinos to utilize such trademarks and domain names in connection with our operation of retail and online sports betting and online gaming under the casinos’ regulatory licenses. We also have similar license agreements, as may be amended from time to time, with Sugar House HSP Gaming, LP, pursuant to which we can use the “Sugarhouse” and “playsugarhouse” marks and related domains.
Third parties in the sports betting, online gaming and casino, technology and other industries may own patents, copyrights and trademarks and may occasionally threaten litigation or file suit against us or request us to enter into license agreements, in each case based on allegations of infringement or other violations of intellectual property rights. Occasionally we have received, and we expect to receive in the future, third-party allegations or cease-and-desist letters, including from our competitors and non-practicing entities, that we have infringed such parties’ intellectual property rights, such as their trademarks, copyrights, and patents. Such allegations may increase as our business grows.
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
Gaming laws are generally based upon declarations of public policy designed to protect customers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:
•ensure that unsuitable individuals and organizations have no role in gaming operations;
•establish procedures designed to prevent cheating and fraudulent practices;
•establish and maintain anti-money laundering practices and procedures;
•establish and maintain responsible accounting practices and procedures;
•maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;
•maintain systems for reliable record keeping;
•file periodic reports with gaming regulators;
•establish programs to promote responsible gaming; and
•enforce minimum age and as applicable, location, requirements.
Typically, a U.S. state regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies (typically a gaming commission or state lottery) who regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct our business:
•adopt rules and regulations under the implementing statutes;
•interpret and enforce gaming laws and regulations;
•impose fines and penalties for violations;
•review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;
•grant licenses for participation in gaming operations;
•collect and review reports and information submitted by participants in gaming operations;
•review and approve certain transactions, which may include acquisitions or change-of-control transactions of gaming industry participants and securities offerings and debt transactions engaged in by such participants; and
•establish and collect fees and taxes in jurisdictions where applicable.
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
Gaming authorities may, subject to certain administrative procedural requirements: (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of a regulatory action; (iii) demand that named individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.
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
Product-Specific Licensing
Online Casino
We currently offer online casino in Michigan, New Jersey, Pennsylvania and West Virginia, pursuant to licenses granted by the Michigan Gaming Control Board, New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board and the West Virginia Lottery. In addition, we are currently pursuing a license in Ontario and have partnered with a licensed operator of online gaming in Mexico to offer online casino there in 2022.
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

Sports Betting
North America
In North America we currently operate our online sports betting offering via the PlaySugarHouse app in Connecticut, New Jersey and Pennsylvania and the BetRivers app in Arizona, Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Pennsylvania, New York and Virginia pursuant to our licenses granted by the gaming commission of such states, specifically, the Connecticut Department of Consumer Protection, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Arizona Department of Gaming, the Colorado Division of Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Michigan Gaming Control Board, the New York State Gaming Commission and the Virginia Lottery Board. We also operate retail sportsbooks in Illinois, Indiana, Michigan (see “Native American Gaming Regulation”), New York and Pennsylvania pursuant to applicable state and tribal licensing regimes, and anticipate operating a retail sportsbook in Ohio in the future.
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
Native American Gaming Regulation
Gaming on Native American lands is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (the “IGRA”) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require vendors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming-related activity on tribal lands. Through our subsidiaries, we provide play-for-fun sports betting and online casino services to Native American tribes who have negotiated compacts with their respective states and have received federal approval. Currently, we are authorized as a vendor to provide online casino and online and retail sports betting services to the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians, and we also provide certain social casino offerings to Coushatta Casino Resort, a gaming enterprise owned and operated by the Coushatta Tribe of Louisiana.
South America
In Colombia, we operate our online casino and sports betting offering via a web-based solution. We also operate nine retail shops where customers can use provided terminals to place bets and make deposits and withdrawals. We operate pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos Empresa Industrial Comercial Del Estado Administradora Del Monopolio Rentistico De Los Juegos De Suerte y Azar Linea Gratuita.
Data Protection and Privacy
In addition to our licensing regime for our offerings, we also take significant measures to protect our customers’ personal information and data.
We handle, collect, store, receive, transmit and otherwise process certain personal information of our customers and employees, thus we are also subject to federal, state and foreign laws related to the privacy and protection of such data. Regulations in jurisdictions in which we operate, such as the Virginia Consumer Data Protection Act and the Colorado Privacy Act, and regulations in other jurisdictions where we do not operate but that could otherwise impact our operations, such as the California Consumer Privacy Act, the California Privacy Rights Act and the Freedom of Information and Protection of Privacy Act (Ontario) may be new or are relatively untested laws (some of which may not yet be effective) that could affect our business, and the potential impact is unknown. We also handle, collect, store, receive, transmit and otherwise process certain personal information of job applicants and employees in Estonia or the European Union, thus we are also subject to the General Data Protection Regulation of the European Union for such data.
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
Additionally, we use various methods and tools across our operations such as geolocation blocking, which restricts access based on a user’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; age verification to ensure our users are old enough to participate; routine monitoring of user activity; and risk-based user due diligence to ensure customer funds are legitimately derived. We have a zero-tolerance approach to money laundering, terrorist financing, fraud and collusion. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures to comply with the requirements of the evolving regulatory regimes, we cannot provide assurance that our compliance program will prevent all violations of applicable laws or regulations, or that a violation by us or our personnel will not result in a monetary fine or suspension or revocation of one or more of our licenses.
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
In 2021, we partnered with the AGA by participating in its “Have a Game Plan®” public service campaign, which brought together organizations across the gaming and sports industries to advance responsible sports wagering. As an official partner to the Chicago Bears, we leveraged our relationship to create a combined in-stadium message to raise awareness of our partnership with the AGA and show our support for the Have a Game Plan responsible gaming tools.

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
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. You should not interpret our disclosure of any risks in this Annual Report as implying that such risks have not already materialized.
Summary of the Material Risks Associated with Our Business
These risks include, but are not limited to, the following:
•Competition in the retail and online sports betting and online gaming industry is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects.
•Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.
•Our operating results may vary, which may make future results difficult to predict with certainty.
•Recruitment and retention of our employees, including certain key employees, is vital to growing our business and meeting our business plans. The loss of any of our executives or other key employees could harm our business.
•Clear errors in the posting of sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, it has been general industry practice to void bets associated with such clear errors or to correct the odds, but it cannot be assured that in every case of such clear error regulators will continue the practice of approving the voiding of such errors.
•The success, including win or hold rates, of existing or future online offerings depends on a variety of factors and is not completely controlled by us.
•We rely on strategic relationships with local partners such as casinos or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
•Our current and projected performance relies heavily upon continued compatibility and interoperability between our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.
•Due to the nature of our business, we are subject to taxation in numerous jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.

•Our business is subject to numerous U.S. and foreign laws, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our business and offerings, or changes in tax rules and regulations or interpretation thereof related to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
•Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, and legalization may not occur in as many states as we expect, may occur at a slower pace than we anticipate or may be accompanied by legislative or regulatory restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.
•Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us.
•We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our offerings, online gaming platform and other software applications and systems, and certain third-party platforms that we use could contain undetected errors.
•Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Any such access, disclosure, loss, corruption or theft could result in legal claims or proceedings, liability under applicable privacy and data protection laws, and regulatory penalties, disruption of our operations and the services we provide to customers, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
•We rely on licenses and service agreements to use the intellectual property rights of affiliated and third parties that are incorporated into or used in our products and services. Failure to renew or expand existing licenses or service agreements may require us to modify, limit or discontinue certain product or services, which could materially affect our business, financial condition, results of operations and prospects.
•We are a “controlled” company within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.
•Pursuant to the Tax Receivable Agreement, dated as of December 29, 2020, by and among the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative (the “Tax Receivable Agreement” or “TRA”), the Special Limited Partner is required to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units (for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.
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

Risks Related to Our Business and Industry
Competition in the online and retail sports betting and online gaming industry is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects.
The industries in which we operate are characterized by intense competition. We compete against other providers of retail or online sports betting and online or bricks-and-mortar casino, as well as against providers of online and mobile entertainment and leisure products more generally. Other companies that provide these products and services are often established and well-financed, and other well-capitalized companies may introduce competitive products or services. Our competitors may spend more money and time on developing and testing products and services, undertake more extensive or far-reaching marketing campaigns, adopt more aggressive pricing, bonusing or promotions or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. New competitors, whether licensed or not, may enter the retail or online sports betting or gaming industries. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular, our business, financial condition, results of operations and prospects could be adversely affected.
Competitive pressures may also adversely affect our margins. For example, as competition increases, we may need to lower our margins in order to attract or retain customers. Further, as we expand to become a more national brand, we may need to increase our marketing spending, as we have recently been doing, to compete more effectively.
We operate in the global gaming and entertainment industry with our online casino, online sports betting, retail sports betting and social gaming offerings. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies and digital streaming and on-demand services (which continue to gain popularity), social media, sporting events and in-person casinos, are more well-established, and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these and other forms of entertainment for our customers’ discretionary time and income. If we are unable to sustain sufficient interest in our online and retail product and service offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.
Our ability to growth our revenue in the future will depend, in large part, upon our ability to attract new customers to our offerings and retain and engage existing customers, as well as continued user adoption of online casino and retail and online sports betting more generally. Growth in the online casino, sports betting and gaming industries and the level of demand for and market acceptance of our offerings will be subject to a high degree of uncertainty. We cannot provide assurance that customer adoption of our offerings will continue at their current levels or increase in the future (in particular in light of the ongoing COVID-19 pandemic, which has significantly impacted many types of in-person entertainment as well as global supply chains), that the industry will achieve more widespread acceptance or that we will be able to retain our customers if we are unable to keep pace with technological innovation and customer experiences.
Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.
We operate in rapidly changing and competitive industries, and our projections are subject to risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states and countries as well as anticipated tax rates in such states and countries, all of which are uncertain. Furthermore, if we invest in new product development or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.
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

We have a history of losses and we may continue to incur losses in the future.
Since our formation in 2012, we have experienced net losses and negative cash flows from operations. We experienced net losses in accordance with accounting principles generally accepted in the United States of America of $71.1 million and $131.6 million in the years ended December 31, 2021 and 2020, respectively. We may continue to experience losses in the future, and we cannot assure you that we will achieve profitability. We may continue to incur significant losses in future periods. We expect our operating expenses to increase in the future as we expand our operations in existing and new markets. Furthermore, as a public company we have incurred and expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we will not be able to achieve or maintain profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays, or other unknown factors that may result in losses in future periods. If our expenses exceed our revenue, our business may be negatively impacted and we may never achieve or maintain profitability.
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
Our online and retail sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the American football season as well as during the NBA and NCAA basketball seasons. In addition, the suspension, postponement or cancellation of major sports seasons and sporting events due to COVID-19 or other reasons such as lock outs or strikes like the currently ongoing MLB lockout that began in December 2021, may adversely impact our quarterly results.
Recruitment and retention of our employees, including certain key employees, is vital to growing our business and meeting our business plans. The loss of any of our executives or other key employees could harm our business.
We depend on a limited number of key personnel to manage and operate our business, including both our Executive Chairman and our CEO. The leadership of our current executive officers has been a critical element of our success and the departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating, and retaining these employees. Because we face significant competition for personnel to attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of those employees. In addition, the recent move by many companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of employees or the inability to hire necessary skilled employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming, expensive and cause additional disruptions to our business. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.
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
The online casino and retail and online sports betting businesses are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of online casino or retail or online sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of winnings to total amount bet) of the online casino and retail and online sports betting we offer to our customers. We use the hold percentage as an indicator of an online casino game or retail or online sports bet’s performance against its expected outcome. Although each online casino or retail or online sports bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. For online casino and retail and online sports betting, the element of chance may affect win rates (hold percentages); these win rates, particularly for retail and online sports betting, may also be affected in the short term by factors largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, customer financial resources, the volume of bets placed and the amount of time spent gambling. For online casino games, it is possible a random number generator outcome or game will malfunction and award errant prizes. For retail and online sports betting, it is possible that erroneous or incorrect odds are posted that are highly favorable to bettors and bets are placed and/or winning are paid before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting offerings are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and retail and online sports bets may differ from the theoretical win rates we have estimated and could result in our customers’ winnings exceeding those anticipated. The variability of win rates (hold rates) also has the potential to adversely affect our business, financial condition, results of operations, prospects and cash flows.
Our success also depends in part on our ability to anticipate and satisfy customer preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry, technological and legal standards, our offerings are subject to changing standards and customer preferences that cannot be predicted with certainty. We need to continually introduce new technologies, offerings or features and identify future technologies, offerings or features that complement our existing platform and offerings, respond to changing standards and our customers’ preferences and improve our existing platform and offerings to maintain or increase our customer engagement and growth of our business. We may be unable to compete effectively unless our offerings keep up with trends in the digital sports entertainment and gaming industries, or trends in new gaming products. If we are unable to anticipate or satisfy the changing industry, technological or legal standards or customer preferences in a timely manner or within reasonable cost parameters, or if we are unable to appropriately and timely train our personnel to operate within these new standards and preferences, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology, offering or feature, and a failure to do so could result in higher than anticipated costs, lower customer demand or could otherwise impair our operating results.
If we fail to detect fraud or theft, including by our customers and employees, our reputation may suffer, which could harm our brand and reputation and negatively impact our business, financial condition, results of operations and prospects, and can subject us to investigations and litigation.
We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, customer claims of unauthorized payments and attempted payments or cash outs by customers with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
Fraud or other forms of cheating by our customers may involve various tactics, including collusion with our employees and exploiting loopholes in our promotions or offerings. Successful exploitation of our systems could harm our reputation and negatively affect our offerings and customer experience. Failure to discover such fraud or cheating in a timely manner could harm our operations. Negative publicity related to such fraud or cheating could adversely affect our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, we may inadvertently send overly generous promotions that customers or regulators force us to honor. If any such issues were to occur with our existing platform or offerings, substantial engineering, marketing and management resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
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
We rely on strategic relationships with local partners such as land-based casinos or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
Some jurisdictions’ betting and gaming laws limit online casino, online sports betting and retail sports betting to a finite number of local entities, such as land-based casinos, tribes, tracks or professional sports teams, which own one or more “skins” under that jurisdiction’s law. A “skin” is a legally authorized license from a jurisdiction to offer online sports betting or online casino. The “skin” provides a market access opportunity for retail and online betting and gaming operators to operate in the jurisdiction pending licensure and other required approvals by the relevant gaming regulator. The entities that control those “skins’ and the numbers of “skins” available are typically determined by a jurisdiction’s betting and gaming laws. In most jurisdictions where we offer online casino and sports betting, we currently rely on a casino, tribe, track or professional sports team to get a “skin.” If we cannot establish, renew or manage our relationships with our local partners, our relationships could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition, results of operations and prospects could be adversely affected.
Further, in certain jurisdictions in which we operate where we are required to have a relationship with a local partner, customers who want to participate in online sports betting or online casino may be required to sign-up for an online account at our retail location within the facilities of our partners. Certain of these facilities were closed by government order for a time in response to the COVID-19 pandemic. Although these facilities have re-opened, if they were to close again or have limited hours due to the ongoing COVID-19 pandemic, our ability to register new customers from these states could be negatively impacted. On the other hand, the re-opening of these facilities could slow the growth of our online offerings as consumers will have the ability to spend time and money at land-based facilities instead of with our online offerings.
Our current and projected performance relies heavily upon continued compatibility and interoperability between our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.
Our customers primarily access our online sports betting and online casino offerings through our app on their mobile devices, and we believe that this will continue going forward. To enable our customers to use our offerings through our app on their mobile devices, our app must be compatible with the major mobile operating systems such as iOS and Android. We rely heavily on third-party platforms to distribute our app and offerings, interoperability of our platform with popular mobile operating systems, technologies, networks and standards and continued high-bandwidth data capabilities. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices. Further, we rely upon third-party platforms for distribution of our app and offerings. Our online sports betting and online casino offerings are primarily distributed through the Apple App Store, the Google Play store and traditional websites. In light of this, the promotion, distribution and operation of our app are subject to the applicable distribution platform terms and policies for application developers, which are very broad and subject to frequent changes and interpretation and may not be uniformly enforced across all applications and with all publishers.
Moreover, we are, and will continue to be, dependent on the interoperability of our platform with popular mobile operating systems, such as iOS and Android, technologies, networks and standards that we do not control. Any changes, bugs, technical or regulatory issues in such systems, or any changes in our relationships with mobile manufacturers and carriers, or in their terms of service or policies that negatively affect our offerings’ functionality, or that reduce or eliminate our ability to distribute our offerings, provide preferential treatment to competitive products, limit our ability to deliver our offerings, or impose fees or other charges related to delivering our offerings, could adversely affect the use and monetization of our offerings on mobile devices.
Our offerings require high-bandwidth data capabilities for placement of time-sensitive bets and streaming of content. If high-bandwidth capabilities do not continue to grow or grow more slowly than anticipated, particularly for mobile devices, our customer growth, retention and engagement may be negatively impacted. To deliver high-quality content over cellular networks, our offerings must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. In particular, any future changes to the iOS or Android operating systems (which likely will occur) may impact the accessibility, speed, functionality and other performance aspects of our platform. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our offerings and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the jurisdictions in which we operate to impede access to content or otherwise discriminate against content providers like us over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses as a result of being a public company may be greater than we anticipate.
We became a public company in December 2020, and as a public company (and particularly after we are no longer an “emerging growth company”) we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and must comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the New York Stock Exchange (the “NYSE”), including applicable corporate governance requirements and establishing and maintaining effective disclosure and financial controls. Compliance with these rules and regulations can be complex and burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our historical legal and financial compliance costs and make some activities more time-consuming and costly. For example, the Business Combination and becoming a public company has made it more difficult and expensive for us to obtain director and officer liability insurance, and could also make it more difficult for us to attract and retain qualified board members as compared to when we were a private company. In particular, we have incurred and continue to expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have hired, and may need to continue to hire, additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge, and maintain an internal audit function, which have and will likely continue to increase our operating expenses. Moreover, we could incur additional compensation costs if we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We continue to evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Our failure to maintain adequate financial, information technology and management processes and controls has in the past resulted in, and could in the future result in, material weaknesses that could lead to errors in our financial reporting, which in turn could adversely affect our business.
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
While we have not identified any “material weaknesses” in our internal control over financial reporting as of and for the fiscal year ended December 31, 2021, we have identified material weaknesses in the past. For instance, as of and for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in February 2020 and the closing of the Business Combination in December 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, non-controlling interests and related financial disclosures for the affected periods. Following the identification of the material weakness and other control deficiencies, we implemented measures to remedy the same.
We can give no assurance that any measures we take in the future will remediate any material weakness we may identify or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate disclosure controls and procedures or internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. Furthermore, we may be unable to complete our evaluation, testing and any required remediation with respect to any identified material weakness in a timely fashion.
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
Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity or digital services based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as ours. Such laws may be applied inconsistently from jurisdiction to jurisdiction. Our in-jurisdiction activities may vary from period to period, which could result in differences in nexus from period to period.
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
Increases in our income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate could reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing U.S. tax laws have been and could in the future be subject to significant change. For example, in December 2017, the 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the United States, which provided for significant changes to then-existing tax laws and additional guidance issued by the IRS pursuant to the TCJA may continue to impact us in future periods. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.
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
Portions of our operations are located in foreign jurisdictions such as Colombia, Estonia and Canada, and we may in the future pursue opportunities in other non-U.S. jurisdictions such as Mexico. Such operations may expose us to high levels of currency, political, economic and compliance risk. Compliance with international, Colombian, Estonian, Canadian, U.S. and other laws and regulations that apply to our international operations increases our cost of doing business. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:
•challenges caused by distance as well as language, cultural and time zone differences;
•general economic conditions in Colombia, Estonia and Canada (and any other jurisdictions where we pursue non-U.S. opportunities);
•regulatory changes;
•political unrest, government instability, terrorism and the potential for other hostilities;
•public health risks, particularly in areas in which we have significant operations;
•constantly evolving geopolitical environment, international and domestic political, regulatory and economic landscapes, including trends such as populism, economic nationalism and negative sentiment toward multinational companies;
•trade actions, tariffs, export controls and sanctions;
•longer payment cycles and difficulties in collecting accounts receivable;
•overlapping or changes in tax regimes;
•differing labor and employment laws, rules, regulations and practices;
•capital controls, difficulties in transferring funds from certain countries and managing foreign exchange rate fluctuations and risks;
•laws such as the U.S. Foreign Corrupt Practices Act and local laws that also prohibit corrupt payments to governmental officials;
•local laws that prohibit money-laundering and financing of terrorist and other unlawful financial activities; and

•reduced protection for intellectual property rights in some countries.
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
To date, COVID-19 has significantly impacted our business. It has directly impacted our business, beyond disruptions in normal business operations, primarily through changes in consumer habits as a result of people being required to work from home and limit traveling or otherwise voluntarily doing such. During the period of these mandatory or voluntary work-from-home orders and travel restrictions, our user activity significantly increased and has continued to remain strong as many of these orders were lifted. COVID-19 has also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of portions of major sports seasons and sporting events. The timing of many major sporting events is still uncertain. However, bricks-and-mortar casino closures and certain ongoing limitations on visitations due to COVID-19 have provided additional opportunities for us to market online gaming to traditional bricks-and-mortar casino patrons. If and when the United States and the rest of the world recovers from the ongoing COVID-19 pandemic and bricks-and-mortar casino and other traditional forms of leisure and entertainment such as movie theaters and sporting events return to their pre-COVID-19 levels, it is currently unknown or uncertain how such a recovery would impact our business, operating results, growth rates and customer engagement levels.
Sports leagues shortening, delaying or cancelling their events or seasons due to COVID-19 could adversely affect our business, financial condition, results of operations and prospects.
The outbreak of COVID-19 has resulted in, and may in the future result in, among other things, suspension, shortening, delay and/or cancellation of sports events and seasons. If the suspension, shortening, delay or cancellation of sports events and/or seasons continues, we may be unable to accept bets on such sports events or sustain sufficient interest in our retail and online sports betting offerings. Further, shortened seasons for sports leagues may result in a smaller amount of money bet on sports events throughout the course of each sport’s season. As a result, our business, financial condition, results of operations and prospects could be adversely affected.
We are dependent on RSG and certain of its affiliates to provide us with certain services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires.
Historically, RSG and certain of its affiliates have provided, and in certain cases continue to provide, under a services agreement between us and RSG, certain corporate and shared services related to functions such as government affairs, certain business development, insurance and other services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG employees who perform or otherwise assist with providing services to us. While RSG provides these services to us, we will be dependent on them for services that are critical to our operation as a publicly traded company, and our operational flexibility to modify or implement changes with respect to such services and the amounts we pay for them will be limited. If the services agreement with RSG terminates or expires, we may be unable to replace these services or enter into appropriate third-party agreements on terms, including cost and quality, comparable to those that we receive under the services agreement.

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
We are subject to laws and regulations relating to real-money online casino and retail and online sports betting in the jurisdictions in which we conduct our business or in some circumstances, where our offerings are available. We are also subject to the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary among jurisdictions and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations or legislation attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.
We offer our real-money offerings in thirteen states that have adopted legislation and regulations permitting online casino, online sports betting or retail sports betting. In those states that currently require a license or registration, we have obtained the appropriate license or registration or have obtained a provisional license. We also currently operate under one foreign license in Colombia and expect to operate under applicable foreign licenses in Ontario, Canada and Mexico during 2022.
In May 2018, the U.S. Supreme Court struck down as unconstitutional PASPA. This decision effectively lifted federal restrictions on sports betting, thus allowing states to determine by themselves the legality of sports betting. Since the repeal of PASPA, numerous states (plus Washington D.C.) have legalized online sports betting. To the extent new real-money online casino or retail or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, financial condition, results of operations and prospects. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our offerings. This is a time-consuming process that can be extremely costly and can divert management’s attention away from operating the business. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.
Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. Further, governmental authorities or courts could determine that our free-to-play, social gaming offerings constitute unauthorized gambling or that legislation is enacted in jurisdictions in which we operate free-to-play, social gaming offerings that makes such offerings unauthorized gambling, which could negatively impact our operations and business results and expose us and certain of our third-party providers, including the app stores that distribute our apps, to potential litigation. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors, public entities, incumbent monopoly providers or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, financial institutions, advertisers and others involved in the online casino and gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us, our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.
There can be no assurance that legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the online casino and retail and online gaming industries (or that existing laws in those jurisdictions will not be interpreted or enforced negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition, results of operations and prospects, either as a result of us determining that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.
In the United States, the UIGEA prohibits, among other things, a business accepting a wager by means of the Internet where such wager is prohibited by any federal or state law where initiated, received or otherwise made. Under UIGEA severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the wager and receiving the wager is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification.
The U.S. Illegal Gambling Business Act (“IGBA”) makes it a crime to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business” and the U.S. Travel Act makes it a crime to use the mail or any facility in interstate commerce with the intent to “distribute the proceeds of any unlawful activity” or “otherwise promote, manage, establish, carry on, or facilitate the promotion, management, establishment, or carrying on, of any unlawful activity.” For there to be a violation of either the IGBA or the Travel Act there must be a violation of underlying state law.
Until 2011, it was uncertain whether the Wire Act prohibited states from conducting intrastate lottery transactions via the Internet if such transactions crossed state lines. In late 2011, the Office of Legal Counsel (the “OLC”) of the Department of Justice (“DOJ”) issued an opinion that concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all (the “2011 DOJ opinion”). Following the issuance of the 2011 DOJ opinion, within the past several years state-authorized Internet casino gaming has been launched in Connecticut, Delaware, Michigan, New Jersey, Pennsylvania and West Virginia and state-authorized online poker has launched in Delaware, Michigan, New Jersey, Nevada, Pennsylvania and West Virginia. In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The OLC acknowledged that its conclusion in the 2018 DOJ opinion, which was contrary to the 2011 DOJ opinion, will make it more likely that the executive branch’s view of the law will be tested in the courts. Subsequently, a lawsuit was filed challenging the 2018 DOJ opinion interpretation. At both the district and appellate court levels, the courts held that the 2011 DOJ opinion was the correct interpretation. The DOJ did not appeal the matter to the U.S. Supreme Court. Consequently, at this time it appears that the 2011 DOJ opinion is the prevailing view with respect to the Wire Act’s applicability; however, we cannot provide any assurance that there won’t be future interpretations, challenges, case law or legislation that may alter the Wire Act’s applicability.
Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, and legalization may not occur in as many states as we expect, may occur at a slower pace than we anticipate or may be accompanied by legislative or regulatory restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.
Numerous states have legalized, or are currently considering legalizing, real-money gaming, and our growth, business, financial condition, results of operations and prospects significantly depend upon the legalization of real-money gaming expanding to new jurisdictions. Our business plan is partly based on real-money gaming becoming legal for a specific percentage of the population annually; however, this legalization may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact real-money gaming legislation and we are unable to obtain or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or online gaming websites in U.S. jurisdictions where such games are legalized, our future growth could be materially impaired.

As we enter new jurisdictions, states or the federal government may legalize real-money gaming in a manner unfavorable to us. As a result, we may encounter legal, regulatory or political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on projected revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a local partner for online sportsbook or online gaming access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial taxes on online sports betting and online gaming revenue, in addition to sales taxes in certain jurisdictions and a federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.
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
Compliance with the various regulations applicable to real-money gaming is costly and time-consuming. Regulatory authorities at the foreign, U.S. federal, state and local levels have broad powers with respect to regulating and licensing real-money gaming operations and may revoke, suspend, condition or limit our gaming licenses, impose substantial fines on us and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations and prospects.
Our ability to grow our business will depend on in part on our ability to obtain and maintain licenses to make our offerings available in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our offerings, increasing our customer base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our online casino and retail and online sports betting operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.
Any of our real-money gaming licenses could be revoked, suspended or conditioned at any time. Losing a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot provide assurance that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our past or present activities or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our business, financial condition, results of operations and prospects. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, the legislatures of some of the jurisdictions in which we have existing or planned operations introduce various proposals that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of our operations. To date, we believe we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on our business, financial condition, results of operations and prospects.
We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level; however, there is no guarantee that states will allow operators such as us to impose limits at the individual customer level.
Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for retail and online sports betting operators to manage customer betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe virtually all online operators balance taking reasonable bets from all customers against the risk of individual customers significantly harming the business viability. We cannot assure you that all state legislation and regulators will always allow operators to execute limits at the individual customer level, or at their sole discretion.
In some jurisdictions, our key executives, certain employees or other individuals related to the business are subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause the business to be non-compliant with its obligations or imperil its ability to obtain or maintain licenses necessary for the conduct of the business.
As part of obtaining real-money gaming licenses, the responsible gaming authority generally determines suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person, including by requiring a sale of the equity interests such individual holds in us to us or other third party. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We entered into a license agreement (the “License Agreement”) with RSG, pursuant to which we granted to it and its affiliates a perpetual, royalty-free license to use in specific fields of use certain trademarks and domain names that RSG and certain of its affiliates assigned to us in connection with the Business Combination. This license may be either exclusive or non-exclusive based on the field of use and the particular trademark or domain name. This license precludes our use of certain trademarks and domain names in the exclusive fields of use. Certain trademarks and domain names that we licensed to RSG may include the words “Rush Street,” and RSG’s use of such trademarks and domain names may disrupt our reputation in the marketplace, damage any goodwill we may have generated, and otherwise harm our business, financial condition, results of operations and prospects.
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
Our technology infrastructure is critical to the performance of our platform and offerings and to customer satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. We cannot assure you that absolute security will be provided by the measures we take to: detect, prevent, stop or respond to cyber-attacks and protect our systems, data and customer information; prevent outages, data or information loss; and prevent or detect security breaches or fraud. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, disruptions, outages and other performance problems on our platform or offerings due to a variety of factors, including human or software errors, infrastructure changes and capacity constraints. To date, such disruptions, individually and in the aggregate, have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our systems, technological infrastructure and data, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.
Because our platform and offerings are complex and incorporate a variety of hardware, proprietary software and third-party software, our platform and/or offerings may contain errors, bugs, flaws or corrupted data, which may become apparent only after their launch and could result in unanticipated downtime or vulnerabilities that could compromise our systems’ security. If an offering is unavailable when customers attempt to access it or navigation through our platform is slower than expected, customers may be unable to use our offerings as desired and may be less likely to return to our platform as often, if at all. Further, programming errors, defects and data corruption could disrupt our operations, adversely affect our customers’ experience, harm our reputation, cause our customers to stop using our platform or offerings, divert our resources or delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brands and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.
If our customer base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need additional technical infrastructure, including network capacity and computing power, to continue to satisfy our customers’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components, in particular in light of supply chain issues caused by the ongoing COVID-19 pandemic, may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, degradation of service or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as COVID-19) or other catastrophic events, any of which could have a material adverse impact on our business and operations.
We believe that if our customers have negative experiences with our offerings or if our brands or reputation are negatively affected, customers may be less inclined to use our offerings or recommend them to others. Thus, a failure or significant interruption in our platform could harm our reputation, our business, financial condition, results of operations and prospects.
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen. Any such access, disclosure, loss, corruption or theft could result in legal claims or proceedings, liability under applicable privacy and data protection laws, and regulatory penalties, disruption of our operations and the services we provide to customers, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
We and our business partners maintain significant amounts of data electronically in locations around the world. The secure maintenance and transmission of such data, which may include customer and employee information is critical to our operations. Our information technology and other systems that maintain and transmit customer information, or the systems of third-party service providers and business partners, may be compromised by malicious third-party penetration of our network security, or the network security of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inaction by our employees or third-party service providers or business partners. As a result, our customers’ information may be lost, disclosed, corrupted, accessed or taken without such customers’ consent. Given the data intensive nature of our business, we have experienced attempts to breach our systems and other similar incidents in the past. For example, we have been and will likely continue to be subject to attempts to gain unauthorized access to customer accounts through our information systems or those we develop for our customers, including through phishing attacks or credential stuffing by malicious actors who may try to deploy viruses, worms or other malicious programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot assure you that they will not have a material impact in the future, including by overloading our systems and network and preventing our offerings from being accessed by legitimate customers.
We rely on third-party encryption and authentication technology in an effort to securely store and transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments may result in failures of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, apps, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees, or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to, or sabotage, systems change frequently and may not be known until launched against us or our third-party service providers.
In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party providers, or cybersecurity incidents could result in: unauthorized access to our sites, apps, networks and systems; unauthorized access to and misappropriation of customer or personnel data, including personally identifiable information, or our or third parties’ other confidential or proprietary information; viruses, worms, spyware or other malware being served from our sites, apps, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In the past, the online gaming industry has experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. If any of these security breaches should occur and be material, our reputation and brands could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
In addition, a party who can illicitly obtain a customer’s password could access that customer’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches, and we may need to in the future to address problems caused by breaches, including notifying affected customers and responding to any resulting litigation or investigations, which in turn, diverts resources from the growth and expansion of our business.
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
Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate or intend to operate our business. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or our ability to compete. If we are unable to effectively protect our proprietary offerings and features, competitors may reverse engineer and/or copy them. Additionally, protecting our intellectual property rights is costly and time-consuming. Any unauthorized use of our intellectual property or disclosure of our confidential information or trade secrets could make it more expensive to do business, thus harming our operating results. Furthermore, if we are unable to protect our intellectual property rights or prevent unauthorized use or appropriation by third parties, the value of our brands, intellectual property and other intangible assets may be diminished, and competitors may be able to more effectively mimic our offerings and services. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
We rely on licenses and service agreements to use the intellectual property rights of affiliated and third parties that are incorporated into or used in our products and services. Failure to renew or expand existing licenses or service agreements may require us to modify, limit or discontinue certain product or services, which could materially affect our business, financial condition, results of operations and prospects.
We rely on products, technologies and intellectual property such as certain “Bet Rivers” and “PlaySugarHouse” trademarks and domains, that we license or that are made available to us through service agreements from affiliated and third parties, for use in our platform, offerings and/or operations. Substantially all our offerings, products and services use intellectual property licensed or made available to us through service agreements from affiliated entities or third parties. See “Intellectual Property”. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses or service agreements for certain technologies. We cannot assure you that these third-party licenses and services agreements, or support for the technologies licensed or provided to us thereunder, will continue to be available to us on commercially reasonable terms, if at all. If we cannot renew and/or expand existing licenses or services agreements, we may have to discontinue or limit our use of the offering, product and/or service that include or incorporate the licensed or provided technology.
Some of our license agreements contain minimum guaranteed payments to the third party. If we are unable to generate sufficient revenue to offset the minimum guaranteed payments, it could negatively affect our business, financial condition, results of operations, prospects and cash flows. Our license agreements generally allow for assignment in the event of a strategic transaction but contain some limited termination rights post-assignment. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in our payment of additional fees or penalties, cancellation or non-renewal of the underlying license or litigation.
The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by affiliated entities or third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure you that such approvals will be granted or that the approval process will not result in delays or disruptions to our strategic objectives.
Risks Related to our Third-Party Vendor Relationships
We rely on third-party cloud infrastructure and hosting providers and server rooms hosted by certain of our land-based casino partners. Disruption or interference with this infrastructure or server rooms could adversely affect our business, financial condition, results of operations and prospects.
We host our online gaming platform and our sports betting and online casino offerings using third-party public and on-premise private cloud infrastructure and hosting services and on-premise server rooms hosted by certain of our land-based casino partners. We do not have full control over the operations of the infrastructure of the third-party service providers that we use or anticipate using such as cloud-hosting providers (i.e., Amazon Web Services and Google Cloud) and on-premises hosting and related service providers or the facilities (including the server rooms) of our casino partners. Such infrastructure and facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. We have experienced and expect in the future to experience, interruptions, delays and outages in service and availability from these providers on account of, among other things, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Any such interruptions, delays or outages result in sustained or repeated system failures with respect to our platform could reduce the attractiveness of our offerings. Any capacity constraints may also impact our ability to maintain performance of our offerings. Should our agreements with any third-party cloud service provider terminate or we add new cloud infrastructure service providers, we may experience additional costs and platform performance downtime in adding or transitioning to new or additional service providers. These impacts (and any associated negative publicity regarding them) may harm our brands or reduce customers using our platform, which may negatively impact our business, financial condition, results of operations and prospects.
We rely on third-party providers to validate the identity and location of our customers, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.
We rely on third-party geolocation and identity verification systems and service providers to ensure that we comply with certain laws and regulations, and any disruption to those systems would prohibit us from operating our platform and would adversely affect our business. There is no guarantee that these third-party systems or service providers will perform adequately or will be effective. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential customers received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access them, in each case based on inaccurate identity or geographic location determinations. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our customers. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our operations. If any of these risks materialize, we may be subject to disciplinary action, fines and lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.

Our platform contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our offerings.
Our platform contains software components licensed to us by third-party authors under “open source” licenses (“Open-Source Software”). Using and distributing Open-Source Software may entail greater risks than using third-party commercial software as licensors of Open-Source Software generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the licensed code. In addition, the public availability of Open-Source Software may make it easier for others to compromise our platform or offerings.
Some Open-Source Software licenses require us to make available source code for modifications or derivative works we create or grant other licenses to our intellectual property if we use such Open-Source Software in certain ways. If we combine our proprietary software with Open-Source Software in a certain manner, we could, under certain licenses for Open-Source Software, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our proprietary software.
Although we review our use of Open-Source Software to avoid subjecting our platform and offerings to conditions we do not intend, the terms of many licenses for Open-Source Software have not been interpreted by U.S. or foreign courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform or offerings. From time to time, there have been claims challenging the ownership of Open-Source Software against companies that incorporate Open-Source Software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be Open-Source Software. Moreover, we cannot assure you that our processes for controlling Open-Source Software use in our platform and offerings will be effective. If we are held to have breached or failed to comply with the terms of an Open-Source Software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform and offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary software, any of which could adversely affect our business, financial condition, results of operations and prospects.
We rely on third-party payment processors to process customer deposits and withdrawals made on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, results of operations and prospects could be adversely affected.
We rely on third-party payment processors to process customer payments on our platform. If a third-party payment processor terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate payment processor, and may be unable to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these could cause us to be unable to accept online payments or other payment transactions or make timely payments to customers, any of which could make our platform less trustworthy and convenient and adversely affect our ability to attract and retain our customers.
Nearly all payments on our platform are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to customers that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our customers, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our customers. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.
For example, if we are deemed to be a money transmitter as defined by applicable regulations, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies that may define money transmitter differently. Certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators to which we are subject will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not complying with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
Additionally, certain of our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some customers, or be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the customers on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, results of operations and prospects.
We rely on third-party service and content providers (including sports betting risk management and trading providers, sports data providers and online slot providers) and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.
Our success depends in part on our relationships with third-party service providers. For example, we receive sports betting odds data, sports betting risk management services and sports betting trading services from a third party, and in some jurisdictions we are required to obtain official league data. We also rely on third parties for content delivery (such as online slots), load balancing and certain cybersecurity protections such as against distributed denial-of-service attacks. If those providers do not perform adequately, our customers may experience issues or interruptions with their experiences, and gaming regulators may hold us responsible for these third-party providers’ errors. Further, if any of our third-party service or data providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and as consolidation in the industries in which we operate continues, if a competitor acquires any of our third-party providers, we may need to find an alternate provider, and in each case we may be unable to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other third-party software and services such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party providers, including any publicity related to regulatory concerns or allegations of bad or unethical actions, could adversely affect our reputation and brand, result in us severing our relationship with such third-party service provider and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third-party vendors into our platform. We cannot be certain that these vendors are not infringing the intellectual property rights of others or that they have sufficient rights to such technology in all jurisdictions in which we may operate. Some of our material third-party license and services agreements allow the vendor to terminate for convenience. If we are unable to obtain or maintain rights to any of this technology because of third-party intellectual property infringement claims against our vendors or us, if our vendors terminate any license or services agreements, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform or offerings containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, effort and skillsets that we currently do not have, and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may be unable to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, results of operations and prospects.
If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.
A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate any distributed denial-of-service attacks. However, if Internet service providers experience service interruptions, including because of cyber-attacks or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency like COVID-19), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact our customers’ ability to access our platform or offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and system infrastructure and support capabilities. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our customers. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our customers’ property or personal information or a delay or interruption in our online services, products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause our customers to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.
We rely, and expect to continue to rely, on relationships with casinos, tribes and other third parties to attract customers to our platform. These relationships, along with our use of providers of online services, search engines, social media, directories, affiliate networks and other websites and e-commerce businesses direct individuals to our online platform. While we believe there are other third parties that could drive individuals to our platform, adding or transitioning to them may disrupt our business and increase our costs. If any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our applicable arrangement, or at all, and we are unable to find suitable alternatives, this could impact our ability to cost-effectively attract customers and harm our business, financial condition, results of operations and prospects.
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
Neil G. Bluhm and Gregory A. Carlin and their respective trusts and entities controlled by them (collectively, the “Controlling Holders”) control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•having a majority of our Board consist of independent directors;
•having a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•having a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•conducting an annual performance evaluation of the nominating and corporate governance and compensation committees.
We currently, and intend to continue to, use these exemptions. As a result, we may not have a majority of independent directors on our Board, our compensation and our nominating and corporate governance committees may not consist entirely of independent directors and our compensation and our nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all the NYSE corporate governance requirements. Furthermore, the Controlling Holders have entered into a voting agreement where they agree to vote together on certain matters presented to the Company’s stockholders as long as the voting agreement is in effect, which may have the effect of extending the period in which we are a “controlled company” and our utilizing the exemptions discussed above.
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
In addition, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, as long as the Company is a “controlled company” under applicable NYSE rules, the Rush Street Interactive GP, LLC, in its capacity as the Sellers’ Representative of the Controlling Holders and the other original equity-holders in RSILP under the Business Combination Agreement (in such capacity, the “Sellers’ Representative”) and dMY Sponsor, LLC (the “Sponsor”) will have the right to nominate up to nine (or the maximum number that may be nominated by the Sellers’ Representative without violating the NYSE’s controlled company requirements) and up to two directors, respectively, to the Board, subject to certain independence and holdings requirements. In the event the Company is no longer a “controlled company” under the applicable NYSE rules, the Sponsor will have the right to nominate up to two directors and the Sellers’ Representative will have the right to nominate a number of directors equal to the greater of the number of directors permitted by NYSE or a number equal to the total number of directors multiplied by the percentage of the Company’s issued and outstanding voting securities held by the Sellers and their permitted transferees at such time, in each case subject to certain independence and holdings requirements.
The Controlling Holders and their affiliates engage in a broad spectrum of activities, including investing in the gaming and casino industries generally. In the ordinary course of their business activities, the Controlling Holders and their affiliates may engage in activities such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are our suppliers, partners or customers. Our Charter provides that none of the Controlling Holders, their affiliates or affiliated entities or any director who is not employed by us or its affiliates or affiliated entities will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Controlling Holders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Controlling Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
We have arrangements with our affiliates that impact our operations.
We have engaged, and may in the future engage, in transactions with affiliates and other related parties, including, for example, entering into agreements with the “Rivers” branded casinos located in Pennsylvania, Illinois, New York and the anticipated “Rivers” branded casino in Portsmouth, Virginia, to operate retail and online sports betting and/or online casino on behalf of such casinos as and when retail and online sports betting and online casino are legalized in each respective jurisdiction. We have also entered into a services agreement with RSG, under which RSG and/or its affiliates provided certain corporate and shared services related to functions such as government affairs, certain business development, insurance and other services, and currently continues to provide some of these services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead with respect to RSG and its affiliates’ employees who perform or otherwise assist with providing services to us. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms at least as favorable as would be charged by others, if that were not to be achieved in the future that could have a negative impact on our operations. Both Mr. Bluhm, our Executive Chairman and a significant stockholder, and Mr. Carlin, a significant stockholder and former CEO and vice chairman, have an indirect ownership interest in certain of our related parties, including RSG and the “Rivers” branded casinos. Mr. Carlin is also CEO of RSG. See “Certain Relationships and Related Transactions, and Director Independence”. Our Controlling Holders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.
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
As part of our business strategy, we have made and may continue to make acquisitions or investments as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions or investments may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition or investment will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions or investments with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate the products, personnel and technologies associated with these acquisitions or investments into our business, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:
•the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;
•increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, technological, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;
•entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;
•the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;
•the ability to obtain and/or maintain appropriate or required licenses, permits or approvals from applicable regulators; and
•the ability to retain or hire qualified personnel required for expanded operations.
Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Class A Common Stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A Common Stock unfavorably, we may be unable to consummate key acquisitions essential to our corporate strategy and our business, financial condition, results of operations and prospects may be seriously harmed.
Risks Related to our Securities, Corporate Structure, Governing Documents and Tax Receivable Agreement
If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt or other hybrid equity securities, existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our securities may be adversely affected.
If we raise capital in the future then existing stockholders may experience dilution. Our Charter provides that preferred stock may be issued from time to time in one or more series, and the Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of our common stock and could have anti-takeover effects. The Board’s ability to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. The issuance of any such securities may adversely affect the market price of our securities.
Our principal asset is our interests in RSILP (held through our wholly owned subsidiaries), and accordingly we depend on distributions from RSILP to pay taxes and expenses.
We are a holding company and have no material assets other than our indirect ownership of RSILP. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay taxes, operating expenses and dividends in the future, if any, will depend on RSILP’s financial results and cash flows. There can be no assurance that RSILP will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under any debt instruments will permit such distributions. If RSILP does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. If we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.
RSILP is a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders of RSILP Units, including the RSI ASLP, Inc. (the “Special Limited Partner”), which is a member of our consolidated group for U.S. federal income tax purposes. Accordingly, we will be required to pay U.S. federal income taxes on the Special Limited Partner’s allocable share of RSILP’s net taxable income. Under the terms of the Second Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020 (the “RSILP A&R LPA”), RSILP must make tax distributions to holders of RSILP Units (including the Special Limited Partner) calculated at certain assumed rates. In addition to tax expenses, we and the Special Limited Partner will also incur expenses related to their operations, including the Special Limited Partner’s payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by RSILP (excluding payment obligations under the Tax Receivable Agreement). The Special Limited Partner intends to cause RSILP to make ordinary distributions and tax distributions to the holders of RSILP Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, RSILP’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of RSILP and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in RSILP’s debt agreements (if any), or any applicable law, or that would have the effect of rendering RSILP insolvent. To the extent the Special Limited Partner is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
Additionally, although RSILP generally will not be subject to any entity-level U.S. federal income tax, it may be liable under recent federal tax legislation for adjustments to its tax return, absent an election to the contrary. If RSILP’s taxable income calculations are incorrect, RSILP and/or its partners, including the Special Limited Partner, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.
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
Dividends on our Class A Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that RSILP will not reimburse, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then-applicable financing agreements. Financing arrangements may include restrictive covenants restricting our ability to pay dividends or make other distributions to our stockholders. In addition, RSILP is generally prohibited under Delaware law from making distributions to partners to the extent that, at the time of the distribution, after giving effect to the distribution, RSILP’s liabilities (with certain exceptions) exceed the fair value of its assets. RSILP’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to RSILP. If RSILP does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
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
On December 29, 2020, the Sellers sold an aggregate of 12,500,000 RSILP Units for $125,000,000 and may in the future exchange their RSILP Units, together with the cancellation of an equal number of shares of Class V Voting Stock, for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These sales and exchanges are expected to result in increases in the Special Limited Partner’s allocable share of the tax basis of RSILP’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we and the Special Limited Partner would otherwise be required to pay in the future had such sales and exchanges never occurred.
In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that we and our consolidated subsidiaries (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated by the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the Tax Receivable Agreement are outside of our control, we expect that the payments the Special Limited Partner will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition.
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
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we and our consolidated subsidiaries (including the Special Limited Partner) determine, and the Internal Revenue Service (“IRS”) or another taxing authority may challenge all or part of the tax basis increases, as well as other tax positions that we and our consolidated subsidiaries (including the Special Limited Partner) take, and a court may sustain such a challenge. If any tax benefits initially claimed by us or our consolidated subsidiaries (including the Special Limited Partner) are disallowed, the Sellers and the exchanging holders will not be required to reimburse the Special Limited Partner for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be applied against and reduce any future cash payments otherwise required to be made by the Special Limited Partner, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us and our consolidated subsidiaries (including the Special Limited Partner) may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we and our consolidated subsidiaries (including the Special Limited Partner) might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances the Special Limited Partner could make payments under the Tax Receivable Agreement in excess of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) actual income or franchise tax savings, which could materially impair our and our consolidated subsidiaries’ (including the Special Limited Partner’s) financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (i) the Special Limited Partner exercises its early termination rights thereunder, (ii) certain changes of control of us, the Special Limited Partner or RSILP occur (as described in the RSILP A&R LPA), (iii) the Special Limited Partner in certain circumstances, fails to make a payment required under the Tax Receivable Agreement by its final payment date, which non-payment continues for 30 days following such date or (iv) we or the Special Limited Partner materially breach any of our material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii), which breach continues without cure for 30 days following receipt by us and/or the Special Limited Partner of written notice thereof and written notice of acceleration is received by us and/or the Special Limited Partner thereafter (except that in the case that the Tax Receivable Agreement is rejected in a case commenced under bankruptcy laws, no written notice of acceleration is required), in the case of clauses (iii) and (iv), unless certain liquidity exceptions apply, the Special Limited Partner’s obligations under the Tax Receivable Agreement will accelerate and the Special Limited Partner will be required to make a lump-sum cash payment to the Sellers and/or other applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our and our consolidated subsidiaries’ (including the Special Limited Partner’s) future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we and our consolidated subsidiaries (including the Special Limited Partner) realize subsequent to such payment because such payment would be calculated assuming, among other things, that we and our consolidated subsidiaries (including the Special Limited Partner) would have certain assumed tax benefits available to us and that we and our consolidated subsidiaries (including the Special Limited Partner) would be able to use the assumed and potential tax benefits in future years.
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
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for RSILP’s securities and trading in shares of our Class A Common Stock was not very active. Accordingly, the valuation ascribed to the Company in the Business Combination may not be indicative of the price that will ultimately prevail in the trading market and, even if an active market for our securities develops and/or continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or those of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of shares of our Class A Common Stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, international currency fluctuations, pandemics and acts of war or terrorism.

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
Our continued eligibility for listing on the NYSE depends on a number of factors. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Our Charter’s exclusive forum provision may have the effect of discouraging lawsuits against our directors and officers.
Unless we consent in writing to the selection of an alternative forum, our Charter requires that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of a fiduciary duty owed by any director, officer, other employee or RSI stockholder to us or to our stockholders, (iii) any action asserting a claim against us, our directors, officers, other employees or RSI stockholders arising pursuant to any provision of the Delaware General Corporation Law, our Charter or our bylaws, or (iv) any action asserting a claim against us, our directors, officers, other employees or RSI stockholders governed by the internal affairs doctrine under Delaware law shall be brought, to the fullest extent permitted by law, solely and exclusively in the Delaware Court of Chancery; provided, however, that, in the event that the Delaware Court of Chancery lacks subject matter jurisdiction over any such actions, our Charter provides that the sole and exclusive forum shall be another state or federal court located within Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant.
Our Charter also requires, unless we consent in writing to the selection of an alternative forum, that the U.S. federal district courts shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. This provision in our Charter does not address or apply to claims arising under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
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
Our financial performance is subject to global and U.S. economic conditions and their impact on consumer spending. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business, financial condition, results of operations and prospects. We recently experienced a global recession as a result of the COVID-19 pandemic, and if recovery is slow or stalls, or we experience another downturn because of another wave of the COVID-19 pandemic, we may experience a material adverse effect on our business, financial condition, results of operations or prospects. The ultimate severity of the COVID-19 outbreak is currently uncertain and therefore we cannot predict the full impact it may have on our customers and our operations; however, the effect on our business, financial condition, results of operations and prospects could be material and adverse.
Consumer discretionary spending and consumer preferences are driven by socioeconomic factors beyond our control, and our business is sensitive to reductions from time to time in consumer discretionary spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment or inflation, and rising prices or the perception of weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as online casino and retail or online sports betting. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases such as COVID-19, could lead to a further reduction in discretionary spending on leisure activities, such as online casino and retail or online sports betting.
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
Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing providers may be hesitant to offer banking and payment processing services to real-money gaming businesses. Consequently, the businesses involved in our industry, including ourselves, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest, in particular in jurisdictions that are in the process of becoming regulated or are newly regulated. If we were unable to maintain our bank accounts or our customers were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platform, it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges, which could result in an inability to implement our business plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 6,575 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams. This lease is set to expire on April 30, 2024, subject to our option to extend the term for two successive terms of two years each. We also lease office space in New Jersey, Colombia, Estonia, Toronto and Malta.
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
Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC
A complaint in the case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the U.S. District Court for the Northern District of Illinois, was served on us on August 18, 2020 and was subsequently amended and served on us on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts claims of breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the amended complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP’s motion to dismiss, dismissing Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint. We believe we have multiple defenses and grounds for dismissal of the claim and intend to defend against the claim vigorously.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information & Stockholders
Our Class A Common Stock is quoted on the NYSE under the symbol “RSI”. There is no public market for our Class V Voting Stock.
As of March 1, 2022, there were 71 holders of record of our Class A Common Stock and 19 holders of record of our Class V Voting Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
In connection with the Company's acquisition of all or substantially all of the assets of Run It Once, Ltd., a Maltese limited company (“RIO”), on December 21, 2021, the Company issued to RIO 158,127 shares of newly issued Class A Common Stock with an aggregate value of $2.5 million, which were subsequently distributed by RIO to certain stakeholders thereof. The issuance was made to RIO, which is an accredited investor, in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 11 to our consolidated financial statements, included elsewhere in this Annual Report, for additional information required.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
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
Our Business
We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S. and Latin American markets. Our mission is to provide our customers with the most user-friendly online casino and online sports betting experience in the industry. In furtherance of this mission, we strive to create an online community for our customers where we are transparent and honest, treat our customers fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide our customers with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.
We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting, as well as social gaming, which involves free-to-play games that use virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in thirteen U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Pennsylvania	✓	✓	✓
Virginia		✓
West Virginia	✓
In 2018, we also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, we launched our social gaming offering in Canada during October 2021 and anticipate launching real-money online casino and sports betting there in 2022. We also expect to launch online casino and sports betting in Mexico in the second quarter of 2022.
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers.com and PlaySugarHouse.com brands in the United States and under our RushBet.co brand in Colombia. We operate and/or support retail sports betting for our bricks-and-mortar partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
Impact of COVID-19
The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Starting in 2020 and continuing through the date hereof, the COVID-19 pandemic continued to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.
The COVID-19 pandemic has significantly impacted our business. The direct impact on our business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being ordered or requested to stay home and restrict their traveling or otherwise voluntarily choosing to stay at home or restrict travel. During the periods affected by government-imposed stay-at-home orders, our business volume significantly increased and has since continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. Beginning in early 2020 and continuing into the third quarter of 2020, many sports seasons and sporting events, including the NBA regular season and playoffs, the NCAA college basketball tournament, the MLB regular season, the Masters golf tournament, the NHL regular season and playoffs and domestic soccer leagues and European cup competitions, were suspended, postponed, modified or cancelled. While most major professional sports leagues have since resumed their activities primarily starting in the second half of 2020, the third quarter of 2021 was still impacted by the COVID-19 pandemic. For example, the number of games in the NBA’s 2020-2021 and NHL’s 2021 season were reduced and nearly every major professional sports league has experienced postponed, rescheduled or canceled games, or players or teams being excluded from certain games or events due to COVID-19, COVID-19 protocols or local COVID-19 vaccine requirements.

The return of major sports and sporting events during the second half of 2020, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in our sports betting offerings. However, sports seasons and calendars could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The alteration of sports seasons and sporting events, including the postponement or cancellation of events, throughout fiscal year 2021 reduced our customers’ use of, and spending on, our sports betting offerings and from time to time caused us to issue refunds for canceled events. Additionally, ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.
Our revenue varies based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, our online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our offerings, reducing cash flows and revenues, thus materially harming our business, financial condition and results of operations. In addition, a significant uptick in COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to help ensure that our personnel were safe and our business continued to function with minimal disruptions to normal work operations while personnel worked remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
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
Our principal offerings are our real-money online casino and online sports betting products. These products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand. We also provide a variety of retail sports betting solutions to service land-based casino and other partners and leverage our social gaming offerings to increase customer engagement and build online databases in key markets both before and after legalization and regulation.
We currently generate revenue through two operating models: (i) B2C and (ii) B2B. Through our B2C operations, we offer online casino, online sports betting, retail sports betting and social gaming directly to the end customer through our websites, apps or physical retail locations. B2C is our primary operating model, contributing more than 99% of our total revenue for the years ended December 31, 2021 and 2020, and we expect that it will continue to be our primary operating model into the future. We believe this is a flexible operating model that permits us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our land-based partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission.
Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a land-based operator such as a bricks-and-mortar casino or other type of local partner such as a professional sports team. Consequently, we leverage our relationships with bricks-and-mortar casinos and vendors in the gaming industry to find high-quality and reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market. To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring there are exciting benefits at each of the customer loyalty levels we currently offer.
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

The chart below presents our average MAUs for the years ended 2021 and 2020:
The year-over-year increase in MAUs was mainly due to our continued growth and strong customer retention rates in existing markets such as Pennsylvania, New Jersey, Illinois, Indiana, Colorado and Colombia, as well as our expansion into new markets such as Arizona, Connecticut, Michigan, Virginia and West Virginia. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the years ended 2021 and 2020:
The year-over-year increase in ARPMAU was mainly due to a favorable mix of online casino MAUs, as casino customers generally generate more revenue per user than sports betting customers. Additionally, as our product offerings continue to be available in more mature markets, customer bonusing volumes have decreased, thus resulting in higher ARPMAUs. This year-over-year increase in ARPMAUs was partially offset by increased promotional spend related to new market launches in jurisdictions such as Michigan, Virginia, West Virginia, Arizona and Connecticut.
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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest U.S. GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2021	2020
Net loss	$(71,092)	$(131,645)

Depreciation and amortization	4,245	2,082
Interest expense, net	187	135
Income tax expense	4,688	2,919
One-time payment from Affiliated casino	—	(9,000)
Change in fair value of earnout interests liability	13,740	2,338
Change in fair value of warrant liabilities	(41,802)	(7,166)
Share-based compensation	24,912	144,733
Adjusted EBITDA	$(65,122)	$4,396
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
Legalization, Regulation and Taxation
Our financial growth prospects depend on legalization of online casino and sports betting across more regulated jurisdictions, with particular emphasis on the United States, a trend that we believe is still in its early stage. Online casino may expand further due to many factors, including that many U.S. states are seeking ways to increase revenues. Online sports betting’s prospects were made possible after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to enter new jurisdictions that we believe are financially prudent for us to enter as they are legalized. Online casino is currently authorized only in seven states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). As of the date hereof, 32 states and the District of Columbia have authorized sports betting. Of those 33 jurisdictions, 22 states have authorized statewide online sports betting while 11 remain authorized for retail-only at casinos or retail locations.
The process of securing the necessary licenses or partnerships to operate in a given jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and gaming taxes may make it less attractive or more difficult for us to do business in a particular jurisdiction. Further, certain jurisdictions require us to have a relationship with a bricks-and-mortar casino or other land-based partner for online sports betting access, which tends to increase our costs of revenue. Jurisdictions that have established state or government-run monopolies may limit opportunities for private operators such as us.
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
We offer real-money online casino, online sports betting and/or retail sports betting in thirteen U.S. states and Colombia. We also provide social gaming (where permitted, including Ontario, Canada), where users are given virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. operations, with the remaining revenue being generated from our Colombian operations. See Note 4 to our consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings.
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
Our online casino offering consists of a combination of licensed content from leading suppliers in the industry, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in jurisdictions where use is approved by the regulatory authorities. We pay much lower fees on revenue generated through our in-house developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky), and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
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
Social Gaming
We provide social gaming (where permitted) where users are given virtual credits to enjoy free-to-play games. Users who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.
Our social gaming business has three main goals: building online databases in key markets ahead of and post-legalization and regulation; generating revenues; and increasing engagement and visitation to our bricks-and-mortar casino partner properties. Our social gaming products are a marketing tool that keeps the applicable brands present in the minds of our users and engages with users through another channel while providing the entertainment value that users seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.
We recognize deferred revenue when users purchase virtual credits and revenue when the virtual credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Advertising and Promotions Costs. Advertising and promotion costs consist primarily of costs associated with marketing our offerings via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
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

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of market access licenses, gaming jurisdictional licenses, internally developed software and finance lease right of use assets over their useful lives. See Notes 2, 5 and 6 to our consolidated financial statements, included elsewhere in this Annual Report.
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.
Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Revenue	$488,105	$278,500	$209,605	75%
Costs of revenue	332,145	190,873	141,272	74%
Advertising and promotions	190,476	56,517	133,959	237%
General administration and other	55,518	162,447	(106,929)	(66)%
Depreciation and amortization	4,245	2,082	2,163	104%
Loss from operations	(94,279)	(133,419)	39,140	(29)%
Interest expense, net	(187)	(135)	(52)	39%
Change in fair value of earnout interests liability	(13,740)	(2,338)	(11,402)	488%
Change in fair value of warrant liabilities	41,802	7,166	34,636	483%
Loss before income taxes	(66,404)	(128,726)	62,322	(48)%
Income tax expense	4,688	2,919	1,769	61%
Net loss	$(71,092)	$(131,645)	$60,553	(46)%
Revenue. Revenue increased by $209.6 million, or 75%, to $488.1 million in 2021 as compared to $278.5 million in 2020. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets, as well as our expansion into new markets such as Michigan, West Virginia, and Connecticut. The increase reflects higher period-over-period online casino and sports betting revenue of $206.3 million, retail sports betting revenue of $2.6 million, and social gaming revenue of $0.7 million.
Costs of Revenue. Costs of revenue increased by $141.3 million, or 74%, to $332.2 million in 2021 as compared to $190.9 million in 2020. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets. Market access costs, operating expenses, gaming taxes and payment processing costs contributed $21.8 million, $26.5 million, $70.2 million, and $18.5 million, respectively, to the year-over-year increase in costs of revenue, with personnel costs contributing to the remaining $4.3 million of the year-over-year increase. Costs of revenue as a percentage of revenue decreased to 68% in 2021 as compared to 69% in 2020.
Advertising and Promotions. Advertising and promotions expense increased by $134.0 million, or 237%, to $190.5 million in 2021 as compared to $56.5 million in 2020. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition of our offerings, such as executing strategic marketing or sponsorship arrangements with the three-time NBA champion Detroit Pistons, hall of famer Jerome Bettis, legendary NBA coach George Karl, nine-time First Division/Premier League champions, Everton Football Club, the Chicago Bears, Mike Ditka, Field of 68 Media Network, Field of 12 Media Network, Mark Schlereth and podcast organizations. Advertising and promotions expense as a percentage of revenue increased to 39% in 2021 as compared to 20% in 2020.
General Administration and Other. General administration and other expense decreased by $106.9 million, or 66%, to $55.5 million in 2021 as compared to $162.4 million in 2020. The year-over-year decrease was mainly due to a reduction in share-based compensation expense of $119.8 million, which was partially offset by an increase in other general and administrative expense of $12.9 million. General administration and other expense as a percentage of revenue decreased to 11% for 2021 as compared to 58% in 2020.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.2 million, or 104%, to $4.3 million in 2021 as compared to $2.1 million in 2020. The increase was mainly due to purchases of property and equipment and the related depreciation expense, and additional acquisition of gaming licenses, amounts paid for internally developed software, and capitalization of certain leases and the related amortization expense. Depreciation and amortization expense as a percentage of revenue remained flat at 1% in 2021 and 2020.
Interest expense, net. Interest expense, net increased by $0.1 million, or 39%, to $0.2 million in 2021 as compared to $0.1 million in 2020. The increase was mainly attributable to the recognition of additional imputed interest associated with the recognition of deferred royalties and the commencement of additional leases as we continue to expand into new jurisdictions.
Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was $13.7 million in 2021 and $2.3 million in 2020. Gains and losses are attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying share price of our Class A Common Stock. The liability was fully settled during the year ended December 31, 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liability was $41.8 million in 2021 and $7.2 million in 2020. Gains and losses are attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying share price of our Class A Common Stock. The liability was fully settled during the year ended December 31, 2021.
Income tax expense. Income tax expense increased by $1.8 million, or 61%, to $4.7 million in 2021 as compared to $2.9 million in 2020. The increase in income tax expense is attributable to the profitability of certain of our subsidiaries. Income tax as a percentage of revenue remained flat at 1% in 2021 and 2020.
Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Change
($ in thousands)	2020	2019	$	%
Revenue	$278,500	$63,667	$214,833	337%
Costs of revenue	190,873	32,893	157,980	480%
Advertising and promotions	56,517	28,313	28,204	100%
General administration and other	162,447	23,649	138,798	587%
Depreciation and amortization	2,082	1,139	943	83%
Loss from operations	(133,419)	(22,327)	(111,092)	498%
Interest expense, net	(135)	(123)	(12)	10%
Change in fair value of earnout interests liability	(2,338)	—	(2,338)	100%
Change in fair value of warrant liabilities	7,166	—	7,166	100%
Loss before income taxes	(128,726)	(22,450)	(106,276)	473%
Income tax expense	2,919	—	2,919	100%
Net loss	$(131,645)	$(22,450)	$(109,195)	486%
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
Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was $2.3 million in 2020 and zero in 2019. The change in fair value was primarily a result of changes in the underlying share price of our Class A Common Stock.
Change in fair value of warrant liabilities. We classify the Warrants issued in connection with our February 2020 IPO and the closing of the Business Combination as derivative liabilities with subsequent changes in their respective fair values recognized in our consolidated statement of operations and comprehensive income (loss). Change in fair value of warrant liabilities was $7.2 million in 2020 and zero in 2019. The change in fair value of warrant liabilities was due to the increase in the estimated fair value of the Warrants, which was primarily a result of changes in the underlying share price of our Class A Common Stock, offset by warrant issuance costs. Subsequent to the Business Combination, we had 11,500,000 Public Warrants, 6,600,000 Private Placement Warrants and 75,000 Working Capital Warrants outstanding as of December 31, 2020.
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
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations. Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our employees’ compensation and benefits.
We had $281.0 million in cash and cash equivalents as of December 31, 2021 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products). On February 22, 2021, we announced the redemption (the “Redemption”) of all the Company’s warrants to purchase Class A common stock that were issued to third parties in connection with dMY Technology Group, Inc.’s initial public offering (the “Public Warrants”), which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the year ended December 31, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million. We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows and proceeds from the Redemption.
In connection with the Business Combination, we executed the TRA, by and among the Special Limited Partner, RSILP, the Sellers and the Sellers’ representative, which generally provides for the payment by the Special Limited Partner of 85% of certain net tax benefits, if any, that RSI and its consolidated subsidiaries, including the Special Limited Partner, realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalents, proceeds from the Redemption and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of the United States and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. See Note 16 of our consolidated financial statements, included elsewhere in this Annual Report for a summary of our commitments as of December 31, 2021. We also expect to increase our marketing, advertising and promotional spend in existing and new markets, as well as market access fees and license costs as we continuing to enter into new market access arrangements with local partners in new jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships where we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to our consolidated financial statements, included elsewhere in this Annual Report.
We expect our material cash requirements during the upcoming 12-month period to include $0.8 million of lease payments, $10.0 million of license and market access fees, and $18.4 million of non-cancellable purchase obligations with marketing vendors. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $56.5 million of additional non-cancellable purchase obligations subsequent to the upcoming 12-month period. Management believes our current cash holdings and various avenues available to pursue funding in capital market will suffice to fund these obligations.
As of December 31, 2021, we had no off-balance sheet arrangements.
Debt
As of December 31, 2021, we had no debt outstanding. We have an outstanding letter of credit for $1.0 million in connection with our operations in Colombia, for which no amounts have been drawn as of December 31, 2021.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$(48,186)	$16,179	$(2,459)
Net cash used in investing activities	(37,002)	(6,243)	(5,770)
Net cash provided by financing activities	125,584	241,071	15,545
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,132)	515	(6)
Net change in cash, cash equivalents and restricted cash	$38,264	$251,522	$7,310
Operating activities. Net cash used in operating activities was $48.2 million for the year ended December 31, 2021 as compared to $16.2 million provided by operating activities for the year ended December 31, 2020. The increased use of cash reflects a lower period-over-period net loss totaling $60.6 million, which was more than offset by lower non-cash expenses totaling $140.7 million and a decline in working capital changes of $15.8 million. The increase in non-cash expenses totaling $140.7 million was driven primarily by an decrease in share-based compensation expense of $119.8 million and the change in fair value of warrant liabilities of $34.6 million, partially offset by the change in fair value of earnout interests liability of $11.4 million.

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
Investing activities. Net cash used in investing activities during 2021 increased by $30.8 million to $37.0 million, as compared to $6.2 million during 2020. The increase reflects higher period-over-period costs including increased gaming license acquisition purchases of $19.2 million, cash paid for internally developed software costs of $4.1 million, acquisition of developed technology intangible assets of $3.3 million, property and equipment costs of $2.0 million, investment in equity of $1.5 million, and investments in long-term time deposits of $0.7 million.
Net cash used in investing activities during 2020 increased by $0.4 million to $6.2 million, as compared to $5.8 million during 2019. The increase reflects higher period-over-period purchases of property and equipment of $1.4 million, partially offset by lower period-over-period acquisitions of gaming licenses of $1.0 million such as Illinois and Colorado.
Financing activities. Net cash provided by financing activities during 2021 decreased by $115.5 million to $125.6 million, as compared to $241.1 million during 2020. The decrease primarily reflects the net proceeds from the exercise of warrants of $131.6 million, which was more than offset by the Business Combination and PIPE financing of $239.8 million received during 2020, increased costs to repurchase common stock of $3.5 million, and increased principal payments of finance lease liabilities of $2.1 million.
Net cash provided by financing activities during 2020 increased by $225.6 million to $241.1 million, as compared to $15.5 million during 2019. The increase reflects the net proceeds from the Business Combination and PIPE financing of $239.8 million during 2020, partially offset by lower period-over period member capital contributions net of member distributions of $14.2 million.
Critical Accounting Policies
We have prepared our consolidated financial statements in accordance with GAAP. In doing so, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. A discussion of our more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board. See Note 2 to our consolidated financial statements, included elsewhere in this Annual Report for further information on our critical and other significant accounting policies.
Share-based Compensation (subsequent to the Business Combination)
We have issued stock-based awards with service-based conditions or market-based conditions. Our historical and outstanding share-based compensation awards are described in Note 11 to our consolidated financial statements, included elsewhere in this Annual Report.
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
Share-based Compensation (prior to the Business Combination)
Our historical share-based compensation awards, including the issuances of equity awards and liability awards, are described in Note 11 to our consolidated financial statements, included elsewhere in this Annual Report. Share-based compensation expense recognized for the years ended December 31, 2020 and 2019 relates entirely to partnership interests in RSILP that were issued before the Business Combination.
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
Prior to the Business Combination, we obtained a third-party valuation at the grant date for equity awards and at each remeasurement date for liability awards based upon assumptions regarding risk-free rates of return, expected volatilities, the expected term of the award and dividend yield, as applicable. The risk-free rate was based on an extrapolated 5-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. The expected term represented the period that our awards were expected to be outstanding and was calculated using a permitted simplified method, which was based on the vesting period and contractual term for each tranche of awards. The expected volatility was based on the historical share volatility of several comparable publicly traded companies over a period of time equal to the expected term of the awards, as we did not have any trading history of RSILP common units prior to the Business Combination. The comparable companies were chosen based on their size, stage in life cycle and area of specialty. The dividend yield used was zero because we have not paid dividends on RSILP common units nor did we expect to pay dividends in the foreseeable future.
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
Our management and Board considered various objective and subjective factors to determine the fair value of RSILP’s equity price per unit of each grant date, including the value determined by a third-party valuation firm. The factors considered by the third-party valuation firm and our Board included the following:
•our financial performance, capital structure and stage of development;
•our management team and business strategy;
•external market conditions affecting our industry, including competition and regulatory landscape;
•our financial position and forecasted operating results;
•the lack of an active public or private market for our equity units;
•the likelihood of achieving a liquidity event, such as a sale of Rush Street Interactive, LP or an initial public offering of our equity units; and
•market performance analyses, including with respect to unit price valuation, of similar companies in our industry.
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
In contemplation of the Business Combination, the RSILP common units that existed prior to the Business Combination, including the profits interests described above, were converted into Class A Common Units of RSILP on December 29, 2020. See Note 3 to our consolidated financial statements, included elsewhere in this Annual Report.
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
•Level 1 – Quoted prices in active markets for identical assets or liabilities on the reporting date.
•Level 2 – Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.
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
Earnout Interests Liabilities
The earnout interests, as described in Note 9 to our consolidated financial statements, included elsewhere in this Annual Report, are subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets. The earnout targets include (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the year ended December 31, 2021, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, is dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must be equal to or exceed the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would result in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions.
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
As of December 31, 2021, none of the earnout interests remained outstanding.

Warrant Liabilities
As described in Note 8 to our consolidated financial statements, included elsewhere in this Annual Report, we evaluated the Public Warrants, Private Placement Warrants and Working Capital Warrants under ASC 815-40, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and we do not control the occurrence of such an event, we concluded that the Public Warrants, Private Placement Warrants and Working Capital Warrants do not meet the conditions to be classified in equity. Because the Public Warrants, Private Placement Warrants and Working Capital Warrants meet the definition of a derivative under ASC 815-40, we recorded these warrants as liabilities on our consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in our consolidated statement of operations and comprehensive income (loss).
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
As of December 31, 2021, none of the warrants remained outstanding.
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
Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
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
Interest Rate Risk
As of December 31, 2021, we had cash, cash equivalents and restricted cash of $300.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interests rates of these interest-earning instruments would not have a material effect on our consolidated financial statements for the year ended December 31, 2021.

Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our functional and reporting currency. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso (which accounted for 7% and less than 5% of our revenue for the fiscal years ended December 31, 2021 and 2020, respectively). A 10% increase or decrease in the value of these currencies to the U.S. Dollar would not have a material effect on our consolidated financial statements for the year ended December 31, 2021.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2022 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(a)1. Financial Statements

Consolidated Financial Statements of Rush Street Interactive, Inc. for the years ended December 31, 2021 and December 31, 2020.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
Consolidated Statements of Changes in Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

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
Exhibit Index	97

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Rush Street Interactive, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rush Street Interactive, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Whippany, New Jersey
March 7, 2022
PCAOB ID Number 100

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$281,030	$255,622
Restricted cash	19,299	6,443
Players' receivables	5,829	779
Due from affiliates	28,159	28,764
Prepaid expenses and other current assets	7,433	2,871
Total current assets	341,750	294,479

Intangible assets, net	53,380	9,750
Property and equipment, net	7,232	2,016
Operating lease right-of-use asset, net	1,562	1,100
Other assets	4,807	1,215
Total assets	$408,731	$308,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,501	$11,994
Accrued expenses	48,287	27,042
Players' liabilities	24,160	8,500
Deferred royalty, short-term	1,415	195
Operating lease liabilities, short-term	509	226
Earnout interests liability	—	351,048
Other current liabilities	3,062	1,983
Total current liabilities	83,934	400,988

Deferred royalty, long-term	15,633	3,813
Operating lease liabilities, long-term	1,148	979
Warrant liabilities	—	170,109
Other long-term liabilities	315	—
Total liabilities	101,030	575,889

Commitments and contingencies

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of December 31, 2021 and 2020; 61,118,406 and 44,792,517 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6	4
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2021 and 2020; 158,702,329 and 160,000,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	16	16
Additional paid-in capital	167,270	—
Accumulated other comprehensive income (loss)	(475)	93
Accumulated deficit	(81,381)	(61,892)
Total stockholders’ equity (deficit) attributable to Rush Street Interactive, Inc.	85,436	(61,779)

Non-controlling interests	222,265	(205,550)
Total stockholders’ equity (deficit)	307,701	(267,329)
Total liabilities and stockholders’ equity (deficit)	$408,731	$308,560
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands except for share and per share amounts)

	December 31,
	2021	2020
Revenue	$488,105	$278,500

Operating costs and expenses
Costs of revenue	332,145	190,873
Advertising and promotions	190,476	56,517
General administration and other	55,518	162,447
Depreciation and amortization	4,245	2,082
Total operating costs and expenses	582,384	411,919
Loss from operations	(94,279)	(133,419)

Other income (expenses)
Interest expense, net	(187)	(135)
Change in fair value of warrant liability	41,802	7,166
Change in fair value of earnout interests liability	(13,740)	(2,338)
Total other income	27,875	4,693
Loss before income taxes	(66,404)	(128,726)

Income tax expense	4,688	2,919
Net loss	$(71,092)	$(131,645)

Net loss attributable to non-controlling interests	(51,603)	(132,726)
Net income (loss) attributable to Rush Street Interactive, Inc.	$(19,489)	$1,081

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.35)	$0.02
Weighted average common shares outstanding – basic	56,265,541	43,579,704

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.51)	$(0.01)
Weighted average common shares outstanding – diluted	57,426,885	52,242,606

	December 31,
	2021	2020
Net loss	$(71,092)	$(131,645)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,111)	524
Comprehensive loss	$(73,203)	$(131,121)

Comprehensive loss attributable to non-controlling interests	(53,168)	(132,202)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$(20,035)	$1,081
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	—	$—	$—	$93	$(61,892)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	855,894	—	—	—	—	—	6,196	—	—	6,196	18,716	24,912
Foreign currency translation adjustment	—	—	—	—	—	—	—	(546)	—	(546)	(1,565)	(2,111)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	70,144	—	—	70,146	189,749	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—	—	—	(850)	(2,615)	(3,465)
Reissuance of treasury stock	—	—	—	—	(218,589)	850	(850)	—	—	—	—	—
Settlement of earnout interests liability	—	—	—	—	—	—	79,779	—	—	79,779	285,009	364,788
Acquisition of developed technology intangible assets	158,127	—	—	—	—	—	691	—	—	691	1,809	2,500
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(397)	(397)
RSILP Unit Exchange	1,297,671	—	(1,297,671)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,489)	(19,489)	(51,603)	(71,092)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	11,310	(22)	—	11,288	(11,288)	—
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	—	$—	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Non- Controlling Interests	Members’ Equity (Deficit)	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019(1)	—	$—	—	$—	$—	$—	$—	$—	$—	$(3,368)	$(3,368)
Member's contribution	—	—	—	—	—	—	—	—	—	6,500	6,500
Share-based compensation	—	—	—	—	—	—	—	—	—	1,692	1,692
Distribution to members	—	—	—	—	—	—	—	—	—	(5,192)	(5,192)
Settlement of share-based liability in exchange for RSILP Units	—	—	—	—	—	—	—	—	—	150,382	150,382
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	524	524
Proceeds and shares issued in the Business Combination (Note 3)	44,792,517	4	160,000,000	16	—	93	(62,973)	(62,860)	(209,147)	(14,215)	(286,222)
Net income (loss)	—	—	—	—	—	—	1,081	1,081	3,597	(136,323)	(131,645)
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	$—	$93	$(61,892)	$(61,779)	$(205,550)	$—	$(267,329)
(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(71,092)	$(131,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	24,912	144,733
Depreciation and amortization expense	4,245	2,082
Deferred income tax	64	37
Noncash lease expense	355	205
Change in fair value of earnout interests liability	13,740	2,338
Change in fair value of warrant liabilities	(41,802)	(7,166)
Changes in assets and liabilities:
Players’ receivables	(5,050)	1,072
Due from affiliates	605	(25,629)
Prepaid expenses and other current assets	(4,562)	(306)
Other assets	(1,406)	(499)
Accounts payable	(5,546)	11,229
Accrued expenses	22,077	16,325
Players’ liabilities	15,660	2,433
Deferred royalty	(30)	1,070
Lease liabilities	(356)	(100)
Net cash provided by (used in) operating activities	(48,186)	16,179

Cash flows from investing activities
Purchases of property and equipment	(3,847)	(1,872)
Acquisition of gaming licenses	(23,535)	(4,371)
Cash paid for internally developed software costs	(4,091)	—
Acquisition of developed technology intangible assets	(3,281)	—
Investment in equity	(1,500)	—
Investment in long-term time deposits	(748)	—
Net cash used in investing activities	(37,002)	(6,243)

Cash flows from financing activities
Proceeds from shares issued for warrants	131,588	—
Repurchase of common stock	(3,465)	—
Principal payments of finance lease liabilities	(2,142)	—
Distributions paid to non-controlling interest holders	(397)	—
Distribution to members	—	(5,192)
Proceeds from related party loan	—	650
Repayments of related party loan	—	(650)
Net proceeds from the Business Combination	—	239,763
Members’ capital contribution	—	6,500
Net cash provided by financing activities	125,584	241,071

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,132)	515

Net change in cash, cash equivalents and restricted cash	38,264	251,522
Cash, cash equivalents and restricted cash, at the beginning of the year	262,065	10,543
Cash, cash equivalents and restricted cash, at the end of the year	$300,329	$262,065

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$810	$1,305
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	2,547	—
Non-cash redemption of Private Placement and Working Capital Warrants	50,798	—
Non-cash settlement of Public Warrants	77,509	—
Non-cash settlement of Earnout Interests Liability	364,788	—
Reissuance of treasury stock	850	—
Class A shares issued to acquire developed technology intangible assets	2,500	—
Acquisition of gaming licenses in exchange for future minimum market access fees	13,070	—
Allocation of equity and non-controlling interests upon changes in RSILP ownership	11,288	—
Earnout interests liability recognized in the Business Combination	—	348,710
Warrant liabilities recognized in the Business Combination	—	181,271
Increase in accounts payable for property and equipment purchases	53	58

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,541	$763
Cash paid for interest	123	—
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
RSI launched its first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. The Company establishes and utilizes subsidiaries, usually in the form of limited liability companies, to facilitate its operations in jurisdictions where the Company is licensed to operate. Currently, RSI offers real-money online casino, online sports betting, retail sports betting and/or retail sports services in the thirteen U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Louisiana		✓
Iowa		✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Pennsylvania	✓	✓	✓
Virginia		✓
West Virginia	✓
In 2018, RSI also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, RSI launched its social gaming offering in Canada during October 2021.
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
In connection with the closing of the Business Combination Agreement (the “Closing”), and collectively with the other transactions described in the Business Combination Agreement, (the “Business Combination”), the Company was reorganized into an umbrella partnership-C corporation (or “Up-C structure”), in which substantially all of the assets of the combined company are held by RSILP and its subsidiaries, and Rush Street Interactive, Inc.’s only assets, other than cash, are its equity interests in RSILP (which are held indirectly through wholly-owned subsidiaries of the Company– RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Common Units of RSILP (“RSILP Units”) and controls RSILP through RSI GP, and the Sellers, owned approximately 76.9% of the

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSILP Units and control the Company through the ownership of the Class V Common Stock (as defined below). Upon consummation of the Business Combination, dMY changed its name to “Rush Street Interactive, Inc.” See Note 3 for additional discussion related to the Business Combination. As of December 31, 2021, the Company and the Sellers owned approximately 72.2% and 27.8% of the RSILP Units, respectively.
Impact of COVID-19
The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Starting in 2020 and continuing through the date hereof, the COVID-19 pandemic continued to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to the Company and its performance and could affect its financial results in a materially adverse way.
The COVID-19 pandemic has significantly impacted RSI. The direct impact, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being ordered or requested to stay home and restrict their traveling or otherwise voluntarily choosing to stay at home or restrict travel. During the periods affected by government-imposed stay-at-home orders, our business volume significantly increased and has since continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. Beginning in early 2020 and continuing into the third quarter of 2020, many sports seasons and sporting events, including the NBA regular season and playoffs, the NCAA college basketball tournament, the MLB regular season, the Masters golf tournament, the NHL regular season and playoffs and domestic soccer leagues and European cup competitions, were suspended, postponed, modified or cancelled. While most major professional sports leagues have since resumed their activities primarily starting in the second half of 2020, the third quarter of 2021 was still impacted by the COVID-19 pandemic. For example, the number of games in the NBA’s 2020-2021 and NHL’s 2021 season were reduced and nearly every major professional sports league has experienced postponed, rescheduled or canceled games, or players or teams being excluded from certain games or events due to COVID-19, COVID-19 protocols or local COVID-19 vaccine requirements.

The return of major sports and sporting events during the second half of 2020, as well as the unique and concentrated sports calendar, generated significant customer interest and activity in the Company’s sports betting offerings. However, sports seasons and calendars could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.
The alteration of sports seasons and sporting events, including the postponement or cancellation of events, throughout fiscal year 2021 reduced RSI’s customers’ use of, and spending on, our sports betting offerings and from time to time caused RSI to issue refunds for canceled events. Additionally, ongoing or future closures of bricks-and-mortar casinos and certain ongoing limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for RSI to market online casino and sports betting to traditional bricks-and-mortar casino patrons.
The Company’s revenues vary based on sports seasons and sporting events, among other things, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect our revenue, possibly materially. However, the Company’s online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for RSI offerings, reducing cash flows and revenues, thus materially harming the business, financial condition and results of operations. In addition, a significant uptick of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs to help ensure that its personnel are safe, and that the business continues to function with minimal disruptions to normal work operations while personnel worked remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•The Board of Directors of the Company (the “Board”) and management are primarily composed of individuals associated with RSILP; and
•RSILP is the larger entity based on historical operating activity and has the larger employee base.
Thus, the financial statements included in this report for the year ended December 31, 2020 reflect (i) the historical operating results of RSILP prior to the Reverse Recapitalization; (ii) the combined results of the RSILP and dMY following the Business Combination; and (iii) the acquired assets and liabilities of dMY stated at historical cost, with no goodwill or other intangible assets recorded.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net income (loss), current assets, total assets, current liabilities, total liabilities, stockholders’ equity (deficit), non-controlling interests or cashflows. No reclassifications of prior period balances were material to the consolidated financial statements.
Liquidity and Capital Resources
Based on the net proceeds from the Business Combination (refer to Note 3) and the proceeds from warrant exercises resulting from the public warrant redemption (refer to Note 8) and future spend assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report. The Company experienced negative operating cash flows of $48.2 million for the year ended December 31, 2021 and positive operating cash flows of $16.2 million for the year ended December 31, 2020.
The Company has working capital as of December 31, 2021 totaling $257.8 million, largely a result of the Reverse Capitalization and the exercise of warrants in March 2021 resulting in $131.6 million of proceeds. Refer to Note 9 for a discussion of the earnout interest liability.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary customer bonuses; deferred revenue relating to our social gaming revenue stream; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; valuation of acquired intangibles; and deferred taxes and amounts associated with the Tax Receivable Agreement entered into in connection with Business Combination (the “Tax Receivable Agreement”).
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
The Company maintains separate bank accounts to segregate cash that resides in customers’ interactive gaming and sports betting accounts from cash used in operating activities. Player funds held by the Company at the end of the period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming and sports betting accounts, withdrawals that were initiated by players but still pending as of month end, and the value of any bets that are unsettled at the end of the period.
The following table reconciles cash and cash equivalents and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows:

	December 31,
($ in thousands)	2021	2020
Cash and cash equivalents(1)	$281,030	$255,622
Restricted cash	19,299	6,443
Total cash, cash equivalents and restricted cash	$300,329	$262,065
(1)The company had no cash equivalents as of December 31, 2021 or December 31, 2020.
Players Receivables
Players receivables consist of cash deposits from customers that the Company has not yet received. Players receivables are reported at the amount that the Company expects to collect from customers, generally via third-party payment processors. These receivables arise due to the timing difference between a customer’s deposit and the Company’s receipt of that deposit from the payment processor. The amounts are generally outstanding for a short period of time. On a periodic basis, the Company evaluates its players receivable and establishes an allowance for doubtful accounts based on a specific review of the accounts as well as historical collection experience and current economic conditions. No allowance for doubtful accounts was recorded for the periods presented in these consolidated financial statements.
Due from Affiliates
Due from affiliates consists of amounts that are expected to be collected from certain affiliated land-based casino partners. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s total revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in these consolidated financial statements. See Note 14 for disclosure on related parties.
Property and Equipment, net
Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

Asset	Useful Life
Computer equipment and software	3–5 years
Furniture and fixtures	4 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1–10 years
Intangible Assets, Net
Internally Developed Software
Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other - Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.
License Fees, Net
The Company incurs costs in connection with operating in certain regulated jurisdictions, including license applications fees and market access payments to strategic partners. These costs are capitalized as an intangible asset and amortized over the estimated useful life of the asset using the straight-line method. In certain markets, the Company agrees to pay minimum market access royalties to the partner, which is considered an integral cost in connection with operating in certain jurisdictions. The Company records fixed minimum royalty payments as intangible assets with an offset to deferred royalty liabilities, both of which are included on the consolidated balance sheets. The Company’s access to operate in a particular market is often dependent upon the continued viability of the strategic partner in that market. The useful life is the period over which the asset is expected to contribute directly or indirectly to the Company’s cash flows. The remaining useful life of license fee intangible assets is evaluated at least annually.
Developed Technology
On December 21, 2021, the Company entered into an agreement to purchase certain assets from Run It Once, Ltd. (“RIO”) in exchange for $3.3 million cash and 158,127 Class A Common Shares valued at $2.5 million.
To account for the transaction, the Company applied the definition of a business in ASC 805-10, Business Combinations – Overall, and concluded that the asset set acquired does not constitute a business as the acquired assets (subsequent to the acquisition) did not include the necessary inputs, substantive processes, and outputs needed to operate as a business. Therefore, the transaction has been accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired intellectual property represents developed technology intangible assets that are recognized at their relative fair value in accordance with ASC 350-30, General Intangibles Other Than Goodwill. Goodwill is not recognized in an asset acquisition and, as such, any consideration that exceeds the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. The Company capitalized a $5.9 million Developed Technology Intangible Asset, representing the total consideration paid of $5.8 million and an incremental $0.1 million related to legal fees directly attributable to the asset acquisition incurred by the Company. The asset is recognized in Intangible Assets, net on the Company’s consolidated balance sheet as of December 31, 2021 and is amortized over the estimated useful life of eight years using the straight-line method. The asset acquisition is presented on the consolidated statement of cash flows as net cash used in investing activities.
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
During the year ended December 31, 2021, the Company paid $1.5 million to acquire a less than 20% equity interest of Boom Entertainment, a business-to-business supplier and designer of free-to-play and regulated real-money digital wagering content. The equity investment is accounted for in accordance with ASC 321-10 and the Company has elected to account for this equity investment at cost less impairment, because there is not a readily determinable fair value for this investment as of December 31, 2021. No impairment was recorded during the year ended December 31, 2021. The investment is recognized in Other assets as of the balance sheet date.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment, operating lease right-of-use assets, finance lease right-of-use assets and finite-lived intangible assets (i.e., license fees, internally developed software, and developed technology).
The Company evaluates long-lived assets for indicators of impairment quarterly or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the long-lived asset is used and the effects of obsolescence, demand, competition and other economic factors. If indicators of impairment are identified, the Company performs an undiscounted cash flow analysis of the long-lived assets. Asset groups are written down only to the extent that their carrying value is lower than their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant. The Company did not have any impairment of long-lived assets for the years ended December 31, 2021 and 2020.
Players’ Liabilities
The Company records liabilities for customer account balances, which consist of customer deposits, plus customer winning bets, less customer losing bets, less customer withdrawals, plus the incremental progressive jackpot reserve. Players’ liabilities also includes the expected future payout relating to unredeemed bonus store points and unused discretionary bonus incentives in the customer’s account. The Company’s restricted cash and players receivables balance will equal or exceed the cash portion of the Company’s player liabilities account.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnout Interests Liability
Earnout interests represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in Change in fair value of earnout interests liability in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2021, none of the Earnout interests remain outstanding. See Note 9 for additional discussion of Earnout interests.
Warrant Liabilities
As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, each consisting of one share of dMY’s Class A common stock and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share. Subsequent to the Business Combination, 11,500,000 Public Warrants and 6,675,000 Private Warrants remained outstanding as of December 31, 2020.
The Private Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants would have become redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Warrants pursuant to ASC 815-40, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants did not meet the conditions to be classified in equity. Because the Warrants met the definition of a derivative under ASC 815-40, the Company records these Warrants as liabilities on its consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statement of operations and comprehensive income (loss).
As of December 31, 2021, none of the Public Warrants or Private Warrants remained outstanding. See Note 8 for additional discussion of Warrants.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash and restricted cash. The Company maintains cash and restricted cash primarily across five financial institutions within separate bank accounts. Although the Company maintains balances with certain institutions in excess of the federally insured limits, the Company does not believe that it is subject to unusual credit risk beyond the normal credit

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk associated with commercial banking relationships. As of December 31, 2021, the Company has not experienced losses on these accounts.
Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”). The Company adopted the new standard on January 1, 2020 using the modified retrospective approach. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and a lease liability.
The Company elected the transition package of three practical expedients permitted within the standard. In addition, the Company elected to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes. The Company made an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and recognize those lease payments on a straight-line basis over the lease term. The adoption of ASU 2016-2 resulted in the recognition of operating lease assets and liabilities of $0.2 million and $0.2 million, respectively, with no effect on opening accumulated deficit. The adoption of ASU 2016-2 did not materially affect the Company’s consolidated results of operations and had no impact on cash flows.
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
Revenue Recognition
Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:
•Identify the contract with the customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when, or as, the company satisfies a performance obligation

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company provides various incentives to promote customer engagement, many of which allow customers to place bets without using their own funds. For some incentive programs, benefits are provided to customers based only on past play and represent an option that grants the customer a material right. Other benefits that are provided to customers are more discretionary in nature and may not be related to the customer’s level of play.
Performance obligations related to online gaming and sports betting transactions include (1) servicing the customer’s bet, which is fulfilled when the outcome of the bet is known and (2) transferring additional goods or services to a player for which the Company has received consideration, such as bonus store points or other discretionary bonus incentives.
Bonus store points as well as discretionary bonus incentives, such as bonus dollars and free bets (collectively referred to herein as “customer bonuses”) are recognized as a reduction to revenue upon issuance of the incentive and as revenue upon redemption by the customer. Reductions to revenue include estimates for the standalone selling price of customer bonuses and the percentage of customer bonuses that are expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during the years ended December 31, 2021 and December 31, 2020. An increase or decrease in the estimated redemption rate of 5% would not have a material effect on consolidated financial statements for the year ended December 31, 2021.
Progressive jackpots related to online casino jackpot games are accrued and charged to revenue at the time the obligation to pay the jackpot is established. The progressive jackpot liability is recorded in Players’ liabilities on the consolidated balance sheets.
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
Certain relationships with business partners provide the Company the ability to operate the retail sportsbook at the land-based casino or other sports betting facilities. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Social gaming
The Company provides a social gaming platform for users to enjoy free-to-play games that use virtual credits. While virtual credits are issued to users for free, some users may choose to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services, to provide social gaming services to users upon the redemption of virtual credits. Deferred revenue is recorded when users purchase virtual credits and revenue is recognized when the virtual credits are redeemed, and the Company’s performance obligation has been fulfilled.
Certain costs to obtain or fulfill contracts
Pursuant to the accounting guidance, certain costs to obtain or fulfill a contract with a customer must be capitalized to the extent recoverable from the associated contract margin, and subsequently amortized as the products or services are delivered to the customer. These costs are capitalized as contract acquisition costs and are amortized over the period of benefit to the customer. For the Company, the period of benefit has been determined to be less than or equal to one year. As such, the Company applied the practical expedient and contract acquisition costs are expensed immediately. Customer contract costs that do not qualify for capitalization as contract fulfillment costs are expensed as incurred.
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
Deferred revenue also includes contract liabilities for the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, such as bonus store points. The Company recognizes breakage on bonus store points proportionately as redemption occurs. Revenue recognized relating to breakage during the years ended December 31, 2021 and 2020 was not material to the consolidated financial statements.
Deferred revenue relating to unsettled customer bets and unredeemed customer incentives is recorded in Players’ liabilities on the consolidated balance sheets.
Deferred revenue relating to the Company’s social gaming services includes virtual credits purchased by users but not yet redeemed and is recorded in Other current liabilities on the consolidated balance sheets.
Principle versus agent considerations
The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of revenues and related costs, or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The Company controls the promised goods or services for online casino and sports betting transactions, retail sports betting transactions and social gaming services, and as a result records related revenue on a gross basis. For retail sports service arrangements, the Company does not control the promised goods or services and, therefore, records the net amount of revenue earned as a commission.
See Note 4 for a disaggregation of the Company’s revenues.
Costs of Revenue
Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based partners

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Advertising and Promotions Costs
Advertising and promotion costs consist primarily of marketing the Company’s products and services via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
General Administration and Other
General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expenses, professional services related to legal, compliance and audit/consulting services, rent and other premises costs, and insurance.
Share-Based Compensation
The Company records share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), and recognizes share-based compensation expense in the period in which a grantee is required to provide service, which is generally over the vesting period of the individual share-based payment award. Compensation expense for awards with performance conditions is not recognized until it is probable that the performance target will be achieved. Compensation expense for awards is recognized over the requisite service period on a straight-line basis. The Company accounts for forfeitures as they occur.
The Company classifies unit awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date. See Note 11. Share-based payment awards which contain certain repurchase provisions were classified as liabilities in accordance with ASC 718. The Company elected to measure all liability-classified awards utilizing an option pricing method and recognizes the related expense within General administration and other expenses in the consolidated statements of operations and comprehensive income (loss).
Income Taxes
Rush Street Interactive, Inc. is a corporation and, as a result, is subject to U.S. federal, state, and foreign income taxes.
RSILP is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the RSILP unitholders, including the Company, are liable for U.S. federal income tax on their respective shares of RSILP’s taxable income reported on the unitholders’ U.S. federal income tax returns. RSILP is liable for income taxes in those states not recognizing its status as a partnership for U.S. federal income tax purposes.
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
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings Per Share
Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net earnings attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the same period.
Diluted net earnings (loss) per share of Class A Common Stock is computed by dividing net earnings (loss) attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted earnings (loss) per share by application of the treasury stock method or if-converted method, as applicable.
Prior to the Business Combination, the membership structure of RSILP included units which had profit interests. The Company analyzed the calculation of earnings (loss) per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the Business Combination on

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2020. The basic and diluted earnings (loss) per share for the year ended December 31, 2020 represent only the period of December 29, 2020 to December 31, 2020.
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currency of non-U.S. subsidiaries are the Colombian Peso, Canadian Dollar and Euro. The financial statements of non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses and historical exchange rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss). The impact of translating foreign subsidiary financial results to the U.S. dollar is not material to the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020.
Fair Value Measurements
Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:
•Level 1 – Quoted prices in active markets for identical assets or liabilities on the reporting date.
•Level 2 – Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow model, and fund manager estimates.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption had no impact on its consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, the ASU sets forth a “current expected credit loss” model that requires the Company to measure

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
3.    Business Combination
As further discussed in Note 1, on December 29, 2020, the Company consummated the Business Combination pursuant to the Business Combination Agreement.
In connection with the consummation of the Business Combination, the following occurred:
•The Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by RSILP and continue to operate through RSILP and its subsidiaries, and Rush Street Interactive, Inc.’s sole material assets are the equity interests of RSILP indirectly held by it.
•The Company consummated the sale of 16,043,002 shares of Class A Common Stock for a purchase price of $10.00 per share (together, the “PIPE”) pursuant to certain subscription agreements dated as of July 27, 2020 for an aggregate price of $160.4 million.
•The Company converted all outstanding shares of Class B common stock of the Company on a one-for-one basis and into an aggregate number of 5,750,000 shares of Class A Common Stock.
•The Company, the Special Limited Partner, RSI GP, RSILP and the Sellers entered into the Second Amended and Restated Limited Partnership Agreement of RSILP (the “RSILP A&R LPA”), pursuant to which all Common A-1 Units, the Common A-2 Units, the Common B-1 Units and the Preferred Units of RSILP held by the Sellers were converted or exchanged into Class A Common Units of RSILP, the result of which all Sellers collectively hold a single class of RSILP Units.
•The Company contributed approximately $239.8 million of cash to RSILP, representing (a) the net amount held in the Company’s trust account following the redemption of 485 shares of Class A Common Stock originally sold in the Company’s initial public offering, less (b) $125.0 million, representing the aggregate amount of consideration paid to the Sellers in connection with their sale of 12,500,000 RSILP Units (such RSILP Units, the “Purchased RSILP Units”), plus (c) $160.4 million in aggregate proceeds from the PIPE, less (d) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement, in exchange for 32,292,517 Units (such RSI Units issued to dMY, the “Issued RSILP Units”) and certain rights under the Tax Receivable Agreement (as discussed below).
•The Sellers transferred to the Special Limited Partner the Purchased RSILP Units for cash consideration of $125.0 million.
•The Sellers retained an aggregate of 160,000,000 RSILP Units (the “Retained RSILP Units”) (including 15,000,000 Earnout Interests (as defined below)).

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•The Company issued to RSILP 160,000,000 shares of newly issued Class V Common Stock, par value $0.0001 per share, (the “Class V Common Stock”), representing the same number of Retained RSILP Units (including 15,000,000 Earnout Interests), which shares were immediately distributed by RSILP to the Sellers.
•Pursuant to the terms of the Business Combination Agreement: (i) 1,212,813 shares of Class A Common Stock held by the independent directors of DMY, consisting of Darla Anderson, Francesca Luthi and Charles E. Wert, together with the Sponsor (collectively, the “Founder Holders”) that formerly constituted shares of Class B common stock of the Company held by the Founder Holders, (ii) 1,212,813 Issued RSILP Units issued to the Company in connection with the Business Combination, (iii) 15,000,000 Retained RSILP Units held by the Sellers, and (iv) 15,000,000 shares of Class V Common Stock issued to the Sellers by the Company in connection with the Business Combination (collectively, the “Earnout Interests”), became subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets (as further discussed below).
•At the Closing, the Company, the Special Limited Partner, RSILP, the Sellers and the Sellers’ Representative entered into a Tax Receivable Agreement pursuant to which, among other things, the Sellers are entitled to payment by the Special Limited Partner of 85% of the net income tax savings realized by the Company and its consolidated subsidiaries (including the Special Limited Partner) as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated by the Business Combination Agreement and the exchange by the Sellers of their Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement (as more fully described in the Tax Receivable Agreement). The Tax Receivable Agreement will remain in effect until all such tax benefits have been utilized or expired unless the Special Limited Partner exercises its rights to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur.
The Sellers have the right to exchange Retained RSILP Units for either one share of Class A Common Stock or, at the election of RSI GP in its capacity as the general partner of RSILP, depending on, among other things, the availability of cash at RSILP after first considering the cash necessary at RSILP to fund RSILP’s outstanding and anticipated operating expenses, debt service costs and declared dividends (in each case, if any), license fees and expenses, tax obligations and capital for existing and continued growth in new jurisdictions, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions RSILP A&R LPA. For each Retained RSILP Unit so exchanged, the Company will cancel one share of the Class V Common Stock.
After the Closing, Neil G. Bluhm and Gregory A. Carlin and their respective trusts and entities controlled by them (collectively, the “Controlling Holders”) own a majority of the Company’s outstanding common stock and, therefore, control a majority of the voting power of RSI’s outstanding common stock. Furthermore, the Controlling Holders entered into a voting agreement prior to the Closing, pursuant to which they agreed to vote together on certain matters presented to the Company’s stockholders for so long as the voting agreement is in effect. As a result, RSI is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, which status permits the Company to elect not to comply with certain corporate governance requirements as further described herein.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(1)Transaction costs allocated to Warrants are recorded to Change in Fair Value of Warrant Liabilities in the Company’s consolidated statements of operations and comprehensive income (loss).
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
(1)Includes 1,212,813 shares of Class A Common Stock placed into escrow subject to the achievement of certain earnout targets pursuant to the Business Combination Agreement.
(2)Includes 15,000,000 shares of Class V Common Stock placed into escrow subject to the achievement of certain earnout targets pursuant to the Business Combination Agreement.
(3)The Class V Common Stock entitle its holder to one vote per share but not any rights to dividends or distributions. Each share of Class V Common Stock is issued to the Sellers for each Retained RSILP Unit retained by the Seller.
The Earnout Interests, as described above, were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the 2021 year, and (c) achieving certain VWAPs within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, is dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must be equal to or exceed the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would result in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. During January 2021, the Earnout Interests were fully earned and no longer subject to the applicable restrictions on transfer and voting because the Volume Weighted Average Share Price exceeded $14.00 per share for 10 trading days within a 20 consecutive trading day period following the Closing. As a result, the earnout interests liability was reclassed to equity resulting in 1,212,813 additional shares of Class A Common Stock held by the Founder Holders and 15,000,000 additional shares of Class V Common Stock and RSILP Units issued to the Sellers (i.e., non-controlling interests).

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Revenue Recognition
Disaggregation of revenue for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Online casino and online sports betting	$480,065	$273,761
Retail sports betting	3,828	1,205
Social gaming	4,212	3,534
Total revenue	$488,105	$278,500
The following table presents the Company’s revenue by geographic region for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
($ in thousands)	2021	2020
United States	$452,607	$263,214
Colombia	35,498	15,286
Total revenue	$488,105	$278,500
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives, and is included within Player’s liabilities in the consolidated balance sheets. Deferred revenue associated with social gaming revenue includes unredeemed social gaming virtual credits and is included within Other current liabilities in the consolidated balance sheets. The deferred revenue balance as of December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Deferred revenue, beginning of year	$1,797	$321
Deferred revenue, end of year	4,637	1,797
Revenue recognized in the year from amounts included in deferred revenue at the beginning of the year	1,797	321

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Intangible Assets, Net
The Company has the following Intangible Assets, net as of December 31, 2021 and 2020, respectively:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
December 31, 2021	8.61	$49,226	$(5,582)	$43,644
December 31, 2020	8.03	$13,225	$(3,475)	$9,750

Internally Developed Software
December 31, 2021	2.96	$4,091	$(286)	$3,805
December 31, 2020	—	$—	$—	$—

Developed Technology
December 31, 2021	8.00	$5,931	$—	$5,931
December 31, 2020	—	$—	$—	$—
The Company recorded amortization expense on intangible assets of $3.0 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, estimated future amortization of intangible assets is as follows ($ in thousands):

($ in thousands)
Year ended December 31, 2022	$8,410
Year ended December 31, 2023	7,075
Year ended December 31, 2024	6,264
Year ended December 31, 2025	5,400
Year ended December 31, 2026	5,076
Thereafter	21,155
Total	$53,380

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Property and Equipment, Net
As set forth in the table below, Property and equipment, net as of December 31, 2021 and 2020 was $7.2 million and $2.0 million, respectively. The balances as of December 31, 2021 also include finance lease right-of-use assets, net.

	December 31,
($ in thousands)	2021	2020
Computer equipment and software	$5,113	$3,412
Furniture	433	329
Leasehold improvements	494	472
Property and equipment not yet placed into service	676	—
Total property and equipment	6,716	4,213
Less: accumulated depreciation	(1,803)	(2,197)
	$4,913	$2,016

Finance lease right-of-use assets	$2,547	$—
Less: accumulated amortization	(228)	—
	$2,319	$—

Property and equipment, net	$7,232	$2,016
The Company recorded depreciation expense on property and equipment of $1.0 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $0.2 million and nil for the years ended December 31, 2021 and 2020, respectively.
7.    Accrued Expenses
The table below provides a summary of the accrued expenses and other current liabilities at December 31, 2021 and 2020, respectively:

	December 31,
($ in thousands)	2021	2020
Accrued compensation and related expenses	$6,038	$1,948
Accrued operating expenses	15,955	7,006
Accrued marketing expenses	21,948	12,093
Accrued professional fees	1,753	873
Due to affiliates	1,005	3,751
Other	1,588	1,371
Total accrued expenses	$48,287	$27,042
8.    Warrant Liabilities
As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, each consisting of one share of dMY Class A common stock and one-half of one Public Warrant, at a price of $10.00 per unit. Each whole Public Warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Simultaneously with the dMY initial public offering, 6,600,000 Private Placement Warrants were sold to the Sponsor and an additional 75,000 Working Capital Warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants. Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share.
The Company classified the Warrants pursuant to ASC 815-40 as derivative liabilities on its consolidated balance sheets at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statement of operations and comprehensive income (loss).

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Warrants
On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11,500,000 shares of Class A Common Stock at a price of $11.50 per share. During the year ended December 31, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remain outstanding as of December 31, 2021.
The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million. The fair value of the Public Warrants was $88.1 million and $92.6 million as of December 31, 2020 and December 29, 2020, respectively.
Private Warrants
On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remain outstanding as of December 31, 2021.
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
The Private Warrants were valued as of December 29, 2020 (i.e., Closing), December 31, 2020, and March 26, 2021 (i.e., the exercise date).
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	March 26, 2021	December 31, 2020	December 29, 2020
Exercise price	$11.50	$11.50	$11.50
Stock price	$15.96	$22.76	$21.65
Volatility	42.6%	41.4%	41.4%
Term (years)	4.77	5.00	5.00
Risk-free interest rate	0.76%	0.37%	0.36%
The fair value of the Private Warrants was $50.8 million and $82.0 million as of March 26, 2021 and December 31, 2020, respectively. The fair value of the Private Warrants as of December 29, 2020 was $88.6 million.
The Company recorded $41.8 million to Change in fair value of warrant liabilities on the Company’s Consolidated Statement of Operations and Comprehensive Loss, representing the change in fair value of the Public Warrants and Private Warrants from December 31, 2020 through the dates of exercise.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of Warrant liabilities and change in fair value at each measurement date:

	Public Warrants (Level 1)	Private Warrants (Level 3)	Total
Fair value of warrants at December 29, 2020	$92,633	$88,638	$181,271
Change in fair value of warrant liability(1)	(4,554)	(6,608)	(11,162)
Fair value of warrants at December 31, 2020	$88,079	$82,030	$170,109
Change in fair value of warrant liability	(10,570)	(31,232)	(41,802)
Fair value of warrants at redemption	(77,509)	(50,798)	(128,307)
Fair value of warrants at December 31, 2021	$—	$—	$—
(1) This amount represents the change in fair value of warrant liability, excluding the effect of $4.0 million of transactions costs incurred in connection with the issuance of the Warrants.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Earnout Interests Liability
The earnout interests were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the 2021 year, and (c) achieving certain VWAPs within three years of the Closing.
Earnout interests represented a freestanding financial instrument initially classified as liabilities on the accompanying Consolidated Balance Sheet as the Company determined that these financial instruments were not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value and were adjusted to fair value at each reporting date with changes in fair value recorded in Change in fair value of earnout interests liability in the consolidated statement of operations and comprehensive loss.
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
The share price input is based on the trading price of the Class A Common Stock at the valuation date. The volatility input was determined using the Guideline Public Companies’ daily trading activity. Daily volatilities were calculated based on the daily trading activity using a historical lookback period commensurate with the maturity. The selected volatility was the average of the Guideline Public Companies’ volatility for the period. The term input represents the time to expiration of the Earnout Interests. The risk-free rate input is based on the 3-year U.S. Treasury bond rate in effect at the date of the grant.
On January 13, 2021, the earnout interests were fully earned and no longer subject to the applicable restrictions on transfer and voting because the VWAP exceeded $14.00 per share for 10 trading days within a 20 consecutive trading day period following the Closing. As a result, the earnout interests liability was reclassed to equity resulting in 1,212,813 shares of Class A Common Stock held by the Founder Holders and Sponsor and 15,000,000 shares of Class V Common Stock and RSILP Units issued to the Sellers (i.e., non-controlling interests) that were no longer subject to the applicable restrictions.
The Company recorded $13.7 million to Change in fair value of earnout interests liability on the Company’s Consolidated Statement of Operations and Comprehensive Loss, representing the change in fair value of the earnout interests from December 31, 2020 through January 13, 2021 when the earnout interests were no longer subject to the restrictions.

Earnout Interests Liability
Total
December 29, 2020	$348,710
Change in fair value of earnout interests liability	2,338
December 31, 2020	$351,048
Change in fair value of earnout interests liability	13,740
Settlement of earnout interests liability	(364,788)
December 31, 2021	$—

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Equity
Prior to the Business Combination
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
Reverse Recapitalization Resulting from the Business Combination
On December 29, 2020, in contemplation of the Business Combination, RSILP’s outstanding equity interests (including Preferred Units, Common A-1 Units and Common A-2 Units) and vested share-based liability awards (i.e., Common B-1 Units) were converted to 172.5 million Class A Common Units of RSILP. In connection with the Business Combination, 12.5 million Class A Common Units of RSILP (the Purchase RSILP Units) were transferred to the Special Limited Partner for cash consideration of $125.0 million.
In connection with the Business Combination, the Company’s previously reported Members’ Deficit and Preferred Units balances as of December 31, 2019, the earliest period presented, have been adjusted for the retrospective application of the Rush Street Interactive, LLC recapitalization and the Reverse Recapitalization.
The total amount of the Company’s authorized capital stock consists of 951,000,000 shares, consisting of (i) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) 750,000,000 shares of Class A Common Stock, and (iii) 200,000,000 shares of Class V Common Stock (together with the Class A Common Stock, the “Common Stock”).
Company Common Stock
As of December 31, 2021, there were 61,118,406 shares of Class A Common Stock outstanding and 158,702,329 shares of Class V Common Stock outstanding. As of December 31, 2020, there were 44,792,517 shares of Class A Common Stock outstanding (inclusive of 1,212,813 shares relating to earnout interests) and 160,000,000 shares of Class V Common Stock outstanding (inclusive of 15,000,000 shares relating to earnout interests).
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Preferred Stock
The Board has the authority to issue shares of preferred stock at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designations with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock outstanding.
Non-Controlling Interest
The non-controlling interest represents the RSILP Units held by holders other than the Company. As of December 31, 2021 and December 31, 2020, the non-controlling interests owned 72.2% and 76.9% (excluding the earnout interests that did not vest until January 2021) of the RSILP Units outstanding, respectively. The non-controlling interests’ ownership percentage can fluctuate over time as RSILP earnout interests vest and as the Sellers elect to exchange RSILP Units for Class A Common Stock. The Company has consolidated the financial position and results of operations of RSILP and reflected the proportionate interest held by the Sellers as non-controlling interest.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2020:	76.89%
Issuance of RSILP units in connection with the vesting of earnout interest in January 2021	1.24%
Issuance of Class A Common Stock in connection with the exercise of the Warrants	(4.98)%
Repurchases of Class A Common Stock	0.08%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants¹	(0.38)%
Issuance of Class A Common Stock upon the conversion of RSILP Unit Exchanges	(0.59)%
Issuance of Class A Common Stock as purchase consideration	(0.06)%
Non-controlling interest % as of December 31, 2021:	72.20%
[1]Includes reissuance of Class A Common Stock previously repurchased.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares were subsequently reissued in connection with share-based compensation plans during the year ended December 31, 2021.
11.    Share-Based Compensation
Incentive Plan
The Company created the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, consultants and independent directors that will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 13.4 million shares of Class A Common Stock and may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. As of December 31, 2021, the total number of shares available for grant under the 2020 Plan was 8.8 million. The 2020 Plan terminates on December 29, 2030.
Options and Restricted Stock Units (“RSUs”)
The Company granted 4,621,440 and nil restricted stock units (“RSUs”) during the years ended December 31, 2021 and 2020, respectively. Certain awards are based on service conditions and other awards are based on market conditions. The grant date fair value of the awards with service conditions is determined based on the quoted market price, while the grant date fair value of the awards with market-based conditions is estimated using a Monte Carlo simulation.
The Company granted 130,565 and nil stock options during the years ended December 31, 2021 and 2020, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

December 31, 2021
Volatility rate	53.52%
Risk-free interest rate	1.66%
Average expected life (in years)	5.4
Dividend yield	None
Stock price at grant date	$7.41
Exercise price	$7.41

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU and stock option activity for the year ended December 31, 2021 was as follows:

	RSUs		Options
	Number of Units	Weighted average grant price	Number of Units	Weighted average grant and exercise price
Unvested balance at December 31, 2020	—	$—	—	$—
Granted	4,621,440	16.04	130,565	7.41
Vested	(1,457,613)	15.84	—	—
Forfeited	(87,669)	17.89	(33,738)	7.41
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$7.41
The aggregate fair value of the RSUs granted during the years ended December 31, 2021 and 2020, was approximately $74.1 million and nil, respectively. The weighted average grant date fair value of the RSUs vested during the years ended December 31, 2021 and 2020, was approximately $23.1 million and nil, respectively.
The aggregate fair value of the stock options granted during the years ended December 31, 2021 and 2020, was $1.0 million and nil, respectively. The intrinsic value of the stock options outstanding as of December 31, 2021 and 2020, was $0.9 million and nil, respectively.

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to RSUs and stock options of approximately $47.9 million and $0.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.
Prior to the Business Combination
Prior to the Business Combination, RSILP granted Common A-2 Units and Common B-1 Units to a significant unit holder and employees, respectively, that were designated as profit interests. Both issuances are accounted for under ASC 718. As part of the Business Combination, the remaining unvested Common B-1 Units immediately vested, and all of the Common A-2 and Common B-1 Units were exchanged for Class A Common Units in RSILP.
Common A-2 Units
RSILP issued profits interests in the form of 414,894 Common A-2 Units to a significant unit holder during the year ended December 31, 2020, with a participation threshold of nil. The Common A-2 Units were fully vested on the date of grant. The Common A-2 Units were classified as equity awards, and equity-based compensation expense was based on the grant date fair value of the awards, determined using the Black-Scholes-Merton pricing model and the assumptions noted in the table below. No Common A-2 Units were issued during the year ended December 31, 2021.
Common B-1 Units
RSILP issued profit interests in the form of 683,889 Common B-1 Units to certain employees during the year ended December 31, 2020, respectively, with a participation threshold calculated by the total unreturned preferred unit capital plus a 10% preferred return to preferred capital contributed. Holders of Common B-1 Units were entitled to share in distributions after defined distributions have been made to Preferred Unit holders and Common A-2 Unit holders. The Common B-1 Units were fully vested as of December 29, 2020, the date of the Business Combination. Because the Put Price is a negotiated amount and not at fair value, the Common B-1 Units were liability-classified and revalued each period based on their current fair value with compensation costs recognized over the service period. Upon exchange of the Class B-1 Units for Class A Common Units in the Reverse Recapitalization, the share-based liability associated with Class B-1 Units was settled and the fair value of the share-based liability was reclassified to equity.
The fair value per Common B-1 Unit, determined using the Black-Scholes-Merton pricing model and the assumptions noted in the table below, was $29.15 as of December 29, 2020.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of B-1 Units’ activity is as follows:

Number of Units
Unvested balance at December 31, 2019	522,086
Granted	683,889
Vested	(1,205,975)
Unvested balance at December 31, 2020	—
The fair value for both the Common A-2 Units and the Common B-1 Units was determined using the Black-Scholes-Merton pricing model with the following assumptions:

December 29, 2020
Dividend yield	—
Volatility factor	45%
Risk-free interest rate	0.12%
Time to liquidity (in years)	0
Lack of marketability discount	0.0%
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
No Common B-1 Units were issued during the year ended December 31, 2021.
Recognition of compensation costs
Share-based compensation expense for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Costs of revenue	$1,808	$—
Advertising and promotions	3,605	—
General administration and other	19,499	144,733
Total share-based compensation expense	$24,912	$144,733
12.    Income Taxes
RSILP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RSILP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by RSILP is passed through to and included in the taxable income or loss of the RSILP Unit Holders and the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes and state and local income taxes with respect to our allocable share of any taxable income or loss of RSILP, as well as any stand-alone income or loss generated by the Company.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax (Benefit) Expense
The components of the income tax (benefit) expenses are:

	Years Ended December 31,
($ in thousands)	2021	2020
Current income taxes:
Federal	$149	$—
State and local	25	—
Foreign	4,551	2,708
	4,725	2,708
Deferred income taxes:
Federal	—	—
State and local	—	—
Foreign	(37)	211
	(37)	211
Income tax (benefit) expense	$4,688	$2,919
Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Net loss before income taxes	$(66,404)	$(128,726)
Less: net loss before Reverse Recapitalization	—	(133,404)
Less: net income (loss) before income taxes attributable to non-controlling interest	(48,258)	3,597
Net income (loss) attributable to Rush Street Interactive Inc. before income taxes	(18,146)	1,081
Income tax expense (benefit) at the federal statutory rate	(3,811)	227
State income taxes, net of federal benefit	25	100
Other	(67)	—
Foreign operations	4,514	2,919
Change in valuation allowance	4,027	(327)
Income tax (benefit) expense	$4,688	$2,919

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Deferred tax assets:
Investment in subsidiaries	$126,393	$127,171
Net operating losses	9,065	136
Imputed interest	1,147	1,202
Share-based Compensation	610	—
Other assets	99	39
Total gross deferred tax assets	137,314	128,548
Valuation allowance	(137,214)	(128,511)
Total deferred tax assets, net of valuation allowance	100	37
Deferred tax liabilities:
Investment in subsidiaries	—	—
Total gross deferred tax liabilities	—	—
Net deferred tax assets	$100	$37
As of December 31, 2021, the Company had approximately $32.6 million and $30.2 million of federal and state net operating loss carryovers, respectively. If not utilized, the entire federal net operating loss carryforward can be carried forward indefinitely. State net operating loss carryovers will expire in varying amounts beginning in 2032.
The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, the Company has determined it is not more-likely-than-not to realize existing deferred tax assets and thus has recorded a valuation allowance. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in changes to the valuation allowance and the effective tax rate.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income-based tax laws. For the year ended December 31, 2021, the impact of the CARES Act was immaterial to the Company’s tax provision. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.
Uncertain Tax Positions
The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2021 or December 31, 2020. In addition to filing federal income tax returns, the Company files income tax returns in numerous states and foreign jurisdictions that impose income tax. The statute of limitations remains open for tax years beginning in 2020 for the Company. Additionally, although RSILP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2017 for RSILP.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management has not recorded the deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of December 31, 2021 and December 31, 2020 is $46.2 million and $51.6 million, respectively. The decrease in the liability was primarily caused by changes in assumption with respect to the timing of certain liability settlements. Due to the fact that the Company’s deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this decrease had no impact on the Consolidated Statement of Operations and Comprehensive Income (Loss).
13.    Earnings (Loss) Per Share
Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net earnings attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net earnings per share of Class A Common Stock is computed by dividing net income attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.
Prior to the Business Combination, the membership structure of RSILP included units which had profit interests. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net earnings (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted earnings (loss) per share for the year ended December 31, 2020 represent only the period of December 29, 2020 to December 31, 2020.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of net earnings (loss) per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the year ended December 31, 2021 and 2020 are as follows (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(71,092)	$(131,645)
Less: Net loss attributable to RSILP prior to the Business Combination	—	(136,323)
Less: Net income (loss) attributable to non-controlling interests after the Business Combination	(51,603)	3,597
Net income (loss) attributable to Rush Street Interactive, Inc. – basic	$(19,489)	$1,081
Effect of dilutive securities:
Public, Private Placement and Working Capital Warrants, net of amounts attributable to non-controlling interests	(9,569)	(1,656)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(29,058)	$(575)
Denominator
Weighted average common shares outstanding – basic	56,265,541	43,579,704
Weighted average effect of dilutive securities:
Public Warrants(1)	677,746	5,481,341
Private Placement and Working Capital Warrants(1)	483,598	3,181,561
Weighted average common shares outstanding – diluted	57,426,885	52,242,606

Net earnings (loss) per Class A Common Share - basic	$(0.35)	$0.02
Net loss per Class A Common Share - diluted	$(0.51)	$(0.01)
(1)Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	December 31,
	2021	2020
RSILP Units(1)	158,702,329	160,000,000
Earnout Interests – Class A Common Stock(2)	—	1,212,813
Unvested Restricted Stock Units	3,076,158	—
Unvested Stock Options	96,827	—
(1)These RSILP Units are held by the Sellers, pursuant to the Business Combination, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled. The amount as of December 31, 2020 includes 15,000,000 RSILP Units issued to the Sellers in the Business Combination that remained subject to certain restrictions pending the achievement of certain earnout targets. The restricted RSILP Units became unrestricted on January 13, 2021 upon the achievement of certain earnout targets.
(2)These Earnout Interests represent the Class A Common Stock held by the Founder Holders pursuant to the Business Combination.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Related Parties
Prior to the Business Combination, RSILP’s principal unit holders included Neil G. Bluhm, Executive Chairman, and NGB 2013 Grandchildren’s Dynasty Trust (collectively, “Bluhm and Trust”) and Gregory A. Carlin, the Company’s former Chief Executive Officer and former vice chairman, and Greg and Marcy Carlin Family Trust (collectively, “Carlin and Trust”). Bluhm and Trust and Carlin and Trust had interests in RSILP of approximately 73% and 20%, respectively. Both Bluhm and Trust and Carlin and Trust are the owners of the Sellers’ Representative, which had an interest of approximately 1% in RSILP.
Neil Bluhm and Gregory Carlin maintain ownership in RSILP and have control over governance and general operations. At the Closing, the Company and RSI GP entered into the Amended and Restated Limited Liability Company Agreement of RSI GP, pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, Chief Executive Officer, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP.
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
Exchange of RSILP Units for Class A Common Stock
The Sellers are, up to four times per calendar year, able to exchange all or any portion of their RSILP Units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged RSILP Units by delivering a written notice to RSILP, with a copy to the Special Limited Partner; provided that no holder of RSILP Units may exchange less than 1,000 RSILP Units in any single exchange unless exchanging all of the RSILP Units held by such holder at such time, subject in each case to the limitations and requirements set forth in the RSILP A&R LPA regarding such exchanges. Notwithstanding the foregoing, the Special Limited Partner may, at its sole discretion, in lieu of delivering shares of Class A Common Stock for any RSILP Units surrendered for exchange, pay an amount in cash per RSILP Unit equal to the 5-day VWAP of the Class A Common Stock on the date of the receipt of the written notice of the exchange.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Services Agreement
At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm and Greg Carlin, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to certain corporate and shared services related to functions such as government affairs, certain business development, insurance and other service. RSG had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $1.1 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, while payables due to RSG for support services were $1.0 million and $0.3 million at December 31, 2021 and December 31, 2020, respectively. These support services are recorded as general administration and other in the accompanying consolidated statements of operations and comprehensive income (loss) and any payables to RSG are recorded as due to affiliates within the accompanying consolidated balance sheets.
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties paid to affiliated casinos were $41.6 million and $24.5 million for the years ended December 31, 2021 and December 31, 2020, which were net of any consideration received from the affiliated casino for reimbursable costs. Net royalties paid are recorded as Costs of revenue in the accompanying consolidated statements of operations and comprehensive income (loss). In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $28.2 million and $28.8 million at December 31, 2021 and 2020, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos during the years ended December 31, 2021 and 2020 were not material to the consolidated financial statements. Any payables due to the affiliated land-based

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

casinos are netted against Affiliate Receivables to the extent a right of offset exists and were not material to the consolidated financial statements for the years ended December 31, 2021 and 2020.
15.    Leases
The Company leases office space under operating lease agreements with terms that do not exceed five years.
The components of lease expense for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Operating lease cost	$268	$252
Variable lease cost	528	132
Short-term lease cost	179	—
Total lease expenses	$975	$384
In addition, the Company leases certain servers and related equipment under finance lease arrangements. Other information relating to leases for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
($ in thousands)	2021	2020
Operating cash flows from operating leases	$355	$253
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$810	$1,305
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$2,547	N/A
Weighted-average remaining lease term (in years) – operating leases	3.2	2.6
Weighted-average remaining lease term (in years) – finance leases	4.6	N/A
Weighted-average discount rate – operating leases	6.0%	6.0%
Weighted-average discount rate – finance leases	6.0%	N/A
The Company calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
The Company’s records lease activity within the following financial statement line items:

Account	Financial Statement Line Item
Operating lease right-of-use asset, net	Operating lease right-of-use asset, net
Finance lease right-of-use asset, net	Property and equipment, net
Operating lease liabilities	Operating lease liabilities, short-term and long-term
Finance lease liabilities	Other current liabilities and Other long-term liabilities
Operating lease expense	General administrative and other
Finance lease amortization expense	Depreciation and amortization
Finance lease interest expense	Interest expense, net

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of operating lease liabilities as of December 31, 2021 is as follows ($ in thousands):

($ in thousands)
Year ending December 31, 2022	$593
Year ending December 31, 2023	577
Year ending December 31, 2024	385
Year ending December 31, 2025	206
Year ending December 31, 2026	31
Total undiscounted future cash flows	1,792
Less: present value discount	(135)
Operating lease liabilities	$1,657
Maturity of finance lease liabilities as of December 31, 2021 is as follows ($ in thousands):

($ in thousands)
Year ending December 31, 2022	$114
Year ending December 31, 2023	114
Year ending December 31, 2024	114
Year ending December 31, 2025	114
Year ending December 31, 2026	—
Total undiscounted future cash flows	456
Less: present value discount	(50)
Finance lease liabilities	$406
16.    Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims except as noted below. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
A complaint in a case styled Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was amended on and served on the Company on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in the Company in 2012 that was never issued and asserts breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty, and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP's motion to dismiss, dismissing Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint. The Company believes it has multiple defenses against the remaining claims and intends to defend the case vigorously. The potential result is not able to be estimated and, therefore, the Company has not recorded a loss or related accrual on its consolidated financial statements related to this matter.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Year ending December 31, 2022	$29,166
Year ending December 31, 2023	13,277
Year ending December 31, 2024	6,226
Year ending December 31, 2025	10,763
Year ending December 31, 2026	3,595
Thereafter	22,687
Total(1)	$85,714
(1) Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.4 million, obligations under non-cancelable contracts with marketing vendors totaling $31.5 million, license and market access commitments totaling $51.8 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

17.    Fair Value Measurements
As of December 31, 2021, the recorded values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments. The Company did not have any Level 3 financial assets or liabilities as of December 31, 2021.
The Company’s financial liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Public warrants	$88,079	$—	$—	$88,079
Private warrants	—	—	82,030	82,030
Earnout interests liability	—	—	351,048	351,048
Total fair value	$88,079	$—	$433,078	$521,157
The Warrants and earnout interests were settled during the year ended December 31, 2021. See Note 8 and Note 9 for disclosure of the settlements.

Exhibit Index
(b) Exhibits. The following exhibits are being filed or furnished, as applicable, herewith:

Exhibit Number	Description
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

4.2*	Description of the Company’s Securities Registered under Section 12 of the Exchange Act.
4.3	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-236208), filed with the SEC on February 13, 2020).
4.4
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

10.6§
Offer Letter dated November 24, 2015 by and between the RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the SEC on February 5, 2021).

10.7§
Employment Letter dated January 1, 2019 by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1 (File No. 333-252810), filed with the SEC on February 5, 2021)

10.8	Form of Fidelity Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.9	Form of Other Subscription Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.10
Investment Management Trust Agreement, dated February 20, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

10.11§	Rush Street Interactive Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
10.12§
Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.13§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.14§	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.15§	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.16§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.18§
Offer Letter Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.19§
Confidentiality and Restrictive Covenant Agreement dated October 5, 2020, by and between RSILP and Kyle Sauers (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.20§
Transition Letter Agreement, dated August 12, 2021, by and between the Company and Gregory Carlin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on August 12, 2021).

14.1*	Rush Street Interactive Inc. Code of Ethics.
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company.
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2022.

RUSH STREET INTERACTIVE, INC.

By:	/s/ Richard Schwartz
Richard Schwartz Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Richard Schwartz and Kyle L. Sauers, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Schwartz	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022
Richard Schwartz

/s/ Kyle L. Sauers	Chief Financial Officer (Principal Financial Officer and Principal	March 7, 2022
Kyle L. Sauers	Accounting Officer)

/s/ Neil Bluhm	Director, Executive Board	March 7, 2022
Neil Bluhm

/s/ Leslie Bluhm	Director	March 7, 2022
Leslie Bluhm

/s/ Niccolo de Masi	Director	March 7, 2022
Niccolo de Masi

/s/ Judith Gold	Director	March 7, 2022
Judith Gold

/s/ James Gordon	Director	March 7, 2022
James Gordon

/s/ Paul Wierbicki	General Counsel, Chief Legal Officer and Director	March 7, 2022
Paul Wierbicki

/s/ Harry L. You	Director	March 7, 2022
Harry L. You