Form 10-Q
period 2022-03-31
Rush Street Interactive, Inc.
filed 2022-05-06
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
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
As of May 4, 2022, there were 63,947,832 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 155,893,584 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations, growth prospects and financial condition;
•economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling parts of their seasons or certain events due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;
•our growth prospects may suffer if we are unable to develop successful offerings, if we fail to pursue additional offerings or if we lose any of our executives or other key employees;
•our business is subject to a variety of U.S. and foreign laws (including the laws of Colombia and Canada, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
•failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us;
•we rely on information technology and other systems and platforms (including reliance on third-party providers to validate the identity and location of our customers and to process customer deposits and withdrawals), and any breach or disruption of such information technology could compromise our networks and the information stored there could be accessed, disclosed, lost, corrupted or stolen;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties;
•the requirements of being a public company, including compliance with the SEC’s requirements regarding internal controls over financial reporting, may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that may continue to arise as a result of us being a publicly listed company may be greater than we anticipate;
•we license certain trademarks and domain names to Rush Street Gaming, LLC (“RSG”) and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects; and
•we currently and will likely continue to rely on licenses and service agreements to use the intellectual property rights and technology of related or third parties that are incorporated into or used in our products and services.
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
Limitations of Key Metrics and Other Data
Our key metrics, which include monthly active users (“MAUs”) and average revenue per MAU (“ARPMAU”), are calculated using internal company data and numbers based on the activity of our users’ accounts. While these data and numbers are based on what we believe to be reasonable estimates of our user base and activity levels for the applicable period of measurement, there are inherent challenges in measuring usage of our offerings across large online and mobile populations based in numerous jurisdictions. In addition, we continuously seek to improve our estimates of our user base and user activity, and such estimates may change due to improvements or changes in our methodology.
We regularly evaluate these metrics to estimate the number of “duplicate” accounts among our MAUs and remove the effects of such duplicate accounts on our key metrics. A duplicate account is one that a user maintains in addition to his or her principal account. Generally, duplicate accounts arise as a result of users signing up to use more than one of our brands (i.e., BetRivers, PlaySugarHouse and RushBet) or to use our offerings in more than one jurisdiction, for instance when a user lives in New Jersey but works in New York. Our estimates of duplicate accounts are based on an internal review of a limited sample of accounts, and we apply significant judgment in making this determination. For example, to identify duplicate accounts we use data signals such as similar IP addresses or usernames. Our estimates may change as our methodologies evolve, including through the application of new data signals or technologies, which may allow us to identify previously undetected duplicate accounts and may improve our ability to evaluate a broader population of our users. Duplicate accounts are very difficult to measure, and it is possible that the actual number of duplicate accounts may vary significantly from our estimates.
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
The data and numbers used to calculate MAUs and ARPMAU discussed in this Report only include U.S.-based users of our online real-money offerings unless stated otherwise.
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$232,248	$281,030
Restricted cash	28,761	19,299
Players’ receivables	7,264	5,829
Due from affiliates	30,757	28,159
Prepaid expenses and other current assets	9,924	7,433
Total current assets	308,954	341,750

Intangible assets, net	53,522	53,380
Property and equipment, net	8,186	7,232
Operating lease right-of-use asset, net	1,400	1,562
Other assets	4,630	4,807
Total assets	$376,692	$408,731

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,257	$6,501
Accrued expenses	57,897	48,287
Players’ liabilities	33,616	24,160
Deferred royalty, short-term	1,468	1,415
Operating lease liabilities, short-term	522	509
Other current liabilities	4,534	3,062
Total current liabilities	99,294	83,934

Deferred royalty, long-term	15,257	15,633
Operating lease liabilities, long-term	970	1,148
Other long-term liabilities	289	315
Total liabilities	115,810	101,030

Commitments and contingencies

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 63,927,151 and 61,118,406 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 155,893,584 and 158,702,329 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	16	16

Additional paid-in capital	171,873	167,270
Accumulated other comprehensive income (loss)	(57)	(475)
Accumulated deficit	(96,078)	(81,381)
Total stockholders’ equity (deficit) attributable to Rush Street Interactive, Inc.	75,760	85,436

Non-controlling interests	185,122	222,265
Total stockholders’ equity (deficit)	260,882	307,701
Total liabilities and stockholders’ equity (deficit)	$376,692	$408,731
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue	$134,938	$111,820

Operating costs and expenses
Costs of revenue	99,858	79,687
Advertising and promotions	66,849	42,216
General administration and other	15,540	16,564
Depreciation and amortization	2,737	674
Total operating costs and expenses	184,984	139,141
Loss from operations	(50,046)	(27,321)

Other income (expenses)
Interest expense, net	(222)	(13)
Change in fair value of warrant liabilities	—	41,802
Change in fair value of earnout interests liability	—	(13,740)
Total other income (expenses)	(222)	28,049
Income (loss) before income taxes	(50,268)	728

Income tax expense	2,002	804
Net loss	$(52,270)	$(76)

Net loss attributable to non-controlling interests	(37,573)	(59)
Net loss attributable to Rush Street Interactive, Inc.	$(14,697)	$(17)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.24)	$0.00
Weighted average common shares outstanding – basic	61,800,359	46,955,262

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.24)	$(0.18)
Weighted average common shares outstanding – diluted	61,800,359	53,415,488

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net loss	$(52,270)	$(76)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,514	(624)
Comprehensive loss	$(50,756)	$(700)

Comprehensive loss attributable to non-controlling interests	(36,485)	(540)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(14,271)	$(160)
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	—	—	—	—	1,145	—	—	1,145	2,792	3,937
Foreign currency translation adjustment	—	—	—	—	—	426	—	426	1,088	1,514
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,808,745	—	(2,808,745)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,697)	(14,697)	(37,573)	(52,270)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	3,458	(8)	—	3,450	(3,450)	—
Balance at March 31, 2022 (Unaudited)	63,927,151	$6	155,893,584	$16	$171,873	$(57)	$(96,078)	$75,760	$185,122	$260,882

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	$—	$—	$—	$93	$(61,892)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	571,239	—	—	—	—	—	2,557	—	—	2,557	9,019	11,576
Foreign currency translation adjustment	—	—	—	—	—	—	—	(143)	—	(143)	(481)	(624)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	70,144	—	—	70,146	189,749	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—	—	—	(850)	(2,615)	(3,465)
Settlement of earnout interests liability	—	—	—	—	—	—	79,779	—	—	79,779	285,009	364,788
Net loss	—	—	—	—	—	—	—	—	(17)	(17)	(59)	(76)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	8,757	—	—	8,757	(8,757)	—
Balance at March 31, 2021 (Unaudited)	59,377,953	$6	160,000,000	$16	218,589	$(850)	$161,237	$(50)	$(61,909)	$98,450	$266,315	$364,765
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(52,270)	$(76)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	3,937	11,576
Depreciation and amortization expense	2,737	674
Deferred income taxes	44	(317)
Noncash lease expense	162	67
Change in fair value of earnout interests liability	—	13,740
Change in fair value of warrant liabilities	—	(41,802)
Changes in assets and liabilities:
Players’ receivables	(1,435)	(2,610)
Due from affiliates	(2,598)	(1,223)
Prepaid expenses and other current assets	(2,491)	(3,402)
Other assets	133	(298)
Accounts payable	(5,275)	(5,688)
Accrued expenses and other current liabilities	11,078	11,846
Players’ liabilities	9,456	6,368
Deferred royalty	(323)	(20)
Lease liabilities	(162)	(67)
Net cash used in operating activities	(37,007)	(11,232)

Cash flows from investing activities
Purchases of property and equipment	(1,045)	(447)
Acquisition of gaming licenses	(927)	(1,450)
Cash paid for internally developed software costs	(1,400)	(909)
Investment in long-term time deposits	—	(250)
Net cash used in investing activities	(3,372)	(3,056)

Cash flows from financing activities
Proceeds from shares issued for warrants	—	131,447
Repurchase of common stock	—	(3,465)
Principal payments of finance lease liabilities	(432)	—
Net cash provided by (used in) financing activities	(432)	127,982

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,491	(616)

Net change in cash, cash equivalents and restricted cash	(39,320)	113,078
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	300,329	262,065
Cash, cash equivalents and restricted cash, at the end of the period (1)	$261,009	$375,143

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$410	$—
Non-cash redemption of Private Placement and Working Capital Warrants	$—	$50,798
Non-cash settlement of Public Warrants	$—	$77,650
Non-cash settlement of Earnout Interests Liability	$—	$364,788
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$3,450	$8,757
Increase in accounts payable for property and equipment purchases	$31	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$559	$252
Cash paid for interest	$241	$28
_____________________________________
(1)Cash and cash equivalents and Restricted cash are each presented separately on the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business
Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and, through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the U.S., Canadian and Latin American markets. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company.” The Company is headquartered in Chicago, IL.
On December 29, 2020, in connection with the closing (the “Closing”) and the transactions as described in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), the Company was reorganized into an umbrella partnership-C corporation, or UP-C, structure, in which substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), which is the general partner of RSILP). As of the Closing, the Company owned, indirectly through the Special Limited Partner, approximately 23.1% of the Class A Common Units of RSILP (“RSILP Units”) and controlled RSILP through RSI GP, and the Sellers owned approximately 76.9% of the RSILP Units and controlled the Company through their ownership of the Company’s Class V Common Stock, par value $0.0001 per share (the “Class V Common Stock”). Upon consummation of the Business Combination, dMY Technology Group, Inc. (“dMY”) changed its name to “Rush Street Interactive, Inc.” As of March 31, 2022, the Company and the Sellers owned approximately 29.08% and 70.92% of the RSILP Units, respectively.
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
The COVID-19 pandemic has significantly impacted RSI. The direct impact to the business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being ordered or requested to stay at home and restrict their traveling or otherwise voluntarily choosing to stay home or restrict travel. During the periods affected by government imposed stay-at-home orders, the Company’s business volume significantly increased and has since continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. Beginning in early 2020 and continuing into the third quarter of 2020, many sports seasons and sporting events, including the NBA regular season and playoffs, the NCAA college basketball tournament, the MLB regular season, the Masters golf tournament, the NHL regular season and playoffs and domestic soccer leagues and European cup competitions, were suspended, postponed, modified or cancelled. While most major professional sports leagues have since resumed their activities primarily starting in the second half of 2020, sporting events were still being impacted by the COVID-19 pandemic during the first quarter of 2022. For example, players are or were being excluded from certain games or events due to local COVID-19 vaccine requirements, COVID-19 or COVID-19 protocols. However, the Company has observed a trend where such local COVID-19 vaccine requirements and/or COVID-19 protocols are being eased or lifted. Sports seasons, events and calendars could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The alteration of sports seasons and sporting events, including the postponement or cancellation of events, throughout fiscal year 2021 reduced the Company’s customers’ use of, and spending on, the Company’s sports betting offerings and from time to time caused us to issue refunds for canceled events. Additionally, any ongoing or future closures of bricks-and-mortar casinos and limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.
The Company’s revenues vary based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect the Company’s revenue,

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
possibly materially. However, the Company’s online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
The ultimate impact of COVID-19 and the related restrictions on consumer behavior is currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for RSI offerings, reducing cash flows and revenues, thus materially harming the business, financial condition and results of operations. In addition, a significant uptick in COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has implemented business continuity programs to help ensure that employees were safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 7, 2022.
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third party holdings of equity interests are presented as Non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of equity (deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.
Pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, dMY was treated as the acquired company and RSILP was treated as the acquirer for financial statement reporting purposes.
Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of RSILP issuing equity for the net assets of dMY, accompanied by a recapitalization.
RSILP was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•RSILP’s existing partners, through their ownership of the Class V Common Stock, had the largest portion of the voting rights in the Company;
•The Company’s Board of Directors and management were primarily composed of individuals associated with RSILP; and
•RSILP was the larger entity based on historical operating activity and had the larger employee base.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net loss, current assets, total assets, current liabilities,

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
total liabilities, stockholders’ equity (deficit), non-controlling interests or cash flows. No reclassifications of prior period balances were material to the condensed consolidated financial statements.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; long-lived assets and investments in equity; the estimated useful lives of property, equipment, and intangible assets; redemption rate assumptions associated with the Company’s player loyalty program and other discretionary player bonuses; deferred revenue relating to the Company’s social gaming revenue stream; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; and deferred taxes and amounts associated with the Tax Receivable Agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”).
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, this ASU sets forth a “current expected credit loss” model, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.
3.Revenue Recognition
The Company’s revenue from contracts with customers consists of online casino, online sports betting, retail sports betting and social gaming.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Online sports betting involves a user placing a bet on the outcome of a sporting event, or a series of sporting events, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each bet offered to customers. Online sports betting revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled bets.
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
Certain relationships with business partners provide the Company the ability to operate the retail sportsbook. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets.
Social gaming
The Company provides a social gaming platform for users to enjoy free-to-play games that use virtual credits. While virtual credits are issued to users for free, some users may choose to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services, to provide social gaming services to users upon the redemption of virtual credits. Deferred revenue is recorded when users purchase virtual credits and revenue is recognized when the virtual credits are redeemed and the Company’s performance obligation has been fulfilled.
Disaggregation of revenue for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Online casino and online sports betting	$131,658	$109,978
Retail sports betting	2,330	627
Social gaming	950	1,215
Total revenue	$134,938	$111,820
Revenue by geographic region for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
United States	$122,534	$105,303
Colombia	12,404	6,517
Total revenue	$134,938	$111,820

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives, and is included within Players’ liabilities in the condensed consolidated balance sheets. Deferred revenue associated with social gaming revenue includes unredeemed social gaming virtual credits and is included within Other current liabilities in the condensed consolidated balance sheets. The deferred revenue balances as of March 31, 2022 and December 31, 2021 were as follows:

($ in thousands)
Deferred revenue balance at December 31, 2021	$4,637
Deferred revenue balance at March 31, 2022	$4,862
Revenue recognized in the period from amounts included in deferred revenue at December 31, 2021	$3,917
4.Intangible Assets, Net
The Company has the following intangible assets, net as of March 31, 2022 and December 31, 2021:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
March 31, 2022	9.60	$50,007	$(7,191)	$42,816
December 31, 2021	8.61	$49,226	$(5,582)	$43,644

Internally Developed Software
March 31, 2022	3.12	$5,491	$(534)	$4,957
December 31, 2021	2.96	$4,091	$(286)	$3,805

Developed Technology
March 31, 2022	7.25	$5,931	$(182)	$5,749
December 31, 2021	8.00	$5,931	$—	$5,931
Amortization expense was $2.2 million for the three months ended March 31, 2022, compared to amortization expense of $0.5 million in the same period of 2021.
5.Accrued Expenses
The Company has the following accrued expenses as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Accrued compensation and related expenses	$4,166	$6,038
Accrued operating expenses	25,090	15,955
Accrued marketing expenses	24,776	21,948
Accrued professional fees	2,128	1,753
Due to affiliates	279	1,005
Other	1,458	1,588
Total accrued expenses	$57,897	$48,287

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.Warrant Liabilities
As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, consisting of one share of dMY’s Class A common stock (“Class A Common Stock”) and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”). Each Private Warrant allowed the Sponsor to purchase one share of Class A Common Stock at $11.50 per share.
The Company classified the Warrants as derivative liabilities on its consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statement of operations and comprehensive loss.
Public Warrants
On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During March 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million (of which $0.1 million was not received until April 2021) and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remained outstanding as of March 31, 2022 or December 31, 2021.
The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million.
Private Warrants
On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remained outstanding as of March 31, 2022 or December 31, 2021.
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
The Private Warrants were valued as of March 26, 2021 (i.e., the exercise date). The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

March 26, 2021
Exercise price	$11.50
Stock price	$15.96
Volatility	42.6%
Term (years)	4.77
Risk-free interest rate	0.76%

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the Private Warrants was $50.8 million as of March 26, 2021.
The Company recorded $41.8 million to Change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss, representing the change in fair value of the Public Warrants and Private Warrants from December 31, 2020 through the respective dates of exercise.
The following table summarizes the fair values of Warrant liabilities and change in fair value at each measurement date:

	Public Warrants (Level 1)	Private Warrants (Level 3)	Total
Fair value of warrants at December 31, 2020	$88,079	$82,030	$170,109
Change in fair value of warrant liability	(10,570)	(31,232)	(41,802)
Fair value of warrants at redemption	(77,509)	(50,798)	(128,307)
Fair value of warrants at March 31, 2021	$—	$—	$—
(1) This amount represents the change in fair value of warrant liability, excluding the effect of $4.0 million of transactions costs incurred in connection with the issuance of the Warrants.
7.Earnout Interests Liability
The earnout interests were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the 2021 fiscal year, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing.
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
The Company recorded $13.7 million to Change in fair value of earnout interests liability on the Condensed Consolidated Statement of Operations and Comprehensive Loss, representing the change in fair value of the earnout interests from December 31, 2020 through January 13, 2021 when the earnout interests were no longer subject to the restrictions.

Earnout Interests Liability
Total
December 31, 2020	$351,048
Change in fair value of earnout interests liability	13,740
Settlement of earnout interests liability	(364,788)
March 31, 2021	$—

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.Equity
Non-Controlling Interest
The non-controlling interest represents the RSLIP Units held by holders other than the Company.
The non-controlling interests owned 70.92% and 72.20% of the RSILP Units outstanding as of March 31, 2022 and December 31, 2021, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the three months ended March 31, 2022:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2021:	72.20%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.28)%
Non-controlling interest % as of March 31, 2022:	70.92%
The non-controlling interests owned 73.01% and 76.89% (which excluded the earnout interests that did not vest until January 2021) of the RSILP Units outstanding, as of March 31, 2021 and December 31, 2020, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the three months ended March 31, 2021:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2020:	76.89%
Issuance of RSILP units in connection with the vesting of earnout interest in January 2021	1.24%
Issuance of Class A Common Stock in connection with the exercise of the Warrants	(4.98)%
Repurchases of Class A Common Stock	0.08%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.22)%
Non-controlling interest % as of March 31, 2021:	73.01%
Treasury Stock
During the three months ended March 31, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares were considered issued but not outstanding. The Company subsequently reissued the repurchased shares in connection with the issuance of shares under the 2020 Plan (as defined below) during the year ended December 31, 2021. No treasury shares remain outstanding as of March 31, 2022 or December 31, 2021.
9.Share-Based Compensation
The Company adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, consultants and independent directors who will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. Upon adoption of the 2020 Plan, there was an aggregate of 13.4 million shares of Class A Common Stock reserved under the 2020 Plan, which may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. The 2020 Plan will terminate on December 29, 2030.
The Company granted 20.0 thousand and 3.6 million restricted stock units (“RSUs”) during the three months ended March 31, 2022 and 2021, respectively. The Company’s outstanding awards are based on service conditions and other awards that are based on market conditions. The grant date fair value of the awards with service conditions is determined based on the quoted market price, while the grant date fair value of the awards with market-based conditions is estimated using a Monte Carlo simulation.
The Company granted no stock options during the three months ended March 31, 2022 and 2021. Previously granted stock options that remain outstanding as of March 31, 2022 were valued using a Black-Scholes valuation model.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RSU and stock option activity for the three months ended March 31, 2022 and 2021 was as follows:

	RSUs		Options
	Number of units	Weighted-average grant price	Number of options	Weighted-average grant price
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$7.41
Granted	20,000	7.99	—	—
Vested	—	—	—	—
Forfeited	(6,000)	15.85	—	—
Unvested balance at March 31, 2022	3,090,158	$16.02	96,827	$7.41

	RSUs		Options
	Number of units	Weighted average grant price	Number of options	Weighted-average grant price
Unvested balance at December 31, 2020	—	$—	—	$—
Granted	3,647,504	15.85	—	—
Vested	(719,479)	15.85	—	—
Forfeited	—	—	—	—
Unvested balance at March 31, 2021	2,928,025	$15.85	—	$—
The aggregate fair value of the RSUs granted during the three months ended March 31, 2022 and 2021, was approximately $0.2 million and $57.8 million, respectively.
As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to RSUs and stock options of approximately $43.9 million and $0.5 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years. The Company’s stock options outstanding as of March 31, 2022 have no intrinsic value.
Share-based compensation expense for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Costs of revenue	$244	$915
Advertising and promotions	505	1,698
General administration and other	3,188	8,963
Total share-based compensation expense	$3,937	$11,576
10.Income Taxes
The income tax provision for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022
($ in thousands)	2022	2021
Income tax provision	$2,002	$804
The Company recognized federal, state and foreign income tax expense of $2.0 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were (4)%, and 110%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets and income tax rate differences related to its foreign operations for which both current and deferred taxes are

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of March 31, 2022 and December 31, 2021 is $52.6 million and $46.2 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this decrease had no impact on the condensed consolidated statement of operations and comprehensive loss.
11.Loss Per Share
The basic and diluted loss per share for the three months ended March 31, 2022 and 2021 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(52,270)	$(76)
Less: Net loss attributable to non-controlling interests	(37,573)	(59)
Net loss attributable to Rush Street Interactive, Inc. – basic	$(14,697)	$(17)
Effect of dilutive securities:
Warrants, net of amounts attributable to non-controlling interests	—	(9,569)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(14,697)	$(9,586)
Denominator:
Weighted average common shares outstanding – basic	61,800,359	46,955,262
Weighted average effect of dilutive securities:
Public Warrants(1)	—	3,770,106
Private Placement and Working Capital Warrants(1)	—	2,690,120
Weighted average common shares outstanding – diluted	61,800,359	53,415,488

Net loss per Class A common share – basic	$(0.24)	$—
Net loss per Class A common share – diluted	$(0.24)	$(0.18)
_____________________________________
(1)Calculated using the treasury stock method.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
RSILP Units(1)	155,893,584	160,000,000
Unvested Restricted Stock Units	3,090,158	2,928,025
Unvested Stock Options	96,827	N/A
_____________________________________
(1)These RSILP Units are held by the Sellers pursuant to the Business Combination, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
12.Related Parties
Services Agreement
At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm, Executive Chairman, and also formerly controlled through May 1, 2022, by Greg Carlin, the Company’s former Chief Executive Officer and former vice chairman, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG or certain of its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, certain services such as government affairs, certain business development, insurance and other services (in each case as more fully described in the Services Agreement). RSG and its affiliates had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for the provision of these services, the Company reimburses RSG and its affiliates for (i) all third-party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead (calculated at 150% of an employee’s salary, bonus and benefits cost) with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Payables due to RSG for support services were $0.2 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively. These support services are recorded as General administration and other in the accompanying condensed consolidated statements of operations and comprehensive loss and any payables to RSG are recorded as Accrued expenses within the accompanying condensed consolidated balance sheets.
Affiliated Land-Based Casinos

Neil Bluhm and his adult children (including Ms. Leslie Bluhm), through their individual capacities, entities or trusts that they have created for the benefit of themselves or their family members, and Greg Carlin, through his individual capacity, entities or trusts that he has created for the benefit of himself or his family members, are direct or indirect owners, directors and/or officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting and social gaming under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $9.5 million and $12.8 million for the three months ended March 31, 2022 and 2021, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. In

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the applicable agreement. Receivables due from affiliate land-based casinos were $30.8 million and $28.2 million at March 31, 2022 and December 31, 2021, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three months ended March 31, 2022 and 2021 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.
13.Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims except as noted below. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
A complaint in a case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was subsequently amended and served on the Company on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty, and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP's motion to dismiss, dismissing Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint. The Company believes it has multiple defenses against the remaining claims and has defended the case as such. The potential result is not able to be estimated and, therefore, the Company has not recorded a loss or related accrual on its condensed consolidated financial statements related to this matter.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2022	$24,680
Year ending December 31, 2023	13,822
Year ending December 31, 2024	6,471
Year ending December 31, 2025	3,013
Year ending December 31, 2026	3,595
Thereafter	12,812
Total(1)	$64,393
_____________________________________

(1)
Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.2 million, obligations under non-cancelable contracts with marketing vendors totaling $28.5 million, and license and market access commitments totaling $33.7 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the Partner and includes such payments in the period in which the milestone date occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in measuring certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data.”
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
Our Business
We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S., Canadian and Latin American markets. Our mission is to provide our customers with the most player-friendly online casino and online sports betting experience in the industry. In furtherance of this mission, we strive to create an online community for our customers where we are transparent and honest, treat our customers fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide our customers with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.
We provide our customers an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games that use virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in thirteen U.S. states as outlined in the table below.

U.S. State	Online Casino	Online Sports Betting	Retail Sports Betting
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Pennsylvania	✓	✓	✓
Virginia		✓
West Virginia	✓
In 2018, we were the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, we launched real-money online casino and sports betting in Ontario, Canada during April 2022 and previously launched our social gaming offering in Canada during October 2021. We also expect to launch online casino and online sports betting in Mexico during the second quarter of 2022.
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
The COVID-19 pandemic has significantly impacted our business. The direct impact on our business, beyond disruptions in normal business operations, is primarily through the change in consumer habits as a result of people being ordered or requested to stay home and restrict their traveling or otherwise voluntarily choosing to stay at home or restrict travel. During the periods affected by government-imposed stay-at-home orders, our business volume significantly increased and has since continued to remain strong as many of these orders were lifted. COVID-19 has also directly impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of major sports seasons and sporting events or exclusion of certain players or teams from sporting events. Beginning in early 2020 and continuing into the third quarter of 2020, many sports seasons and sporting events, including the NBA regular season and playoffs, the NCAA college basketball tournament, the MLB regular season, the Masters golf tournament, the NHL regular season and playoffs and domestic soccer leagues and European cup competitions, were suspended, postponed, modified or cancelled. While most major professional sports leagues have since resumed their activities primarily starting in the second half of 2020, sporting events were still being impacted by the COVID-19 pandemic during the first quarter of 2022. For example, players are or were being excluded from certain games or events due to local COVID-19 vaccine requirements, COVID-19 or COVID-19 protocols. However, we are seeing a trend where such local COVID-19 vaccine requirements and/or COVID-19 protocols are being eased or lifted. Sports seasons, events and calendars could be further suspended, cancelled or rescheduled due to additional COVID-19 outbreaks.

The alteration of sports seasons and sporting events, including the postponement or cancellation of events, throughout fiscal year 2021 reduced our customers’ use of, and spending on, our sports betting offerings and from time to time caused us to issue refunds for canceled events. Additionally, any ongoing or future closures of bricks-and-mortar casinos and limitations on visitations to such casinos due to COVID-19 may provide additional opportunities for us to market online casino and sports betting to traditional bricks-and-mortar casino patrons.
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
Trends in Key Metrics
Monthly Active Users
MAUs is the number of unique users per month who have placed at least one real-money bet across one or more of our online casino or online sports betting offerings. For periods longer than one month, we average the MAUs for the months in the relevant period. We exclude users who have made a deposit but have not yet placed a real-money bet on at least one of our online offerings. We also exclude users who have placed a real-money bet but only with promotional incentives. The numbers of unique users included in calculating MAUs only include U.S.-based users of our online real-money offerings.
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
The chart below presents our average MAUs for the three months ended March 31, 2022 and 2021:

The increase in MAUs was mainly due to our continued growth in existing markets such as Pennsylvania, New Jersey, Illinois, Indiana, Colorado, Iowa, Michigan and Virginia, as well as our expansion into new markets such as West Virginia, Arizona, Connecticut, New York, and Louisiana, which had not launched until after March 31, 2021. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU for the three months ended March 31, 2022 and 2021:
The year-over-year decrease in ARPMAU was mainly due to an increase in the number of markets where we offer only sports betting (we launched in four new sports betting-only markets during that period - Arizona, Connecticut, Louisiana and New York), which, when combined with our increased promotional and advertising activities in those markets, resulted in an increase in the number of customers in sports betting-only markets. Sports betting-only customers generally generate less revenue per customer than online casino-only customers.
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
The table below presents our Adjusted EBITDA reconciled from our Net loss, the closest GAAP measure, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss	$(52,270)	$(76)

Interest expense, net	222	13
Income tax expense	2,002	804
Depreciation and amortization	2,737	674
Change in fair value of warrant liability	—	(41,802)
Change in fair value of earnout interests liability	—	13,740
Share-based compensation expense	3,937	11,576
Adjusted EBITDA	$(43,372)	$(15,071)
Key Components of Revenue and Expenses
Revenue
We offer real-money online casino, online sports betting and/or retail sports betting in thirteen U.S. states, Colombia and since April 2022, Ontario, Canada. We also provide social gaming where users are given virtual credits to enjoy free-to-play games.
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
General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of market access licenses, gaming jurisdictional licenses, internally developed software and finance lease right-of-uses amortization over their useful lives.
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
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%*
Revenue	$134,938	$111,820	$23,118	21%
Costs of revenue	99,858	79,687	20,171	25%
Advertising and promotions	66,849	42,216	24,633	58%
General administration and other	15,540	16,564	(1,024)	(6)%
Depreciation and amortization	2,737	674	2,063	306%
Loss from operations	(50,046)	(27,321)	(22,725)	83%
Interest expense, net	(222)	(13)	(209)	n/m
Change in fair value of warrant liability	—	41,802	(41,802)	(100)%
Change in fair value of earnout interests liability	—	(13,740)	13,740	(100)%
Loss before income taxes	(50,268)	728	(50,996)	n/m
Income tax expense	2,002	804	1,198	149%
Net loss	$(52,270)	$(76)	$(52,194)	n/m
*n/m means not meaningful.
Revenue. Revenue increased by $23.1 million, or 21%, to $134.9 million for the three months ended March 31, 2022 as compared to $111.8 million for the same period in 2021. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets, as well as our expansion into new markets such as Connecticut and West Virginia, which went live after March 31, 2021. The increase reflects higher period-over-period online casino and sports betting revenue of $21.7 million and retail sports betting revenue of $1.7 million, which was partially offset by a decrease in social gaming revenue of $0.3 million.
Costs of Revenue. Costs of revenue increased by $20.2 million, or 25%, to $99.9 million for the three months ended March 31, 2022 as compared to $79.7 million for the same period in 2021. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets as noted above. Operating expenses, gaming taxes, payment processing costs and personnel costs contributed $5.2 million, $11.6 million, $3.6 million and $0.4 million, respectively, to the period-over-period increase in costs of revenue, which was partially offset by a $0.6 million decrease in market access costs. Costs of revenue as a percentage of revenue increased to 74% for the three months ended March 31, 2022 as compared to 71% for the same period in 2021.
Advertising and Promotions. Advertising and promotions expense increased by $24.6 million, or 58%, to $66.8 million for the three months ended March 31, 2022 as compared to $42.2 million for the same period in 2021. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for our offerings, such as the strategic marketing and/or sponsorship arrangements that we entered into with the NBA’s New Orleans Pelicans, former Major League Baseball player and manager Bobby Valentine, Dan O’Toole, Joakim Noah, the Chicago Bears, Mike Ditka, Field of 68, Field of 12, Mark Schlereth and podcast organizations. Advertising and promotions expense as a percentage of revenue increased to 50% for the three months ended March 31, 2022 as compared to 38% for the same period in 2021.
General Administration and Other. General administration and other expense decreased by $1.0 million, or 6%, to $15.5 million for the three months ended March 31, 2022 as compared to $16.5 million for the same period in 2021. The decrease was due to a reduction in share-based compensation expense of $7.6 million, which was partially offset by an increase in other general and administration expenses of $6.6 million. General administration and other expense as a percentage of revenue decreased to 12% for the three months ended March 31, 2022 as compared to 15% for the same period in 2021.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.0 million, or 306%, to $2.7 million for the three months ended March 31, 2022 as compared to $0.7 million for the same period in 2021. The increase was mainly due to additional purchases of property and equipment and other definite lived intangible assets. Depreciation and amortization expense as a percentage of revenue was 2% for the three months ended March 31, 2022 as compared to 1% for the same period in 2021.
Interest Expense, Net. Interest expense, net was $0.2 million for the three months ended March 31, 2022 as compared to $13 thousand for the same period in 2021. The increase was mainly attributable to the recognition of additional imputed interest associated with the recognition of deferred royalties and the commencement of additional finance leases as we continue to expand into new jurisdictions.
Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities was nil for the three months ended March 31, 2022 as compared to $41.8 million for the same period in 2021. Gains and losses are primarily attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying price of our Class A Common Stock. The liability was fully settled as of March 31, 2021.
Change in Fair Value of Earnout Interests Liability. Change in fair value of earnout interests liability was nil for the three months ended March 31, 2022 as compared to due to $13.7 million for the same period in 2021. Gains and losses are attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying share price of our Class A Common Stock. The liability was fully settled as of March 31, 2021.
Income Tax Expense. Income tax expense was $2.0 million for the three months ended March 31, 2022 and $0.8 million for the same period in 2021. Income tax expense for the three months ended March 31, 2022 and 2021 related to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue remained flat at 1% for the three months ended March 31, 2022 and 2021.
Seasonality and Other Trends Impacting Our Business
Our results of operations can and generally do fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number and timing of sporting events, the length of professional sports seasons, our offerings and those of our competitors (including those not just in the online gaming industry but also in the entertainment industry more broadly), our marketing efforts, climate and weather conditions, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance.

Our quarterly financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offering, we offer progressive jackpot games. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. Winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position.
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
We had $232.2 million in cash and cash equivalents as of March 31, 2022 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products). On February 22, 2021, we announced the redemption (the “Redemption”) of all the Company’s warrants to purchase Class A common stock (“Class A Common Stock”) that were issued to third parties in connection with dMY Technology Group, Inc.’s initial public offering (the “Public Warrants”), which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the three-months ended March 31, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million. We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows, if any, and proceeds from the Redemption.
In connection with the Business Combination, we executed a Tax Receivable Agreement, dated as of December 29, 2020 (the “TRA”), by and among RSI ASLP, Inc. (the “Special Limited Partner”), Rush Street Interactive, LP (“RSILP”), the sellers in the Business Combination (the “Sellers”) and the Sellers’ representative, which generally provides for the payment by the Special Limited Partner of 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the agreement governing the Business Combination and the exchange of certain common units in RSILP retained by the Sellers for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
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
We expect our material cash requirements during the upcoming 12-month period to include $0.6 million of lease payments, $14.6 million of license and market access fees and $9.5 million of non-cancellable purchase obligations with marketing vendors. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $39.7 million of additional non-cancellable purchase obligations subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements.
Debt
As of March 31, 2022, we had no debt outstanding. We have an outstanding letter of credit for $1.0 million in connection with our operations in Colombia, for which no amounts have been drawn as of March 31, 2022.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(37,007)	$(11,232)
Net cash used in investing activities	(3,372)	(3,056)
Net cash provided by (used in) financing activities	(432)	127,982
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,491	(616)
Net change in cash, cash equivalents and restricted cash	$(39,320)	$113,078
Operating activities. Net cash used in operating activities for the three months ended March 31, 2022 increased by $25.8 million to $37.0 million, as compared to $11.2 million during the same period in 2021. The increase reflects a greater period-over-period net loss totaling $52.2 million, which was partially offset by a decrease in working capital totaling $3.4 million and an increase in non-cash expenses totaling $22.9 million. The increase in non-cash expenses was driven primarily by a decrease in share-based compensation expense totaling $7.6 million and a lower impact of changes in fair value of warrant liabilities totaling $41.8 and changes in fair value of earnout interests liability totaling $13.7 million, both of which were settled as of March 31, 2021. The remaining increase in other non-cash expenses totaled $2.4 million.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2022 increased by $0.3 million to $3.4 million, as compared to $3.1 million during the same period in 2021. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $0.5 million and an increase in property and equipment purchases totaling $0.6 million, which was partially offset by lower investments in long-term time deposits totaling $0.3 million and period-over-period cash paid to acquire gaming licenses totaling $0.5 million.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2022 was $0.4 million, while net cash provided by financing activities for the same period in 2021 was $128.0 million. The period-over-period difference reflects lower proceeds from the exercise of Public Warrants totaling $131.4 million and principal payments of finance lease liabilities totaling $0.4 million, partially offset by less cash used for repurchases of Class A Common Stock totaling $3.4 million.
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
There were no changes during the three months ended March 31, 2022, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We operate primarily in the United States, Canada and Latin America. As such, we have been exposed in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange and inflation risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.
Interest Rate Risk
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $261.0 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2022.

Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our functional and reporting currency. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso. Colombia accounted for 9% of our revenue for the three months ended March 31, 2022 and 2021. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the three months ended March 31, 2022. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results.

Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC
A complaint in the case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the U.S. District Court for the Northern District of Illinois, was served on us on August 18, 2020 and was subsequently amended and served on us on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts claims of breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP's motion to dismiss, dismissing Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint. We believe we have multiple defenses against the remaining claims and have defended the case as such.
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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report.

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

RUSH STREET INTERACTIVE, INC.
May 6, 2022	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)