Form 10-Q
period 2022-09-30
Rush Street Interactive, Inc.
filed 2022-11-03
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number: 001-39232
Rush Street Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3626708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Suite 950 Chicago, Illinois 60611	(773) 893-5855
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A common stock, $0.0001 par value per share	RSI	The New York Stock Exchange
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
As of November 2, 2022, there were 64,130,715 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 156,373,584 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, the following:
•competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and/or retain customers, which may negatively impact our operations, growth prospects and financial condition;
•economic downturns, such as recessions, inflation, and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling parts of their seasons or certain events due to COVID-19, could adversely affect our business, financial condition, results of operations and prospects;
•our growth prospects may suffer if we are unable to develop or maintain competitive offerings, if we fail to pursue additional offerings, if we lose any of our executives or other key employees or if we are unable to scale and support our information technology and other systems and platforms to meet the Company’s needs;
•our business is subject to a variety of U.S. and foreign laws (including the laws of Colombia, Canada and Mexico, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
•failure to comply with regulatory requirements or, as necessary or appropriate, successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms, vendors and distributors to stop providing services to us;
•we rely on information technology and other systems and platforms (including reliance on third-party providers to validate the identity and location of our customers and to process customer deposits and withdrawals), and any breach or disruption of such systems or platforms could compromise our networks and the information stored there could be accessed, disclosed, lost, corrupted or stolen;
•we have a history of losses and may continue to incur losses in the future;
•certain of our officers and directors may allocate their time to other businesses and potentially have conflicts of interest with our business;
•we license certain trademarks and domain names from Rush Street Gaming, LLC (“RSG”) and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects;
•we currently, and will likely continue to, rely on licenses and service agreements to use the intellectual property rights and technology of related or third parties that are incorporated into or used in our products and services;
•the requirements of being a public company, including compliance with the U.S. Securities and Exchange Commission (“SEC”) requirements regarding internal controls over financial reporting, may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses
i

that may continue to arise as a result of us being a publicly listed company may be greater than we anticipate; and
•other factors described in our Annual Report on Form 10-K for our most recently completed fiscal year, including the “Business”, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections, as well as described in our other filings with the SEC, such as this Report, our other Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.
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
Our data limitations may affect our understanding of certain details of our business. We regularly review our processes for calculating these key metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. In addition, our key metrics and related information and estimates, including the definitions and calculations of the same, may differ from those published by third parties or from similarly titled metrics of our competitors due to differences in operations, offerings, methodology and access to information.
The data and numbers used to calculate MAUs and ARPMAU discussed in this Report only include U.S. and Canada-based users of our online real-money offerings unless stated otherwise.
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$195,313	$281,030
Restricted cash	30,028	19,299
Players’ receivables	7,000	5,829
Due from affiliates	20,206	28,159
Prepaid expenses and other current assets	10,909	7,433
Total current assets	263,456	341,750

Intangible assets, net	65,364	53,380
Property and equipment, net	8,782	7,232
Operating lease right-of-use asset, net	2,002	1,562
Other assets	5,173	4,807
Total assets	$344,777	$408,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,851	$6,501
Accrued expenses	62,212	48,287
Players’ liabilities	34,850	24,160
Deferred royalty, short-term	1,511	1,415
Operating lease liabilities, short-term	696	509
Other current liabilities	3,309	3,062
Total current liabilities	111,429	83,934

Deferred royalty, long-term	14,494	15,633
Operating lease liabilities, long-term	1,362	1,148
Other long-term liabilities	240	315
Total liabilities	127,525	101,030

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 64,094,395 and 61,118,406 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 156,373,584 and 158,702,329 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	16	16

Additional paid-in capital	174,937	167,270
Accumulated other comprehensive loss	(1,014)	(475)
Accumulated deficit	(111,023)	(81,381)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	62,922	85,436

Non-controlling interests	154,330	222,265
Total stockholders’ equity	217,252	307,701
Total liabilities and stockholders’ equity	$344,777	$408,731
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$148,004	$122,920	$426,678	$357,540

Operating costs and expenses
Costs of revenue	103,321	81,221	308,061	245,668
Advertising and promotions	45,203	46,077	156,794	125,836
General administration and other	16,040	12,318	48,190	40,650
Depreciation and amortization	4,039	1,007	10,066	2,595
Total operating costs and expenses	168,603	140,623	523,111	414,749
Loss from operations	(20,599)	(17,703)	(96,433)	(57,209)

Other income (expenses)
Interest expense, net	(219)	(11)	(664)	(41)
Change in fair value of warrant liabilities	—	—	—	41,802
Change in fair value of earnout interests liability	—	—	—	(13,740)
Total other income (expenses)	(219)	(11)	(664)	28,021
Loss before income taxes	(20,818)	(17,714)	(97,097)	(29,188)

Income tax expense	1,839	1,225	6,176	3,781
Net loss	$(22,657)	$(18,939)	$(103,273)	$(32,969)

Net loss attributable to non-controlling interests	(16,044)	(13,639)	(73,631)	(23,885)
Net loss attributable to Rush Street Interactive, Inc.	$(6,613)	$(5,300)	$(29,642)	$(9,084)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.10)	$(0.09)	$(0.47)	$(0.16)
Weighted average common shares outstanding – basic	64,058,437	59,191,384	63,283,591	55,148,218

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.10)	$(0.09)	$(0.47)	$(0.33)
Weighted average common shares outstanding – diluted	64,058,437	59,191,384	63,283,591	56,488,691
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(22,657)	$(18,939)	$(103,273)	$(32,969)

Other comprehensive loss
Foreign currency translation adjustment	(1,368)	(168)	(1,777)	(1,060)
Comprehensive loss	$(24,025)	$(19,107)	$(105,050)	$(34,029)

Comprehensive loss attributable to non-controlling interests	(17,014)	(13,762)	(74,877)	(24,685)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(7,011)	$(5,345)	$(30,173)	$(9,344)
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	—	—	—	—	1,145	—	—	1,145	2,792	3,937
Foreign currency translation adjustment	—	—	—	—	—	426	—	426	1,088	1,514
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,808,745	—	(2,808,745)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,697)	(14,697)	(37,573)	(52,270)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	3,458	(8)	—	3,450	(3,450)	—
Balance at March 31, 2022 (Unaudited)	63,927,151	$6	155,893,584	$16	$171,873	$(57)	$(96,078)	$75,760	$185,122	$260,882
Share-based compensation	69,652	—	—	—	1,128	—	—	1,128	2,752	3,880
Foreign currency translation adjustment	—	—	—	—	—	(559)	—	(559)	(1,364)	(1,923)
Acquisition of trademark intangible asset	60,000	—	480,000	—	786	—	—	786	1,914	2,700
Net loss	—	—	—	—	—	—	(8,332)	(8,332)	(20,014)	(28,346)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	(64)	—	—	(64)	64	—
Balance at June 30, 2022 (Unaudited)	64,056,803	$6	156,373,584	$16	$173,723	$(616)	$(104,410)	$68,719	$168,474	$237,193
Share-based compensation	37,592	—	—	—	1,187	—	—	1,187	2,897	4,084
Foreign currency translation adjustment	—	—	—	—	—	(398)	—	(398)	(970)	(1,368)
Net loss	—	—	—	—	—	—	(6,613)	(6,613)	(16,044)	(22,657)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	27	—	—	27	(27)	—
Balance at September 30, 2022 (Unaudited)	64,094,395	$6	156,373,584	$16	$174,937	$(1,014)	$(111,023)	$62,922	$154,330	$217,252

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	$—	$—	$—		$93	$(61,892)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	571,239	—	—	—	—	—	2,557		—	—	2,557	9,019	11,576
Foreign currency translation adjustment	—	—	—	—	—	—	—		(143)	—	(143)	(481)	(624)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	70,144		—	—	70,146	189,749	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—		—	—	(850)	(2,615)	(3,465)
Settlement of earnout interests liability	—	—	—	—	—	—	79,779		—	—	79,779	285,009	364,788
Net loss	—	—	—	—	—	—	—		—	(17)	(17)	(59)	(76)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	8,757		—	—	8,757	(8,757)	—
Balance at March 31, 2021 (unaudited)	59,377,953	$6	160,000,000	$16	218,589	$(850)	$161,237		$(50)	$(61,909)	$98,450	$266,315	$364,765
Share-based compensation	18,125	—	—	—	—	—	1,259		—	—	1,259	3,402	4,661
Foreign currency translation adjustment	—	—	—	—	—	—	—		(72)	—	(72)	(196)	(268)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—		—	—	—	(337)	(337)
Net loss	—	—	—	—	—	—	—		—	(3,767)	(3,767)	(10,187)	(13,954)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	36		—	—	36	(36)	—
Balance at June 30, 2021 (unaudited)	59,396,078	$6	160,000,000	$16	218,589	$(850)	$162,532		$(122)	$(65,676)	$95,906	$258,961	$354,867
Share-based compensation	—	—	—	—	—	—	1,211		—	—	1,211	3,257	4,468
Issuance of Class A Common Stock upon RSILP Unit Exchanges	41,271	—	(41,271)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—		(45)	—	(45)	(123)	(168)
Net loss	—	—	—	—	—	—	—		—	(5,300)	(5,300)	(13,639)	(18,939)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	68		—	—	68	(68)	—
Balance at September 30, 2021 (Unaudited)	59,437,349	$6	159,958,729	$16	218,589	$(850)	$163,811		$(167)	$(70,976)	$91,840	$248,388	$340,228
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(103,273)	$(32,969)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	11,901	20,705
Depreciation and amortization expense	10,066	2,595
Deferred income taxes	40	(228)
Noncash lease expense	404	241
Change in fair value of earnout interests liability	—	13,740
Change in fair value of warrant liabilities	—	(41,802)
Changes in operating assets and liabilities:
Players’ receivables	(1,171)	(7,415)
Due from affiliates	7,953	2,886
Prepaid expenses and other current assets	(3,476)	646
Other assets	283	(225)
Accounts payable	2,216	(2,122)
Accrued expenses and other current liabilities	13,235	18,620
Players’ liabilities	10,690	8,991
Deferred royalty	(1,043)	(81)
Lease liabilities	(448)	(259)
Net cash used in operating activities	(52,623)	(16,677)

Cash flows from investing activities
Purchases of property and equipment	(2,771)	(1,987)
Acquisition of gaming licenses	(3,091)	(3,472)
Internally developed software costs	(11,989)	(2,984)
Investment in equity securities	—	(1,500)
Short-term advances	—	(750)
Investment in long-term time deposits	(689)	(250)
Acquisition of trademark intangible asset, net of cash acquired	(1,540)	—
Net cash used in investing activities	(20,080)	(10,943)

Cash flows from financing activities
Proceeds from shares issued for warrants	—	131,588
Repurchase of common stock	—	(3,465)
Principal payments of finance lease liabilities	(478)	(870)
Distributions paid to non-controlling interest holders	—	(337)
Net cash (used in) provided by financing activities	(478)	126,916

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,807)	(1,075)

Net change in cash, cash equivalents and restricted cash	(74,988)	98,221
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	300,329	262,065
Cash, cash equivalents and restricted cash, at the end of the period (1)	$225,341	$360,286

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$410	$1,765
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$743	$—
Non-cash redemption of Private Placement and Working Capital Warrants	$—	$50,798
Non-cash settlement of Public Warrants	$—	$77,509
Non-cash settlement of Earnout Interests Liability	$—	$364,788
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$3,413	$8,861
Class V Common stock issued to acquire trademark intangible asset	$2,400	$—
Class A Common stock issued to acquire trademark intangible asset	$300	$—
Increase in accounts payable for property and equipment purchases	$134	$45
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,310	$3,180
Cash paid for interest	$709	$21
____________________________________
(1)Cash and cash equivalents and Restricted cash are each presented separately on the condensed consolidated balance sheets.
See accompanying notes to condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business
Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the U.S., Canadian and Latin American markets. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company.” The Company is headquartered in Chicago, IL.
Impact of COVID-19
The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown such as a recession. COVID-19 therefore presents material uncertainty and risk with respect to the Company and its performance and could affect its financial results in a materially adverse way.
COVID-19 has significantly impacted RSI. Beyond disruptions in normal business operations, in prior years, COVID-19 has impacted consumer habits and preferences, with some consumers opting to avoid crowded public places such as land-based casinos. In prior years, COVID-19 has also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of sports seasons and sporting events or exclusion of certain players or teams from sporting events, which tended to reduce customers’ use of, and spending on, our sports betting offerings.
Currently, major professional sports leagues have resumed their activities in accordance with their planned schedules. However, the possibility remains that sports seasons and sporting events may be rescheduled, reconfigured, suspended, postponed and/or cancelled due to COVID-19 outbreaks.

The Company’s revenues vary based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from COVID-19 may adversely affect the Company’s revenue, possibly materially. However, the Company’s online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
The future effects of COVID-19 and the related impacts on consumer behavior are currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for RSI offerings, reducing cash flows and revenues, thus materially harming the business, financial condition and results of operations. In addition, a significant uptick in COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has implemented business continuity programs to help ensure that our personnel are safe and that the business continues to function with minimal disruptions to normal work operations while personnel work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
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
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third-party holdings of equity interests

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are presented as Non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in equity (deficit). The portion of net earnings attributable to the non-controlling interests is presented as Net loss attributable to non-controlling interests and Comprehensive loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation, or UP-C, structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The Company controls RSILP through RSI GP. The non-controlling interest represents the Class A Common Units of RSILP (“RSILP Units”) held by holders other than the Company. As of September 30, 2022, the Company owned 29.07% of the RSILP Units and the holders of the non-controlling interest owned 70.93% of the RSILP Units.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, comprehensive loss, changes in equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets, Net
Trademark Asset
On June 10, 2022, the Company entered into an agreement to purchase all of the equity interests of Rush Street Productions, LLC, a Delaware limited liability company (“RSP”), in exchange for $1.5 million cash (net of $0.7 million cash acquired), 480,000 RSILP Units and the same number of newly issued shares of Class V Common Stock, par value $0.0001 per share of the Company (the “Class V Common Stock”), valued at $2.4 million and 60,000 shares of Class A Common Stock of the Company, par value $0.0001 per share of the Company (the “Class A Common Stock”), valued at $0.3 million. The Company also assumed $0.5 million of outstanding liabilities and incurred $0.4 million of transaction costs directly attributable to the acquisition.
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

The acquired trademark asset represents an intangible asset that is recognized at its relative fair value in accordance with ASC 350-30, General Intangibles Other Than Goodwill. Goodwill is not recognized in an asset acquisition, and as such, any consideration that exceeds the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

The Company capitalized a $5.1 million trademark intangible asset representing the total consideration paid of $4.2 million, assumed liabilities of $0.5 million, and legal and consulting fees incurred that were directly attributable to the asset acquisition of $0.4 million. The asset is recognized in Intangible Assets, Net on the Company’s condensed consolidated balance sheet as of September 30, 2022 and is amortized over the estimated useful life of five years using the straight-line method. The asset acquisition is presented on the condensed consolidated statement of cash flows as net cash used in investing activities.
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
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were $1.0 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, as compared to less than $0.1 million for the same periods in 2021. Amounts are recorded in General administrative and other on the Company’s condensed consolidated statement of operations.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, this ASU sets forth a “current expected credit loss” model, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing “incurred loss” model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
share calculation in certain areas. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.
3.Revenue Recognition
The Company’s revenue from contracts with customers is derived from online casino, online sports betting, retail sports betting and social gaming.
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as blackjack, roulette and slot machines. The Company generates revenue from these offerings through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot liability.
Online sports betting involves a user placing a bet on the outcome of a sporting event, sports-related activity, or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each bet offered to customers. Online sports betting revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled bets.
Retail sports betting
The Company provides retail sports services to land-based partners in exchange for a monthly commission based on that partner’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based partner’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. The Company has a single performance obligation to provide retail sports services and records the revenue as services are performed and when the commission amounts are no longer constrained (i.e., the amount is known).
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
Disaggregation of revenue for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Online casino and online sports betting	$143,670	$121,360	$416,502	$352,545
Retail sports betting	3,265	545	7,274	1,744
Social gaming	1,069	1,015	2,902	3,251
Total revenue	$148,004	$122,920	$426,678	$357,540

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue by geographic region for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
United States and Canada	$135,916	$113,966	$388,996	$331,025
Latin America, including Mexico	12,088	8,954	37,682	26,515
Total revenue	$148,004	$122,920	$426,678	$357,540
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives, and is included within Players’ liabilities in the condensed consolidated balance sheets. Deferred revenue associated with social gaming revenue includes unredeemed social gaming virtual credits and is included within Other current liabilities in the condensed consolidated balance sheets. The deferred revenue balances as of September 30, 2022 and December 31, 2021 were as follows:

($ in thousands)
Deferred revenue balance at December 31, 2021	$4,637
Deferred revenue balance at September 30, 2022	$7,719
Revenue recognized in the nine months ended September 30, 2022 from amounts included in deferred revenue at December 31, 2021	$4,637
4.Intangible Assets, Net
The Company had the following intangible assets, net as of September 30, 2022 and December 31, 2021:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
September 30, 2022	9.61	$52,206	$(10,850)	$41,356
December 31, 2021	8.61	$49,226	$(5,582)	$43,644

Internally Developed Software
September 30, 2022	2.55	$16,080	$(2,196)	$13,884
December 31, 2021	2.96	$4,091	$(286)	$3,805

Developed Technology
September 30, 2022	7.25	$5,931	$(556)	$5,375
December 31, 2021	8.00	$5,931	$—	$5,931

Trademark Asset
September 30, 2022	4.71	$5,088	$(339)	$4,749
December 31, 2021	—	$—	$—	$—
Amortization expense was $3.1 million and $8.1 million for the three and nine months ended September 30, 2022, respectively, compared to amortization expense of $0.7 million and $1.8 million for the same respective periods in 2021.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.Accrued Expenses
The Company has the following accrued expenses as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Accrued compensation and related expenses	$8,016	$6,038
Accrued operating expenses	25,763	15,955
Accrued marketing expenses	24,773	21,948
Accrued professional fees	1,440	1,753
Due to affiliates	659	1,005
Other	1,561	1,588
Total accrued expenses	$62,212	$48,287
6.Warrant Liabilities
As part of the initial public offering of dMY Technology Group, Inc., the predecessor of the Company (“dMY”), dMY issued to third-party investors 23.0 million units, consisting of one share of Class A Common Stock and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”). Each Private Warrant allowed the Sponsor to purchase one share of Class A Common Stock at $11.50 per share.
The Company classified the Warrants as derivative liabilities on its condensed consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its condensed consolidated statements of operations and comprehensive loss.
Public Warrants
On February 22, 2021, the Company announced the redemption of all the Company’s Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During March 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million (of which $0.1 million was not received until April 2021) and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remained outstanding as of September 30, 2022 or December 31, 2021.
The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million.
Private Warrants
On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remained outstanding as of September 30, 2022 or December 31, 2021.
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
The following table summarizes the fair values of Warrant liabilities and change in fair value at each measurement date:

	Public Warrants (Level 1)	Private Warrants (Level 3)	Total
Fair value of warrants at December 31, 2020	$88,079	$82,030	$170,109
Change in fair value of warrant liabilities	(10,570)	(31,232)	(41,802)
Fair value of warrants at redemption(1)	(77,509)	(50,798)	(128,307)
Fair value of warrants at September 30, 2021	$—	$—	$—
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

Earnout Interests Liability
Total
December 31, 2020	$351,048
Change in fair value of earnout interests liability	13,740
Settlement of earnout interests liability	(364,788)
September 30, 2021	$—
8.Equity
Non-Controlling Interest
The non-controlling interest represents the RSILP Units held by holders other than the Company.
The non-controlling interests owned 70.93% and 72.20% of the RSILP Units outstanding as of September 30, 2022 and December 31, 2021, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the nine months ended September 30, 2022:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2021:	72.20%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.28)%
Issuance of Class A Common Stock to acquire trademark intangible asset	(0.02)%
Issuance of Class V Common Stock to acquire trademark intangible assets	0.06%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.03)%
Non-controlling interest % as of September 30, 2022:	70.93%
The non-controlling interests owned 72.98% and 76.89% (which excluded the earnout interests that did not vest until January 2021) of the RSILP Units outstanding, as of September 30, 2021 and December 31, 2020, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the nine months ended September 30, 2021:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2020:	76.89%
Issuance of RSILP units in connection with the vesting of earnout interest in January 2021	1.24%
Issuance of Class A Common Stock in connection with the exercise of the Warrants	(4.98)%
Repurchases of Class A Common Stock	0.08%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(0.02)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.23)%
Non-controlling interest % as of September 30, 2021:	72.98%
Treasury Stock
During the nine months ended September 30, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares were considered issued but not outstanding. The Company subsequently reissued the repurchased shares in connection with the issuance of shares under the 2020 Plan (as defined below) during the year ended December 31, 2021. No treasury shares remain outstanding as of September 30, 2022 or December 31, 2021.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.Share-Based Compensation
The Company adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, certain consultants and directors who will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. Upon adoption of the 2020 Plan, there was an aggregate of 13.4 million shares of Class A Common Stock reserved under the 2020 Plan, which may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. The 2020 Plan will terminate on December 29, 2030.
The Company granted 5,534,301 and 4,007,085 restricted stock units (“RSUs”) during the nine months ended September 30, 2022 and 2021, respectively. The Company’s outstanding awards are based on service conditions and other awards that are based on market conditions. The grant date fair value of the awards with service conditions is determined based on the quoted market price, while the grant date fair value of the awards with market-based conditions is estimated using a Monte Carlo simulation.
The Company granted 790,339 and 130,565 stock options during the nine months ended September 30, 2022 and 2021, respectively. Previously granted stock options that remain outstanding as of September 30, 2022 were valued using a Black-Scholes valuation model.
RSU and stock option activity for the nine months ended September 30, 2022 and 2021 was as follows:

	RSUs		Options
	Number of units	Weighted-average grant price	Number of options	Weighted-average grant price
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$7.41
Granted	5,534,301	4.17	790,339	2.26
Vested	(170,493)	8.80	(32,278)	7.41
Forfeited	(67,169)	15.69	—	—
Unvested balance at September 30, 2022	8,372,797	$8.36	854,888	$2.65

	RSUs		Options
	Number of units	Weighted average grant price	Number of options	Weighted-average grant price
Unvested balance at December 31, 2020	—	$—	—	$—
Granted	4,007,085	15.99	130,565	7.41
Vested	(737,604)	15.84	—	—
Forfeited	(29,645)	18.16	(11,246)	7.41
Unvested balance at September 30, 2021	3,239,836	$16.01	119,319	$7.41
The aggregate fair value of the RSUs granted during the three months ended September 30, 2022 and 2021, was approximately $21.7 million and $0.2 million, respectively. The aggregate fair value of the RSUs granted during the nine months ended September 30, 2022 and 2021, was approximately $23.1 million and $64.1 million, respectively.
As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to RSUs and stock options of approximately $57.8 million and $2.1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The Company’s stock options outstanding as of September 30, 2022 have intrinsic values of nil and none of the vested stock options were exercised as of September 30, 2022.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based compensation expense for the nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Costs of revenue	$249	$298	$739	$1,511
Advertising and promotions	516	637	1,532	2,971
General administration and other	3,319	3,533	9,630	16,223
Total share-based compensation expense	$4,084	$4,468	$11,901	$20,705
10.Income Taxes
The income tax provision for the nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Income tax provision	$1,839	$1,225	$6,176	$3,781
The Company recognized federal, state and foreign income tax expense of $1.8 million and $6.2 million during the three and nine months ended September 30, 2022, respectively, compared to $1.2 million and $3.8 million during the same periods in 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were (8.83)%, and (6.36)%, respectively, and were (6.92)% and (12.95)% during the same periods in 2021. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, valuation allowances recorded on deferred tax assets in foreign jurisdictions where the Company recently began operating, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the U.S. Among other changes, the IRA introduced a corporate alternative minimum tax on corporations with adjusted financial statement income over a three-tax year period in excess of $1.0 billion, an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by the US. Treasury, the Company does not believe these provisions will have a material impact on the Company’s consolidated financial statements.
In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides that it pay 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realizes (or in certain cases is deemed to realize) as a result of an increase in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units (as defined in the Business Combination Agreement) for Class A Common Stock (or cash at the Company’s option) pursuant to RSILP’s amended and restated limited partnership agreement and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of September 30, 2022 and December 31, 2021 was $52.6 million and $46.2 million, respectively. The increase in the

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
11.Loss Per Share
The basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,657)	$(18,939)	$(103,273)	$(32,969)
Less: Net loss attributable to non-controlling interests	(16,044)	(13,639)	(73,631)	(23,885)
Net loss attributable to Rush Street Interactive, Inc. – basic	$(6,613)	$(5,300)	$(29,642)	$(9,084)
Effect of dilutive securities:
Warrants, net of amounts attributable to non-controlling interests	—	—	—	(9,569)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(6,613)	$(5,300)	$(29,642)	$(18,653)
Denominator:
Weighted average common shares outstanding – basic	64,058,437	59,191,384	63,283,591	55,148,218
Weighted average effect of dilutive securities:
Public Warrants(1)	—	—	—	782,283
Private Placement and Working Capital Warrants(1)	—	—	—	558,190
Weighted average common shares outstanding – diluted	64,058,437	59,191,384	63,283,591	56,488,691

Net loss per Class A common share – basic	$(0.10)	$(0.09)	$(0.47)	$(0.16)
Net loss per Class A common share – diluted	$(0.10)	$(0.09)	$(0.47)	$(0.33)
_____________________________________
(1)Calculated using the treasury stock method.
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
RSILP Units(1)	156,373,584	159,958,729
Unvested Restricted Stock Units	8,372,797	3,239,836
Unvested Stock Options	854,888	119,319
_____________________________________
(1)RSILP Units that are held by non-controlling interest holders, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.Related Parties
Services Agreement
At the Closing, Rush Street Gaming, LLC (“RSG”), a current affiliate of the Company controlled by Neil Bluhm, Executive Chairman, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG or certain of its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, certain services such as government affairs, certain business development, insurance and other services (in each case as more fully described in the Services Agreement). RSG and its affiliates had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for the provision of these services, the Company reimburses RSG and its affiliates for (i) all third-party costs incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were nil and $0.3 million for the three and nine months ended September 30, 2022, compared to $0.3 million and $0.8 million for the same periods in 2021, respectively. Payables due to RSG for support services were $0.3 million and $0.1 million at September 30, 2022 and December 31, 2021, respectively. These support services are recorded as General administration and other in the accompanying condensed consolidated statements of operations and any payables to RSG are recorded as Accrued expenses within the accompanying condensed consolidated balance sheets.
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting and social gaming under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $12.4 million and $35.8 million for the three and nine months ended September 30, 2022 compared to $9.0 million and $36.3 million for the same periods in 2021, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $20.2 million and $28.2 million at September 30, 2022 and December 31, 2021, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and nine months ended September 30, 2022 and 2021 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.
Purchase of RSP
During the nine months ended September 30, 2022, the Company purchased all of the equity interests of RSP, a poker-related production company that owns certain poker-related assets, including Poker Night in America, a television program

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
focused on poker games and tournaments. On June 10, 2022, Messrs. Neil Bluhm and Greg Carlin forfeited their limited liability company interests in RSP, resulting in Mr. Todd Anderson being the sole owner of RSP. The Company then purchased from Mr. Anderson 100% of the limited liability company interests in RSP for an aggregate purchase price of approximately $4.7 million, comprised of cash, Class V Common Stock, RSILP Units, Class A Common Stock and assumed liabilities (the “RSP Acquisition”). The Company obtained an independent valuation report as to the fair market value of RSP to support the purchase price being paid for the RSP Acquisition. As part of the RSP Acquisition, the Company employed Mr. Anderson and two other RSP employees. Mr. Anderson received all of the proceeds from the RSP Acquisition; Messrs. Bluhm and Carlin did not receive any proceeds from the RSP Acquisition. The Audit Committee of the Company’s Board of Directors (the “Board”) approved the RSP Acquisition in accordance with the Company’s Related-Party Transactions Policy, and the Board (with Mr. Bluhm and certain other directors abstaining) approved the same. See Note 2 for additional information.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2022	$12,766
Year ending December 31, 2023	19,036
Year ending December 31, 2024	9,657
Year ending December 31, 2025	9,279
Year ending December 31, 2026	4,048
Thereafter	29,276
Total(1)	$84,062
_____________________________________

(1)
Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.7 million, obligations under non-cancelable contracts with marketing vendors totaling $28.7 million, and license and market access commitments totaling $52.7 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in fourteen U.S. states as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland			✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Pennsylvania	✓	✓	✓
Virginia		✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
Impact of COVID-19
The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. COVID-19 could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown such as a recession. COVID-19 therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.
COVID-19 has significantly impacted our business. Beyond disruptions in our normal business operations in prior years, COVID-19 has impacted consumer habits and preferences, with some consumers opting to avoid crowded public places such as land-based casinos. In prior years, COVID-19 also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of sports seasons and sporting events or exclusion of certain players or teams from sporting events, which tended to reduce customers’ use of, and spending on, our sports betting offerings.
Currently, major professional sports leagues have resumed their activities in accordance with their planned schedules. However, the possibility remains that sports seasons and sporting events may be rescheduled, reconfigured, suspended, postponed and/or cancelled due to COVID-19 outbreaks.
Our revenue varies based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from COVID-19 may adversely affect our revenue, possibly materially. However, our online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.

The future effects of COVID-19 and the related impacts on consumer behavior are currently unknown. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our offerings, reducing cash flows and revenues, thus materially harming our business, financial condition and results of operations. In addition, a significant uptick in COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, we implemented business continuity programs to help ensure that our personnel are safe and our business continues to function with minimal disruptions to normal work operations while personnel work remotely. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.
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
The chart below presents our average MAUs for the nine months ended September 30, 2022 and 2021:
The increase in MAUs was mainly due to our continued growth in existing markets such as Pennsylvania, Colorado, Indiana, Iowa, Michigan, Virginia and West Virginia, as well as our expansion into new markets such as Arizona, Connecticut, New York, Louisiana, and Ontario, which launched after September 30, 2021. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the nine months ended September 30, 2022 and 2021:
The year-over-year decrease in ARPMAU was mainly due to an increase in the number of markets where we offer only sports betting (we launched in four new sports betting-only markets since September 30, 2021 - Arizona, Connecticut, Louisiana, and New York), which, when combined with our increased promotional and advertising activities in those markets, resulted in an increase in the number of customers in sports betting-only markets. Sports betting-only customers generally generate less revenue per customer than customers who use online casino.
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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(22,657)	$(18,939)	$(103,273)	$(32,969)

Interest expense, net	219	11	664	41
Income tax expense	1,839	1,225	6,176	3,781
Depreciation and amortization	4,039	1,007	10,066	2,595
Change in fair value of warrant liabilities	—	—	—	(41,802)
Change in fair value of earnout interests liability	—	—	—	13,740
Share-based compensation expense	4,084	4,468	11,901	20,705
Adjusted EBITDA	$(12,476)	$(12,228)	$(74,466)	$(33,909)
Key Components of Revenue and Expenses
Revenue
We offer real-money online casino, online sports betting and/or retail sports betting in fourteen U.S. states, Colombia, and since the second quarter of 2022, Ontario (Canada) and Mexico. We also provide social gaming where users can earn or purchase virtual credits to enjoy free-to-play games.
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
Online Sports Betting
Online sports betting involves a user placing a bet on the outcome of a sporting event, a sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a long-term betting win margin.
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
Our ability to effectively market is critical to operational success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content, and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.

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
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademark and developed technology) and finance lease right-of-use assets over their useful lives.
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
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Revenue	$148,004	$122,920	$25,084	20%
Costs of revenue	103,321	81,221	22,100	27%
Advertising and promotions	45,203	46,077	(874)	(2)%
General administration and other	16,040	12,318	3,722	30%
Depreciation and amortization	4,039	1,007	3,032	n/m
Loss from operations	(20,599)	(17,703)	(2,896)	16%
Interest expense, net	(219)	(11)	(208)	n/m
Loss before income taxes	(20,818)	(17,714)	(3,104)	18%
Income tax expense	1,839	1,225	614	50%
Net loss	$(22,657)	$(18,939)	$(3,718)	20%
*n/m means not meaningful
Revenue. Revenue increased by $25.1 million, or 20%, to $148.0 million for the three months ended September 30, 2022 as compared to $122.9 million for the same period in 2021. The increase was mainly due to and directly correlated with our continued growth in a majority of our existing markets, as well as our expansion into new markets such as Arizona, Connecticut, Louisiana, Maryland, New York, Ontario, Canada and Mexico, which launched after September 30, 2021. The increase reflects higher period-over-period online casino and sports betting revenue of $22.4 million and retail sports betting revenue of $2.7 million.
Costs of Revenue. Costs of revenue increased by $22.1 million, or 27%, to $103.3 million for the three months ended September 30, 2022 as compared to $81.2 million for the same period in 2021. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Gaming taxes, operating expenses, payment processing costs and market access costs contributed $9.2 million, $4.7 million, $2.8 million and $3.6 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs contributing to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue increased to 70% for the three months ended September 30, 2022 as compared to 66% for the same period in 2021.
Advertising and Promotions. Advertising and promotions expense decreased by $0.9 million, or 2%, to $45.2 million for the three months ended September 30, 2022 as compared to $46.1 million for the same period in 2021. The decrease was mainly due to management’s continued strategy of rationalizing marketing spend as the online gaming industry continues to mature. The Company continues to focus marketing efforts and strategies in newly entered and existing markets on increasing customer awareness and use of our offerings. Advertising and promotions expense as a percentage of revenue decreased to 31% for the three months ended September 30, 2022 as compared to 37% for the same period in 2021.
General Administration and Other. General administration and other expense increased by $3.7 million, or 30%, to $16.0 million for the three months ended September 30, 2022 as compared to $12.3 million for the same period in 2021. The increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue increased to 11% for the three months ended September 30, 2022 as compared to 10% for the same period in 2021.
Depreciation and Amortization. Depreciation and amortization expense increased by $3.0 million to $4.0 million for the three months ended September 30, 2022 as compared to $1.0 million for the same period in 2021. The increase was mainly due to additional purchases of property and equipment and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 3% for the three months ended September 30, 2022 as compared to 1% for the same period in 2021.
Interest Expense, Net. Interest expense, net was $0.2 million for the three months ended September 30, 2022 as compared to less than $0.1 million for the same period in 2021. The increase was mainly attributable to the recognition of additional imputed interest associated with the recognition of deferred royalties and the commencement of additional finance leases relating to online gaming servers as we expand into new jurisdictions.
Income Tax Expense. Income tax expense increased by $0.6 million, or 50%, to $1.8 million for the three months ended September 30, 2022 as compared to $1.2 million for the same period in 2021. Income tax expense for the three months ended September 30, 2022 related to profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue was 1% for the three months ended September 30, 2022 and the same period in 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%*
Revenue	$426,678	$357,540	$69,138	19%
Costs of revenue	308,061	245,668	62,393	25%
Advertising and promotions	156,794	125,836	30,958	25%
General administration and other	48,190	40,650	7,540	19%
Depreciation and amortization	10,066	2,595	7,471	288%
Loss from operations	(96,433)	(57,209)	(39,224)	69%
Interest expense, net	(664)	(41)	(623)	n/m
Change in fair value of warrant liabilities	—	41,802	(41,802)	(100)%
Change in fair value of earnout interests liability	—	(13,740)	13,740	(100)%
Loss before income taxes	(97,097)	(29,188)	(67,909)	233%
Income tax expense	6,176	3,781	2,395	63%
Net loss	$(103,273)	$(32,969)	$(70,304)	213%
*n/m means not meaningful.
Revenue. Revenue increased by $69.1 million, or 19%, to $426.6 million for the nine months ended September 30, 2022 as compared to $357.5 million for the same period in 2021. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets, as well as our expansion into new markets such as Arizona, Connecticut, Louisiana, Maryland, New York, Ontario, Canada, and Mexico which launched after September 30, 2021. The increase reflects higher period-over-period online casino and sports betting revenue of $64.0 million, retail sports betting revenue of $5.5 million, which was partially offset by a decrease in social gaming revenue of $0.4 million.
Costs of Revenue. Costs of revenue increased by $62.4 million, or 25%, to $308.1 million for the nine months ended September 30, 2022 as compared to $245.7 million for the same period in 2021. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets as noted above. Gaming taxes, operating expenses, payment processing costs, market access costs, and personnel costs contributed $27.8 million, $16.6 million, $9.6 million, $5.3 million and $3.1 million, respectively. Costs of revenue as a percentage of revenue increased to 72% for the nine months ended September 30, 2022 as compared to 69% for the same period in 2021.
Advertising and Promotions. Advertising and promotions expense increased by $31.0 million, or 25%, to $156.8 million for the nine months ended September 30, 2022 as compared to $125.8 million for the same period in 2021. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition for our offerings, such as the strategic marketing and/or sponsorship arrangements that we entered into with the NBA’s New Orleans Pelicans, former Major League Baseball player and manager Bobby Valentine, Dan O’Toole, Bob McCown, Mike Missanelli, Joakim Noah, Mike Francesa, and podcast organizations. Advertising and promotions expense as a percentage of revenue increased to 37% for the nine months ended September 30, 2022 as compared to 35% for the same period in 2021.
General Administration and Other. General administration and other expense increased by $7.5 million, or 19%, to $48.2 million for the nine months ended September 30, 2022 as compared to $40.7 million for the same period in 2021. The increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue remained flat at 11% for the nine months ended September 30, 2022 and 2021.
Depreciation and Amortization. Depreciation and amortization expense increased by $7.5 million, or 288%, to $10.1 million for the nine months ended September 30, 2022 as compared to $2.6 million for the same period in 2021. The increase was mainly due to additional purchases of property and equipment and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue was 2% for the nine months ended September 30, 2022 as compared to 1% for the same period in 2021.
Interest Expense, Net. Interest expense, net was $0.7 million for the nine months ended September 30, 2022 as compared to less than $0.1 million for the same period in 2021. The increase was mainly attributable to the recognition of additional imputed interest associated with the recognition of deferred royalties and the commencement of additional finance leases relating to online gaming servers as we expand into new jurisdictions.
Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities was nil for the nine months ended September 30, 2022 as compared to $41.8 million for the same period in 2021. Gains and losses are primarily attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying price of our Class A Common Stock. The liability was fully settled as of September 30, 2021.
Change in Fair Value of Earnout Interests Liability. Change in fair value of earnout interests liability was nil for the nine months ended September 30, 2022 as compared to a loss of $13.7 million for the same period in 2021. Gains and losses are attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying share price of our Class A Common Stock. The liability was fully settled as of September 30, 2021.
Income Tax Expense. Income tax expense increased by $2.4 million, or 63%, to $6.2 million for the nine months ended September 30, 2022 as compared to $3.8 million for the same period in 2021. Income tax expense for the nine months ended September 30, 2022 and 2021 related to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue was 1% for the nine months ended September 30, 2022 and the same period in 2021.
Seasonality and Other Trends Impacting Our Business
Our results of operations can and generally do fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results, foreign currency exchange rates and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform and customer support services, the number and timing of sporting events, the length of professional sports seasons, our offerings and marketing efforts and those of our competitors (including those not just in the online gaming industry but also in the entertainment industry more broadly), climate and weather conditions, public sentiment, an economic downturn or other economic factors such as inflation, foreign exchange rates or economic uncertainty. As customer engagement varies, so may our quarterly financial performance.

Our quarterly financial results may also be impacted by the number and amount of betting wins and losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offering, we offer progressive jackpot games. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. Winning the jackpot is determined by a random mechanism. We cannot foresee when a jackpot will be won, and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position.
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the American football season as well as during the NBA and NCAA basketball seasons. With respect to our online sports betting and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl and the NBA finals.
From a legislative perspective, we are continuing to see strong momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, in many cases these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we are also continuing to see strong momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund expanding budgets.
We operate within the global gaming and entertainment industry, which is comprised of diverse products and offerings that compete for consumers’ time and disposable income. We face, and expect to continue to face, significant competition from other industry players both within existing and new markets including from competitors with access to more resources, existing assets such as brands or databases, or experience. Customer demands for new and innovative offerings and features require us to continue to invest in new technologies, features and content to improve the customer experience. Many jurisdictions in which we operate or intend to operate in the future have unique regulatory and/or technological requirements, which require us to have robust, scalable networks and infrastructure, and agile engineering and software development capabilities. The global gaming and entertainment industry has seen significant consolidation, regulatory change and technological development over the last few years, and we expect this trend to continue into the foreseeable future, which may create opportunities for us but may also create competitive and margin pressures. We are starting to see some other online gaming operators rationalize their marketing spend in North American jurisdictions, although their marketing spend may vary by quarter depending on, among other things, sports calendars and new market launches.
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
We had $195.3 million in cash and cash equivalents as of September 30, 2022 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products). On February 22, 2021, we announced the redemption (the “Redemption”) of all the Company’s warrants to purchase Class A common stock (“Class A Common Stock”) that were issued to third parties in connection with the initial public offering of dMY Technology Group, Inc. (“dMY” and such warrants, the “Public Warrants”), which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the nine months ended September 30, 2021, 11,442,389 Public Warrants were exercised at a price of $11.50 per share, resulting in cash proceeds of approximately $131.6 million. We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows, if any, and proceeds from the Redemption.
In connection with the business combination between dMY and RSILP on December 29, 2020 (the “Business Combination”), we executed a Tax Receivable Agreement, dated as of December 29, 2020 (the “TRA”), by and among RSI ASLP, Inc. (the “Special Limited Partner”), Rush Street Interactive, LP (“RSILP”), the sellers in the Business Combination (the “Sellers”) and the Sellers’ representative, which generally provides that the Special Limited Partner pay 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the agreement governing the Business Combination and the exchange of certain common units in RSILP retained by the Sellers for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalents, proceeds from the Redemption and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and personnel, in particular in product development, engineering and operations roles. We also expect to increase our marketing, advertising and promotional spend in certain existing and new markets, as well as market access fees and license costs as we continue to enter into new market access arrangements with local partners in new jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
We expect our material cash requirements during the upcoming 12-month period to include $17.0 million of non-cancellable purchase obligations with marketing vendors, $8.5 million of license and market access fees, and $0.9 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $57.6 million of additional non-cancellable purchase obligations including obligations with marketing vendors, for license and market access fees and for lease payments subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements.
Debt
As of September 30, 2022, we had no debt outstanding. We have an outstanding letter of credit for $1.7 million in connection with our operations in Colombia, for which no amounts have been drawn as of September 30, 2022.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash used in operating activities	$(52,623)	$(16,677)
Net cash used in investing activities	(20,080)	(10,943)
Net cash (used in) provided by financing activities	(478)	126,916
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,807)	(1,075)
Net change in cash, cash equivalents and restricted cash	$(74,988)	$98,221

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2022 increased by $35.9 million to $52.6 million, as compared to $16.7 million during the same period in 2021. The increase reflects a greater period-over-period net loss totaling $70.3 million, which was partially offset by an increase in non-cash expenses totaling $27.2 million and a $7.6 million decrease in cash used resulting from changes in working capital. The increase in non-cash expenses was driven primarily by a lower impact of changes in fair value of warrant liabilities totaling $41.8 million and additional depreciation and amortization totaling $7.5 million, which was partially offset by a decrease in share-based compensation expense totaling $8.8 million and changes in fair value of earnout interests liability totaling $13.7 million. The remaining increase in other non-cash expenses totaled $0.4 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 increased by $9.2 million to $20.1 million, as compared to $10.9 million during the same period in 2021. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $9.1 million, an increase in cash paid for asset acquisitions totaling $1.5 million, an increase in property and equipment purchases totaling $0.8 million, and additional investments in long-term time deposits totaling $0.4 million, which was partially offset by a decrease in cash paid for investments in equity totaling $1.5 million, short-term advances totaling $0.8 million and acquisition of gaming licenses totaling $0.3 million .
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2022 was $0.5 million, while net cash provided by financing activities for the same period in 2021 was $126.9 million. The period-over-period difference reflects lower proceeds from the exercise of Public Warrants totaling $131.6 million, partially offset by less cash used for repurchases of Class A Common Stock totaling $3.5 million, principal payments of finance lease liabilities totaling $0.4 million and distributions to non-controlling interest holders totaling $0.3 million.
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
There were no material changes during the quarter ended September 30, 2022, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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

Interest Rate Risk
As of September 30, 2022, we had cash, cash equivalents and restricted cash of $225.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our functional and reporting currency. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso and the Canadian Dollar. Colombia and Canada each accounted for less than 9% of our revenue for the nine months ended September 30, 2022 and 2021. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the nine months ended September 30, 2022. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time we become involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. These proceedings may be at varying stages, and many of these proceedings may seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.
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

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
_____________________________________

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.
November 3, 2022	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)