Form 10-K
period 2022-12-31
Rush Street Interactive, Inc.
filed 2023-03-02
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022, OR

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
(Address of principal executive offices) (Zip Code)

(773) 893-5855
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $275,916,083 based upon the closing sales price for the registrant’s Class A common stock of $4.67 on June 30, 2022, as reported by the New York Stock Exchange. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company at that time. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 1, 2023, there were 65,114,375 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 155,955,584 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense and, as a result, we may fail to attract and retain customers or compete effectively, which may negatively impact our operations and growth prospects;
•failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us;
•our business is subject to a variety of U.S. and foreign laws (including Colombia, Canada and Mexico, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
•our growth prospects may suffer if we are unable to develop or maintain successful offerings, if we fail to pursue additional offerings or if we lose any of our key executives or other key employees;
•economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and the effects of inflation, could adversely affect our business, financial condition, results of operations and prospects;
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
•we license certain trademarks and domain names from Rush Street Gaming (“RSG”) and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names, or failure to protect or enforce our intellectual property rights, could harm our business, financial condition, results of operations and prospects;
•we currently, and will likely continue to, rely on licenses and service agreements to use the intellectual property rights of related or third parties that are incorporated into or used in our products and services; and
•certain of our officers and directors may allocate their time to other businesses and potentially have conflicts of interest with our business.
Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report, except as required by applicable law. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

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
The data and numbers used to calculate MAUs and ARPMAU discussed in this Annual Report only include U.S. and Canada-based users of our online real-money offerings unless stated otherwise.

PART I
ITEM 1. BUSINESS
Unless the context requires otherwise, each of the terms the “Company,” “Rush Street Interactive,” “RSI,” “we,” “our,” “us” and similar terms used herein refer collectively to Rush Street Interactive, Inc., a Delaware corporation, and its consolidated subsidiaries.
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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games that use virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states and the international markets as outlined in the table below.

Jurisdiction	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
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
Corporate History, Background and Business Combination
We were initially a blank check company called dMY Technology Group, Inc. (“dMY”), incorporated as a corporation in Delaware on September 27, 2019, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 29, 2020, dMY completed the transactions contemplated by the business combination agreement dated as of July 27, 2020, as amended and amended and restated (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), and in connection therewith: (i) dMY acquired Rush Street Interactive, LP (“RSILP”) in an umbrella partnership–C corporation (“Up-C”) structure, in which substantially all of the Company’s assets are held by RSILP, and the Company’s only assets are its equity interests in RSILP; (ii) the holders of equity interests of RSILP (the “Sellers”) retained certain of their Class A common units of RSILP (the “RSILP Units”) and received an equal number of the Company’s Class V common stock, par value $0.0001 per share (the “Class V Voting Stock”); (iii) the Company issued and sold to subscribers in a private placement an aggregate of 16,043,002 shares of Class A common stock, $0.0001 par value per share (“Class A Common Stock”); and (iv) dMY changed its name to “Rush Street Interactive, Inc.”
The Sellers have the right to exchange the RSILP Units retained by them (the “Retained RSILP Units”) for either one share of Class A Common Stock or, upon certain conditions, the cash equivalent of the market value of one share of Class A Common Stock. For each Retained RSILP Unit so exchanged, the Company will cancel one share of Class V Voting Stock.
A description of the material terms of the Business Combination and ancillary agreements entered into in connection therewith is set forth in the Current Report on Form 8-K filed with the SEC on January 5, 2021 and the Registration Statement on Form S-1, Registration No. 333-252810, filed with the SEC on February 5, 2021, and as amended from time to time, which are incorporated herein by reference.
Our Business and Operating Models
We enter new markets by leveraging our proprietary online gaming platform and our ability to provide either a full-suite service model or a customized solution to fit a specific situation. Our business model is designed to be nimble, innovative and customer-centric. By leveraging our dynamic proprietary online gaming platform and our operational expertise, we generally aim to be “first to market” where real-money online gaming has been newly legalized and where our management determines that it is desirable to enter such market.
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
We currently generate revenue through two operating models: (i) business-to-consumer (“B2C”) and (ii) business-to-business (“B2B”). Through our primary operating model, B2C, we offer online casino, online sports betting and social gaming directly to the end customer through our websites or apps. Our B2C operations contributed more than 98% of our total revenue for the years ended December 31, 2022 and 2021, and we expect that it will continue to be our primary operating model into the future. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our land-based partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses such as bricks-and-mortar casinos in exchange for a monthly commission.
Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a bricks-and-mortar casino or other type of local partner such as a professional sports team. Consequently, we leverage our relationships with bricks-and-mortar casinos and others in the gaming industry to find high-quality, reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to comply with the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market.
To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring that there are exciting benefits at each of the customer loyalty levels we currently offer. Each of our online gaming customers is a member of our customer loyalty program. We grant bonus store points to our customers based upon completed bets. Once earned, these points can be redeemed to unlock bonus incentives and to play our proprietary bonus games, providing further opportunities to win prizes and bonus dollars. Customers may also “bank” awarded bonuses in our proprietary “bonus bank”, which they can draw from whenever they wish under our industry-leading 1x wager playthrough requirement, meaning that they need only place one bet with the bonus dollars before cashing out any winnings. Based on research and customer feedback, we attempt to address customer concerns about the general lack of transparency in the industry around awarding, redeeming and tracking bonuses by enabling customers to easily track their loyalty and bonus progressions and giving customers control over when and how to redeem their rewards.
We strive to be the first online operator to launch in most new markets (or launch our online operations on the first day possible), and we have been successful in doing such in many markets such as Connecticut, Louisiana, Michigan, Maryland, New York, Ohio, Virginia and Ontario, Canada. However, we have also achieved success when we were not the first to enter a market. For example, we entered the New Jersey online casino market approximately three years after that market opened and there were already numerous competitors in the market at that time. Less than three years after beginning operations in New Jersey, we were the #4 online casino brand in New Jersey based on revenue, out of 19 total operators in the market at that time, according to the Eilers & Krejcik Gaming (“EKG”) United States Online Casino Tracker for April 2019.
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
Competitive Strengths
As we continue to expand in existing and new jurisdictions, we believe we are well-positioned to maintain and build upon our accomplishments by virtue of our competitive strengths:
Proprietary Online Gaming Platform. Owning a proprietary online gaming platform has allowed us to innovate quickly and introduce numerous unique, user-friendly features. We believe these features have helped increase conversion rates from registrations to first-time depositors, improve customer engagement and retention, and increase customer spending. Further, we can update our online gaming platform at a rate that we believe is among the fastest in the industry. As the U.S. online gaming industry develops, our online gaming platform should help us better cater to the evolving needs of our current and potential customers and partners. In the long run, we anticipate that our online gaming platform will lead to reduced costs and improved revenue per customer relative to our peers, many of which license their online platforms from third parties.
Unique and Diversified Product Offering. We have prioritized customizing our offerings, bonusing our customers effectively and optimizing our platform. For example, we have developed some of our own online casino games, which are higher margin for us than those licensed from third parties. We have also developed and incorporated numerous proprietary bonusing features such as our slot tournaments and proprietary squares game, which appeal to casino and sports betting customers alike. Our omni-channel platform provides a vast amount of functionality such as location-based decisioning, unified conditional bonusing, gamified award scenarios, customer dashboards (online and at retail), promotional games, real-time awards and promotion management, sophisticated reporting and responsible gaming features, among others.
Market Access and Speed to Market. We currently operate online casino and/or online sports betting in 18 jurisdictions, including 15 states (Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia) and three international markets (Colombia, Ontario, Canada and Mexico) with an aggregate population of approximately 316 million people. In addition, we have currently secured potential market access to Missouri and if certain conditions are met, Texas, in each case subject to certain legislative and/or regulatory developments or approvals, which have an aggregate population of approximately 36 million people. We have a proven ability to quickly enter markets as they are regulated. For instance, in the last 24 months, we have been “first to market” or among the “first to market” where multiple operators were granted approval to launch at the same time, in Connecticut, Louisiana, Michigan, Maryland, New York, Ohio, Virginia and Ontario, Canada for online sports betting and/or casino, as applicable.
Flexible Business Model. We believe we are well positioned to serve new jurisdictions regardless of the form of their regulations, if any. Our flexible business model enables us to function as a B2C operator or a B2B supplier or joint venturer, depending on market conditions, applicable laws and regulations, and the needs of our partners. This flexibility should allow us to have a core advantage in securing market access and help us address the largest potential total addressable market (“TAM”).
Large TAM with International Opportunity. We believe our TAM is larger than most North America-only operators because of our international real-money online gaming and betting operations in Colombia and Mexico as well as our flexible business model as described directly above. We believe this experience will help us enter other Latin American markets and beyond.
Broad Demographic Appeal of our Brands & Products. We also believe that our brands, offerings and marketing strategies appeal to both female and male customers, as evidenced by an approximately 53-47 female/male split in our active North American online casino-only customers during calendar year 2022. We believe that while many sports-centric brands appeal more to male customers, our brands and offerings (especially our slot machine game play experience) appeal strongly to female customers – an important demographic for high-value offerings such as online slot machine games.
Compelling Unit Economics. Based on our performance to date, including in some of the most competitive U.S. markets in terms of the number of online gaming operators, we believe that we can achieve customer lifetime value levels that are among the highest in the industry. We measure lifetime value as total net revenue generated over a customer’s lifetime with us. As demonstrated in the chart below, the average lifetime value of our North American customer cohorts since January 2017 generally trends higher as the cohorts mature, with our oldest player cohorts having an average lifetime value of over $6,000. This is particularly true for customer cohorts in jurisdictions where both our online casino and our online sports betting offers are available.
Average Lifetime Value for All U.S. and Ontario Cohorts Since Inception
Source: RSI management estimates based on the average long-term value of all cohorts since January 2017 presented in monthly increments, as measured from the month of first deposit. A cohort represents all U.S. and Ontario-based first-time depositors in a particular month.

Seasoned Executive Team. Our executive team has significant global gaming experience, including with online market leaders such as WMS Industries (now Scientific Games), Playtech, the Kindred Group and Gaming Partners International Corporation. Our Chief Executive Officer Richard Schwartz, Chief Information Officer Einar Roosileht, Chief Operating Officer Mattias Stetz and Chief Administrative Officer Rob Picard all had online gaming experience prior to joining RSI, which we believe has been instrumental in helping capture U.S. market share. Our Executive Chairman Neil Bluhm has a proven track record of developing world-class land-based casinos and has developed numerous successful real estate projects.
Social Gaming Platform. We offer social gaming on the same proprietary online gaming platform as our real-money offerings, which allows us to build user databases in jurisdictions where we do not yet offer real-money gaming. Having both of these products on the same platform allows us to invest in markets before real-money gaming has launched. We believe our social gaming offering strengthens brand awareness and engagement from existing customers, helps to acquire new customers and drives increased visitation to our partners’ bricks-and-mortar properties.
Growth Strategies
As we continue to invest in our core competitive advantages and improve the customer experience, we believe we will remain well positioned to continue to grow our business with a focus on long-term profitability. We have established several key areas of strategic focus that will guide the way we consider our future growth:
Access new geographies. With our experience in regulated gaming jurisdictions in the Americas, we are prepared to enter new online casino and/or sports betting markets once management has determined it is desirable to do so. Whether we enter a new jurisdiction as an online operator marketing directly to end users or on behalf of our land-based partner (B2C), as a platform provider to a third-party (B2B), or any permutation of the foregoing, our goal is to be ready to enter desirable jurisdictions when we believe conditions enable us to earn a strong return on our invested capital.
Leverage existing customer-level economics to increase marketing spending. Since January 2017, the average long-term value of our North American customer cohorts has trended upwards as the applicable cohort matures. We may see opportunities to leverage those attractive economics to increase marketing spending in certain jurisdictions on a strategic basis and where we project acquiring incremental customers will generate gross margin that exceed our internal targets.
Continue to invest in our offerings and our platform. We have established a set of competencies that we believe position us at the forefront of the evolving online casino and sports betting industry. We will continue iterating on our core user experiences while reinforcing the data-driven, marketing and technological infrastructure that allows us to continue to scale our offerings. We plan to continue to invest in our customers and our offerings as we remain driven to keep customers engaged while expanding the capabilities of our platform that will enable us to rapidly reach new jurisdictions and attract new customers.
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
Human Capital Resources
We strongly believe that our people are key to our success. As such, we focus heavily on our people, starting with the recruiting process to ensure we are hiring the right people who have a desirable skill set while enhancing our corporate culture. Once hired, we strive to empower our people and encourage creativity, collaboration and entrepreneurship. We provide, among other things, on-the-job training and access to professional and technical coaches to support the development, advancement and engagement of our employees. Our corporate culture focuses heavily on valuing employees and enabling them to grow, succeed and take on roles and projects that utilize their strengths. Recognizing our people’s accomplishments, both professionally and personally, is also crucial to our corporate culture. Furthermore, we believe that developing a diverse, inclusive and safe workplace for our people will enable our people to be more productive and ultimately will result in our long-term success. Our flexible paid time off programs permit our employees to pursue personal interests and goals away from their day-to-day job responsibilities. We also offer our team members opportunities to get involved with various charitable and community organizations through volunteering and sponsorships.

We have built a team of talented industry professionals, primarily focused on technology and operations, who are supported by a highly experienced senior management team with significant experience in the gaming industry. We believe our corporate culture combined with our growth and success have created very high rates of employee retention.
As of March 1, 2023, we had a global workforce of approximately 700 employees and contractors, with approximately 40% of our people working in technical roles. Approximately 44% of our people are based in the United States with the remaining 56% being based elsewhere in the world, including Canada, Colombia, Estonia and Serbia.
Our Products and Economic Model
Our Revenue-Generating Product Offerings
We currently offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states, Colombia, Ontario, Canada and Mexico. We also provide social gaming (where permitted) where users can earn or purchase virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. and Canada operations, with the remaining revenue being generated from our Latin America (including Mexico) operations. See Note 4 to our consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings:
Online Casino
Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette) and slot machines. For these offerings, similar to bricks-and-mortar casinos, we generate revenue through hold, or gross winnings, as customers play against the house. Like bricks-and-mortar casinos, there is volatility with online casino, but as the number of bets placed increases, the net revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than sports betting revenue.
Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our in-house developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in the progressive jackpot reserve.
Online Sports Betting
Online sports betting involves a user placing a bet on the outcome of a sporting event, a sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a positive long-term betting win margin. In addition to traditional fixed-odds betting, we also offer other fixed-odd sports betting products including in-game betting and multi-sport and same-game parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering.
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
In addition, certain relationships with our partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets.
Social Gaming
We provide social gaming (where permitted) where users can earn or purchase virtual credits to enjoy free-to-play games. Users who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.
Our social gaming business has three main goals: build online databases in key markets ahead of and post-legalization and regulation; generate revenues; and increase engagement and visitation to our bricks-and-mortar partner properties. Our social gaming products are a marketing tool that keeps the applicable brands present in the minds of our users and engages with users through another channel while providing the entertainment value that users seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.
We recognize deferred revenue when users purchase virtual credits and revenue when those credits are redeemed. We pay a percentage of the social gaming revenue derived from the sale and redemption of the virtual credits to content suppliers as well as to our land-based partners.
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to taxes levied on gaming revenues and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Advertising and Promotions Costs. Advertising and promotion costs consist primarily of costs associated with marketing our offerings via different channels, promotional activities and related customer acquisition costs. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
Our ability to effectively market is critical to our success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content and unique game and site features, to attract and engage customers. Further, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.
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
Distribution
We distribute our online offerings through various channels, including websites (traditional and mobile), direct application downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. We distribute our retail offerings primarily through self-service betting terminals and stand-alone computer terminals.
We have developed proprietary technology, product offerings and partnerships to create a sustainable advantage in the online casino and sports betting industry. Strategic multi-year arrangements with partners such as bricks-and-mortar casinos, Native American tribes or professional sports teams enable us to make our offerings available to customers in certain jurisdictions on a B2C basis. We have numerous arrangements in place where legislation or regulations require us to enter the market through a relationship with a local partner or we have otherwise determined that having such an arrangement is desirable. We also have relationships with several land-based partners on a B2B basis.
Our Development Team
Our development team is led by our Chief Information Officer, Einar Roosileht, and consists of a set of cross-functional product development teams comprised of talented individuals with expertise in system architecture, client and server-side product engineering, database architecture, product, engineering and project management, website and native app design and development, security and technical support. Consistent with our overall corporate strategy, the team constantly aims to innovate and differentiate our online offerings.
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
As demonstrated in the image below, in addition to developing a robust online gaming platform, we have developed and are continuing to improve proprietary modules for our online casino and sports betting product verticals to offer a unique and differentiated experience to our customers. Such modules include both frontend and backend components and flexible management tools, which our operations teams use to customize experiences for different user segments. Content for both online casino games and sports betting offers primarily comes from integrated third parties. In addition to developing proprietary technology, as a vertically integrated technology company we operate our own products and platform, with our customer service and marketing operations teams leveraging powerful existing analytics solutions, which are a part of our online gaming platform.

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
•Regulatory Online Reporting & Accounting / Online Gaming Compliance
•Website Management / Games Management / Live Tech Ops / Security
•Online Affiliate Management & Tracking
•Retention / CRM / Business Intelligence & Analytics
•Customer Service
In addition, owning our online gaming platform enables us to prioritize speed to market for new offerings while providing an engaging and unique user experience. Since 2016, we have leveraged our platform to expand our real-money operations and launch in new markets. Additionally, we were the first company to launch (or among the first to launch if multiple operators launched on the same day) online or retail sports betting in many of the markets in which we operate, which we believe has allowed us to acquire customers at a lower cost than we could have if launching in a more mature market.
Our Industry and Opportunity
We currently operate within the online gaming and entertainment industry. The global gaming industry includes a wide array of products such as lotteries, bingo, slot machines, poker, casino games, sports betting, horse racing, e-sports and virtual sports, across land-based and online platforms. The industry has various operators and stakeholders in the private and public sectors, including traditional bricks-and-mortar casinos, state-run lottery operators, Native American tribes, legacy online gaming operators, non-traditional operators such as consumer goods or services brands that have entered or intend to enter the industry, racetracks/racinos/video lottery terminals, private equity or other investment funds, gaming content and data providers, gaming regulators, gaming technology companies, sports teams and leagues, and payment processors.
In recent years, online gaming has seen outsized growth and increased penetration. Based on data from EKG, online sports and casino revenue grew at a 131% compound annual growth rate (“CAGR”) from 2019 to 2022. Continued growth is expected as more states regulate and markets mature, with EKG projecting revenue to grow by more than $14 billion from 2022 to 2027, or a CAGR of 17%.

We believe the following trends are potential drivers of growth in this industry:
•New U.S. and international jurisdictions authorizing and/or privatizing their online casino and online sports betting industries;
•Increasing consumer adoption of digital and online activities, including casino and sports betting. While many other large U.S. industries (i.e., banks, retail stores, movies, etc.) digitalized over a decade ago, the U.S. gaming industry has just started to do so more recently; and
•Expanding support and acceptance from other industry stakeholders, including sports teams and leagues, media companies and financial institutions.
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
U.S. Gaming Industry
We see tremendous opportunity in the U.S. online gaming market. As U.S. jurisdictions become regulated and mature, online gaming penetration may approach that of other developed nations. For example, online casino and online sports betting revenues in the United States increased 63% from $7.5 billion in 2021 to $12.2 billion in 2022 per EKG. Despite this rapid growth, some of the most populous U.S. states such as California, Florida and Texas have not yet authorized online casino or online sports betting, and New York has not yet authorized online casino. Thus, we believe that the U.S. online gaming market remains a significant growth opportunity for us.
U.S. Online Casino
Currently, online casino is authorized in fewer states than sports betting. Online casino is authorized only in seven states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). We believe there is great potential for revenue growth as new markets open in the United States. Per EKG, online casino revenue in the U.S. grew by 38% from $3.9 billion to $5.31 billion. From 2019 to 2022, online casino revenue grew at a 119% CAGR based on data from EKG, largely driven by an increasing number of U.S. states regulating and immaturity of the market. EKG expects continued growth in the U.S. online casino market as more states regulate and markets mature, with projected revenue to exceed $12 billion by 2027. These projections imply a CAGR from 2022 to 2027 of 16%.
In the latter half of 2013, New Jersey became the first U.S. state to legally permit online casino. That market got off to a slow start; however, online casino revenue in New Jersey has risen steadily over the last several years. Notably, online casino revenue was not negatively impacted when New Jersey began permitting online sports betting in 2018. Online casino revenue from slot machines and table games in New Jersey grew from $277.3 million in 2018 to $461.8 million in 2019 according to the New Jersey Division of Gaming Enforcement. Furthermore, land-based casino revenue in both New Jersey and Pennsylvania grew during from 2021 to 2022 according to data from the New Jersey Division of Gaming Enforcement and the Pennsylvania Gaming Control Board, showing that land-based casino revenue can grow at the same time that online casino revenue grows. This fact may serve as a catalyst for lawmakers in other states with land-based casinos to consider authorizing online casino.
We believe that more states either have and will consider authorizing online casino for the following reasons, among others:
•We believe that COVID-19 and/or an economic slowdown has resulted in increased expenses and/or reduced tax revenue in many states, increasing the need for new sources of tax revenue.
•We believe that COVID-19 caused increased general consumer adoption of digital activity, including online gaming.

•Online casino generated more tax revenue compared to online sports betting in New Jersey and Pennsylvania in 2022, meaning authorizing online sports betting alone may not optimize tax revenue.
•Land-based casino revenue grew as online casino revenue grew in New Jersey from 2021 to 2022, demonstrating that land-based casino revenue can grow with online casino revenue.
•We believe that the land-based casino industry, an important stakeholder in many states, generally has shown a wider acceptance of online casino.
Both Pennsylvania and New Jersey were experiencing online casino taxable revenue growth prior to COVID-19; however, that growth accelerated in March 2020 and continued in large part through the fourth quarter of 2022. The charts below highlight the growth of online slot and table games taxable revenue in New Jersey and Pennsylvania since the second half of 2019:
Pennsylvania Online Slot and Table Taxable Revenue ($ in millions)
Source: Pennsylvania Gaming Control Board

New Jersey Online Slot and Table Gross Revenue ($ in millions)
Source: New Jersey Division of Gaming Enforcement
U.S. Sports Betting
On May 14, 2018, the U.S. Supreme Court ruled that the Profession and Amateur Sports Protection Act of 1992 (“PASPA”) – a nationwide ban of sports betting – was unconstitutional, thus allowing states (beyond the few states that were grandfathered into PASPA) to enact their own sports betting laws. Since the U.S. Supreme Court’s decision, as of the date hereof, 35 states and the District of Columbia have authorized sports betting. Of those 36 jurisdictions, 26 states have authorized statewide online sports betting while 10 remain authorized for retail-only at casinos or retail locations.
According to EKG, the United States generated approximately $6.9 billion in online sports betting revenue in 2022. While the overall industry is still nascent, growth to date has been strong. Online sports betting revenue grew at a 141% CAGR from 2019 to 2022 according to EKG, driven mainly by an increasing number of states regulating and the immaturity of the market. EKG projects continued growth as more states regulate and markets mature, with forecasts for online sports betting revenue to exceed $14 billion by 2027.

U.S. Sports Betting Policy Landscape
Source: EKG United States Sports Betting Policy Monitor – Released January 2023
We believe the U.S. sports betting market still has significant opportunity for growth. Only approximately 47% of the United States currently has access (or is expected to have access) to online sports betting, per EKG. This fact is significant when one considers that according to the New Jersey Division of Gaming Enforcement, more than 94% of the sports betting revenue in 2022 came via online betting. Populous states such as California, Florida and Texas have not yet legalized online sports betting. We believe the sports betting industry will grow significantly over the next several years as more states authorize sports betting and as existing markets mature.

Share of Total Quarterly Sports Betting Handle by State (January 2023)
Source: EKG United States Sports Betting Market Monitor – Released February 2023
As of the fourth quarter of 2022, the three largest sports betting markets in the U.S. by handle were New York, New Jersey and Illinois. In states that permit online and retail sports betting, online sports betting handle is generally higher than retail handle; however, some states have legalized retail sports betting only (e.g., New Mexico and Arkansas) while other states have legalized restricted forms of online sports betting (e.g., in-person registration required in Nevada and for a period of time in Iowa, Illinois and Rhode Island).
U.S. Online Gaming: Estimating the Total Addressable Industry Size
If every U.S. state was to legalize online casino, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $48 billion in revenue. Similarly, if every U.S. state was to legalize online sports betting, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $23 billion in revenue.
Latin America Gaming Industry
Latin America (including Mexico) is another area of focus for us. Since 2018, we have been operating online gaming in Colombia, which has a population of approximately 50 million, and since the second quarter of 2022, we have been operating in Mexico, which has a population of approximately 128 million. We believe this experience will enable us to expand further in Latin America and other countries when the opportunities arise. Online gaming is also authorized in certain jurisdictions within Argentina, Peru and Brazil, which have populations of approximately 46 million, 34 million and 216 million, respectively. Mexico, Argentina, Peru and Brazil still have relatively low internet penetration, with 72%, 87%, 71% and 81%, respectively, of the population having internet access compared to 91% in the United States and 95% in the UK. Further internet penetration in these Latin American countries would allow us to grow our revenues from online gaming there to the extent we make our offerings available in those countries.
The highest populated country in Latin America, Brazil, legalized sports betting in December 2018. Argentina and Peru, which are among the top five countries in Latin America measured by population, also legalized sports betting (only certain jurisdictions within Argentina) in April 2019 and July 2022, respectively.

We believe given our experience and success in neighboring Colombia and Mexico, we will be well-qualified to obtain the appropriate gaming licenses and operate in these jurisdictions in due time.
Canadian Gaming Industry
In April 2022, we were among the first group of operators to launch online gaming in Ontario, Canada, where we offer both online casino and online sports betting. Ontario has the highest population and gross domestic product of all the Canadian provinces. Based on results for the first three quarters of operations, the Ontario market is off to a strong start, with online casino and online sports betting revenue growing by more than 60% in the second full quarter and more than 70% in the third full quarter of operations. Based on the population of Ontario and the growth to date in that market, we expect that market to continue to grow in the future.
The success to date in Ontario is also promising as it may cause other Canadian provinces to consider whether they should regulate online gaming and betting. With Ontario being home to approximately 14.2 million people, representing approximately 39% of the total population of Canada, the other Canadian provinces present a large potential growth opportunity. We believe that our experience and success in Ontario positions us well to expand further in other Canadian markets when deemed appropriate.
Competition
We operate in the global gaming and entertainment industry. Therefore, we generally view any type of discretionary leisure and entertainment provider as a competitor with respect to our customers’ time and share of wallet. Specifically, in the North American online casino and sports betting space (our primary market), our competitors come from two main groups – (i) established online-first companies and (ii) bricks-and-mortar casino and similar gaming establishments. Established online-first companies in the North America market include companies such as Flutter Entertainment / The Stars Group (through their FanDuel and FoxBet brands), DraftKings (including through their Golden Nugget Online Gaming brand), 888 (through its SI Sportsbook brand), Roar Digital (through its BetMGM brand and partnership with Entain plc), Bet365, Tipico, Betway and PointsBet, among others. Additionally, we face competition from North American casinos such as Penn National Gaming through its Barstool and theScore brands, Hard Rock through its Hard Rock Digital brand, Caesars Entertainment through its acquisition of William Hill, Bally Casino through its Bally Bet brand and Wynn Resorts through its WynnBET brand. In addition, Fanatics Inc. has publicly announced that it intends to enter the U.S. betting and gaming market as early as 2023.
We compete on a number of factors across our B2C offerings. These include, without limitation, our front-end online gaming platform, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and attract new customers, and our regulatory access, compliance and customer service experience.
In the B2B space, primarily in the retail sportsbook market, our competitors include, without limitation, SBTech (which was acquired by DraftKings), US Bookmaking, International Gaming Technology (IGT), Kambi, Playtech and Scientific Games. We compete primarily on the quality and breadth of our technology solutions and support services.
Intellectual Property
Our business relies significantly on the creation, authorship, development, use and protection of intellectual property. This intellectual property consists of, for example, software code, proprietary technology, trademarks, domain names, copyrights, patents, customer lists and databases and trade secrets that we use to develop and provide our offerings and related services, as well as online betting and gaming content (both proprietary and licensed) and proprietary data acquired from our customers’ use of our offerings and related services.
We own the copyrights in the software code we author. From time to time, we may seek patent protection covering inventions we conceive and pursue the registration of our domain names, trademarks and service marks in the United States and in certain foreign jurisdictions.
We rely on common law rights or contractual restrictions to protect certain of our intellectual property rights, and we control access to our software source code and other trade secrets by entering into confidentiality and intellectual property assignment agreements with our employees and contractors and confidentiality agreements with third parties that have access to our software source code, trade secrets or other intellectual property. From time to time, we may assert our rights in our intellectual property as appropriate or desirable against third parties who may be infringing such rights.

Some of the intellectual property we use is owned by affiliated entities or third parties, and we have entered into licenses and other agreements with the relevant parties to obtain rights to use such intellectual property. Although we believe we have sufficient rights under such agreements for the intended operation of our business, such agreements often restrict our use of the third parties’ intellectual property and limit such use to specific time periods, jurisdictions or purposes.
RSG, an affiliated entity, and its affiliates assigned to us several of the trademarks and domain names that we use in connection with our business, and we granted to RSG and its affiliates a perpetual, royalty-free license to use some of these trademarks and domain names in certain fields of use. This license may be either exclusive or non-exclusive based on the field of use and the particular trademark or domain name. This license precludes our use of certain trademarks and domain names in the exclusive fields of use.
We have a license agreement, as may be amended from time to time, with Rivers IP Holdings, LLC (“Rivers IP”), an affiliated entity, pursuant to which Rivers IP granted to us a fully paid-up, exclusive license for the use of the trademarks “Rivers,” and “BetRivers,” “Bet Rivers” used alone or in combination with other words, and domain names incorporating any of the foregoing trademarks, in each case in connection with real-money gaming and fantasy sports (subject to obtaining certain gaming approvals) and play-for-fun or free-to-play offerings (anywhere in the world). Either party may terminate this license by giving the other party 180 days’ written notice. This agreement provides us with a license to use the “Rivers,” “betrivers,” “betrivers.com” trademarks and domain names in jurisdictions in which RSG operates “Rivers” branded casinos. However, in those jurisdictions we received a sublicense from the applicable “Rivers” branded casinos to utilize such trademarks and domain names in connection with our operation of retail and online sports betting and online gaming under the casinos’ regulatory licenses. We also have similar license agreements, as may be amended from time to time, with Sugar House HSP Gaming, LP, pursuant to which we can use the “Sugarhouse” and “playsugarhouse” marks and related domains in the jurisdictions in which they are used.
Third parties in the sports betting, online gaming and casino, technology and other industries may own patents, copyrights and trademarks and may occasionally threaten litigation or file suit against us or our vendors or request us or our vendors to enter into license agreements, in each case based on allegations of infringement or other violations of intellectual property rights. Occasionally we and/or our vendors have received, and expect to receive in the future, third-party allegations or cease-and-desist letters, including from our competitors and non-practicing entities, that we have infringed such parties’ intellectual property rights, such as their trademarks, copyrights, and patents. Such allegations may increase as our business grows.
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
The gaming industry is highly regulated, and we generally must maintain licenses and pay gaming taxes or a percentage of revenue in each jurisdiction in which we operate and/or are licensed in order to continue our operations. Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity, honesty and character of the owners, managers and persons with material financial interests in the gaming operations along with the integrity and security of the online casino and sports betting offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.
Gaming laws are generally based upon declarations of public policy designed to protect customers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state, provincial and/or other local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:
•ensure that unsuitable individuals and organizations have no role in gaming operations;
•establish procedures designed to prevent cheating and fraudulent practices;

•establish and maintain anti-money laundering practices and procedures;
•establish and maintain responsible accounting practices and procedures and systems for reliable record keeping;
•maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;
•file periodic reports with gaming regulators;
•establish programs to promote responsible gaming; and
•enforce minimum age and as applicable, location, requirements.
Typically, the regulatory environments in U.S. states or other jurisdictions in which we operate are established by statute and underlying regulations and are administered by one or more regulatory agencies (typically a gaming commission or governmental lottery) that regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct our business:
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
While we believe that we comply in all material respects with applicable sports betting and online casino laws, licenses and regulatory requirements, we cannot provide assurance that our activities or the activities of our customers, partners or suppliers will not become the subject of any regulatory or law enforcement investigation, proceeding or other governmental action or that any such proceeding or action, as the case may be, would not have a material adverse impact on us or our business, financial condition or results of operations.
Licensing and Suitability Determinations
To operate in certain jurisdictions we must first obtain either a temporary or permanent license or determination of suitability from the responsible authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate and where our customers are located, as applicable.
Gaming laws generally require us, and each of our direct and indirect subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our stockholders holding more than a specified percentage of our outstanding equity, or more of our outstanding equity, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Where not mandated by statute, rule or regulation, gaming authorities typically have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable to conduct operations within a given jurisdiction. When determining to grant a license to an applicant, gaming authorities generally consider: (i) the financial stability, good character, honesty, integrity and responsibility of the applicant (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software, including the platform’s ability to operate in compliance with local regulation, as applicable; (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.
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
As noted above, in addition to us and our subsidiaries engaged in gaming operations, gaming authorities generally also have the right to investigate individuals or entities having a material relationship or material involvement with us or any of our subsidiaries, to determine whether such individual or entity is suitable as a business associate. Specifically, as part of our obtaining sports betting and online casino licenses, certain of our officers, directors, employees, and in some cases, stockholders (typically, beneficial owners of 5% or more of a company’s outstanding equity, with most jurisdictions providing that “institutional investors” (as defined by a particular jurisdiction) can seek a waiver of these requirements) must file applications with the gaming authorities and may be required to be licensed or to qualify or be found suitable in many jurisdictions. Qualification and suitability determinations generally require the submission of extensive and detailed personal and financial disclosures followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes with respect to the individuals who hold licensed positions must be reported to gaming authorities and in addition to the authority to deny an application for licensure, qualification or a finding of suitability, gaming authorities may disapprove a change in a corporate position. If any director, officer, employee or significant stockholder is found unsuitable (including due to the failure to submit required documentation) by a gaming authority, we may deem it necessary, or be required, to sever our relationship with such person. Furthermore, our second amended and restated certificate of incorporation (our “Charter”) provides that any equity interests of RSI owned or controlled by an unsuitable person or its affiliates will be subject to mandatory sale and transfer to either RSI or one or more third party transferees and in such number and class(es)/series of equity interests as determined by our Charter in good faith (following consultation with reputable outside and independent gaming regulatory counsel) pursuant to a resolution adopted by a majority of our Board of Directors (the “Board”).
Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after a gaming authority advises that it is required may be denied a license or found unsuitable, as applicable. Furthermore, we may be subject to disciplinary action or our licenses may be in peril if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities.
Product-Specific Licensing
Online Casino
North America
We currently offer online casino in Michigan, New Jersey, Ontario (Canada), Pennsylvania and West Virginia, pursuant to licenses granted by the Michigan Gaming Control Board, New Jersey Division of Gaming Enforcement, the

Alcohol a Gaming Commission of Ontario (the “AGCO”), the Pennsylvania Gaming Control Board and the West Virginia Lottery.
Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations that violate underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act (“UIGEA”), the Illegal Gambling Business Act and the Travel Act. No violation of UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act of 1961 (as amended, the “Wire Act”) provides that anyone engaged in the business of betting or wagering who knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. There was legal action as to whether the Wire Act applies beyond sports betting. A federal court of first instance has ruled that it does not and the U.S. Department of Justice (the “DOJ”) has not appealed.
In Canada, all forms of gaming are generally prohibited by the Canadian federal criminal code. However, Canadian provincial governments may generally conduct and manage gaming within their own province, subject to certain limitations. In 2022, Ontario adopted standards and regulations applicable to online gaming activities in Ontario, and in conjunction with iGaming Ontario, a subsidiary of the AGCO, began conducting and managing online gaming within Ontario. It is within this framework that we received a license to operate our online casino offering within Ontario, Canada.
Latin America
We operate our online casino offering in Colombia under the RushBet brand via a web-based solution, pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos Empresa Industrial Comercial Del Estado Administradora Del Monopolio Rentistico De Los Juegos De Suerte y Azar Linea Gratuita (the “Coljeugos”).
In Mexico, gaming is regulated at the federal level through the Mexican Ministry of the Interior, also known as the Secretaría de Gobernación (the “SEGOB”). The SEGOB issues permits to operators of gaming facilities but does not regulate suppliers or providers of online gaming services. Through a relationship with a local Mexican partner that holds a gaming permit, we, as a service provider for our partner, make our online casino offerings available under the RushBet brand in Mexico.
Sports Betting
North America
In North America we currently operate our online sports betting offering under the PlaySugarHouse brand in Connecticut and Pennsylvania and the BetRivers brand in Arizona, Colorado, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia pursuant to our licenses granted by the gaming commission of such states, specifically, the Connecticut Department of Consumer Protection, the Pennsylvania Gaming Control Board, the Arizona Department of Gaming, the Colorado Division of Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Maryland State Lottery and Gaming Control Agency, the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the Ohio Casino Control Commission, the Virginia Lottery Board and the West Virginia Lottery. We also operate retail sportsbooks in Connecticut, Illinois, Indiana, Maryland, Michigan (see “Native American Gaming Regulation”), New York, Pennsylvania and Virginia pursuant to applicable state and tribal licensing regimes.
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
Native American Gaming Regulation
Gaming on Native American lands is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (the “IGRA”) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require vendors to meet ongoing registration and licensing requirements. In addition, many Native American tribes have established tribal gaming commissions to regulate gaming-related activity on tribal lands. Through our subsidiaries, we provide play-for-fun sports betting and online casino services on behalf of certain Native American tribes that have negotiated compacts with their respective states and have received federal approval. Currently, we are authorized as a vendor to provide online casino and online and retail sports betting services to the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians, and we also provide social casino offerings to Coushatta Casino Resort, a gaming enterprise owned and operated by the Coushatta Tribe of Louisiana.
Latin America
In Colombia, we operate our online sports betting offering under the RushBet brand via a web-based solution. We also operate 25 retail shops or sports bar locations where customers can use provided terminals to place bets and make deposits and withdrawals. We operate pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos.
In Mexico, gaming (including sports betting) is regulated at the federal level through the SEGOB. The SEGOB issues permits to operators of gaming facilities but does not regulate suppliers or providers of online gaming services. Through a relationship with a local Mexican partner that holds a gaming permit, we, as a service provider for our partner, make our online sports betting offerings available under the RushBet brand in Mexico.
Data Protection and Privacy
In addition to our licensing regime for our offerings, we also take significant measures to protect our customers’ personal information and data.
We collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of our customers, employees or job applicants, and third-party vendors and, thus, we are also subject to federal, state and foreign laws related to the privacy and protection of such data. Regulations in jurisdictions in which we operate, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, the Freedom of Information and Protection of Privacy Act (Ontario), the Mexican Federal Law on the Protection of Personal Data held by Private Parties, and Colombian Statutory Laws 1266 of 2008 and 1581 of 2012, as amended, and regulations in other jurisdictions where we do not operate but that could otherwise impact our operations, such as the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act, may be new or are relatively untested laws (some of which may not yet be effective) that could affect our business, and the potential impact is unknown. We also collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of job applicants and employees in Estonia or the European Union (the “EU”), thus we are also subject to the European Union’s General Data Protection Regulation (the “GDPR”) for such data.
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

Additionally, we use various methods and tools across our operations such as geolocation blocking, which restricts access to wagering activities based on a user’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; age verification to ensure our users are old enough to participate; routine monitoring of user activity; and risk-based user due diligence to ensure customer funds are legitimately derived. We have a zero-tolerance approach to money laundering, terrorist financing, fraud and collusion. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures to comply with the requirements of the evolving regulatory regimes, we cannot provide assurance that our compliance program will prevent all violations of applicable laws or regulations, or that a violation by us or our personnel will not result in a monetary fine, suspension or revocation of one or more of our licenses, or other governmental or regulatory action.
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
Responsible and Safer Gaming
We view the safety and welfare of our customers as critical to our business and have made corresponding investments in our processes and systems to help ensure their safety and welfare. We are committed to industry-leading responsible gaming practices and seek to provide our customers with the resources and services they need to play responsibly. These practices, resources and services include deposit limits, voluntary restrictions on access and use of certain offerings, temporary self-exclusion and cooling-off periods, voluntary permanent exclusion from our offerings and applications and data science technology, which helps us flag any suspicious, abnormal or problematic betting activity. We also generally participate in self-exclusion registers where they are in operation. We prominently promote our responsible gaming tools, resources and initiatives on our website and mobile applications. We also maintain a self-excluded customer list, which prohibits self-identified customers from placing bets or participating in real-money gaming and have embedded the software to limit or restrict the amount individual customers spend. In addition, we train our frontline personnel to identify signs of problematic gaming, ensuring that we are not only utilizing data and technology but also our human resources.
In May 2019, we joined the National Council on Problem Gambling (“NCPG”) as a Platinum Member. The NCPG is the leading national organization for people and their families who are affected by problem gambling and gambling addiction. Our NCPG membership supports wide-ranging problem gambling prevention, treatment, education and research programs, as well as innovative responsible gambling policies provided by the NCPG. Our membership helps build on NCPG efforts, including the Safer Sports Betting Initiative and Internet Responsible Gambling Standards, which assist operators like us by providing best practice responsible gambling policies and procedures for all online gambling activities, including sports betting. We are also members of the Sports Wagering Integrity Monitoring Association and the American Gaming Association. In March 2022, we became the first U.S.-based online casino and sports betting company to receive RG Check iGaming Accreditation from the Responsible Gambling Council for our BetRivers.com and PlaySugarHouse.com sites. RG Check is regarded as one of the world’s most comprehensive and rigorous responsible gaming accreditation program. In addition, in July 2022, we became the first U.S.-based online casino and sports betting company to partner with Neccton to adopt its player protection software for our North American BetRivers and PlaySugarHouse sites. This real-time data analysis player protection software will help us offer an added layer of player safety and sustainable play.
In 2022, we partnered with the AGA by participating in its “Have a Game Plan®” public service campaign, which brought together organizations across the gaming and sports industries to advance responsible sports wagering. As an official partner to the Chicago Bears, we leveraged our relationship to create a combined in-stadium message to raise awareness of our partnership with the AGA and show our support for the Have a Game Plan responsible gaming tools.
Available Information
Our Internet address is www.RushStreetInteractive.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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
•Recruitment and retention of our employees, including certain key employees, is vital to growing our business and meeting our business plans. Losing any of our executives or other key employees could harm our business.
•Clear errors in the posting of sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, general industry practice has been to void bets associated with such clear errors or to correct the odds. It cannot be assured that in every case of such clear error regulators will continue to approve the voiding of such errors.
•The success of existing or future online offerings, including win or hold rates, depends on a variety of factors and is not completely controlled by us.
•We rely on strategic relationships with local partners such as casinos or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
•Our current and projected performance relies heavily upon continued compatibility and interoperability among our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.
•Due to the nature of our business, we are subject to taxation in numerous jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.
•Our business is subject to numerous U.S. and foreign laws, many of which are unsettled and still developing. Any change in laws, rules or regulations or their interpretation, or the regulatory climate applicable to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
•Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, and legalization may not occur in as many states as we expect, may occur at a slower pace than we anticipate or may be accompanied by restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our financial performance expectations.

•Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us.
•We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Further, our offerings, online gaming platform and other software applications and systems, and certain third-party platforms that we use could contain undetected errors.
•Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen, which could result in legal claims or proceedings, liability under applicable privacy and data protection laws, regulatory penalties, disruption of our operations and offerings, reputational damage, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
•We rely on licenses and other agreements to use the intellectual property rights of affiliated and third parties that are incorporated into or used in our offerings. Failure to renew or expand existing licenses or other agreements may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition, results of operations and prospects.
•We are a “controlled” company within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.
•The Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”), requires the Special Limited Partner to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units (for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.
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
We operate in the global gaming and entertainment industries, where competition is intense. We compete against other providers of retail or online sports betting and online or bricks-and-mortar casino, as well as against providers of online and mobile entertainment and leisure products more generally. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, digital streaming and on-demand services (which continue to gain popularity), social media, video games, sporting events and in-person casinos, are more well established and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our online and retail offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.

Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development and in talent, adopting more aggressive pricing, bonusing or promotions, aggressively initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for customers, potential partners, marketing opportunities and content providers. Our competitors may also be able to innovate and provide products and services faster than we can or may foresee the need for products and services before us. In addition, there has been consolidation among competitors in the entertainment and gaming industries and such current or future consolidation could result in larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular our business, financial condition, results of operations and prospects could be adversely affected. Competitive pressures may also adversely affect our margins. For example, as competition increases, we may need to lower our margins in order to attract or retain customers. Further, as we expand to become a more national brand, we may need to increase our marketing spending to compete more effectively.
Our ability to grow our revenue in the future will depend largely on our ability to attract new customers to our offerings and retain and engage existing customers, as well as continued user adoption of online casino and retail and online sports betting more generally. Growth in the online betting and gaming industries and the level of demand for, and market acceptance of, our offerings will be subject to a high degree of uncertainty. We cannot guarantee that customers will continue to adopt our offerings at their current levels or increase in the future (in particular in light of COVID-19, which in recent years significantly adversely impacted many types of in-person entertainment as well as global supply chains), that the industry will achieve more widespread acceptance or that we will retain our customers if we are unable to keep pace with technological innovation and customer demands.
Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.
We operate in rapidly changing and competitive industries, and our projections are subject to inherent risks and assumptions. Operating results are difficult to forecast because they generally depend on our assessment of the likelihood and timing of future legislation and regulations, if any, in different jurisdictions as well as anticipated tax rates in such jurisdictions, all of which are uncertain. Furthermore, if we invest in product development or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.
Additionally, our business may be affected by reduced consumer spending from time to time as a result of factors that may be difficult to predict, sporting results or other factors that are beyond our control. These could result in decreased revenue, and we may be unable to adopt measures in a timely manner to mitigate any unexpected shortfall in income. If actual results differ from our estimates, analysts may negatively react, and our stock price could be materially impacted.
We have a history of losses and we may continue to incur losses in the future.
Since our formation in 2012, we have experienced net losses and negative cash flows from operations. For the years ended December 31, 2022 and 2021, we had net losses of $134.3 million and $71.1 million, respectively. We may continue to incur losses in the future, some of which may be significant, and we cannot guarantee that we will become profitable. We expect our operating expenses to increase in the future as we expand our operations in existing and new markets. Furthermore, as a public company we have incurred and expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we may be unable to become or remain profitable. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods.
Our operating results may vary, which may make future results difficult to predict with certainty.
Our operating results and financial performance may fluctuate due to seasonal trends and other factors such as customer engagement levels, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on, among other things, our ability to attract and retain customers. Customer engagement in our offerings may vary due to numerous factors, including customers satisfaction with our platform, the number, timing and type of sporting events, the length of sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or macroeconomic conditions.
The number and amount of betting losses and jackpot payouts we experience may also impact our financial results. Although our losses are limited per wager to a maximum payout, when viewed over a period of time, these losses can be significant. We offer progressive jackpot games in our online casino offerings. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the jackpot size it may have a significant negative affect on our cash flow and financial condition.
Our sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our sports betting customers are most active during the NFL, NBA, college football and basketball seasons. In addition, the shortening, delay or cancellation of major sports seasons or events due to events beyond our control such as strikes, lockouts like the MLB lockout that occurred from December 2021 through March 2022, or severe injuries like the one that resulted in the cancellation of the NFL’s Buffalo Bills versus the Cincinnati Bengals game in January 2023, may result in less money bet on sports and prevent us from garnering sufficient interest in our sports betting offerings, which could adversely impact our financial results.
Recruitment and retention of our employees, including certain key employees, is vital to growing our business and meeting our business plans. Losing any of our executives or other key employees could harm our business.
We depend on certain key personnel to manage and operate our business, including both our Executive Chairman and our CEO. Our current executive team’s leadership has been a critical element of our success and the departure, death or disability of any of our executive team or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.
Our ability to compete and grow depends largely on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled personnel, cost inflation, low unemployment and workforce participation rates. Our employees, particularly engineers and developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. The competition for skilled engineers and developers is so intense in the United States that we now also recruit for these roles internationally, and to help attract such talent we have expended significant time and resources to establish local development hubs in foreign jurisdictions such as Estonia, Canada, Colombia and Serbia.
Because of the competition for personnel, to attract top talent we have offered, and believe we will need to continue to offer, competitive compensation packages before we can validate the productivity of these personnel. Many companies now offer remote or hybrid work environments, which may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. We use equity awards to attract key personnel. If the value of our Class A Common Stock declines significantly and remains depressed, that may inhibit our efforts to recruit and retain key personnel. Our ability to attract, retain and motivate our personnel may also be adversely affected by stock price volatility. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future.
Most of our executive officers and key employees are employees at-will. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the loss of employees or the inability to hire necessary skilled employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming, expensive and cause additional disruptions to our business. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.
Clear errors in the posting of sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, general industry practice has been to void bets associated with such clear errors or to correct the odds. It cannot be assured that in every case of such clear error regulators will continue to approve the voiding of such errors.

Our sports betting offerings allow our customers to bet across thousands of sports and sports-related events. The odds for such events are set through a combination of algorithmic and manual odds-making, with bet acceptance also being a combination of automatic and manual acceptance. At times, the odds offered for, or the information about, an event in our offerings are incorrect. For example, such errors have consisted of inverted lines between teams, start times of games that, due to time zone differences, have already commenced or odds that are significantly different from the correct odds in a way that reasonable persons would agree is an error. Such errors have in certain instances resulted in large liabilities. When such errors occur, it is currently commonly accepted in nearly all jurisdictions for operators to void bets associated with such clear errors. In mature jurisdictions, bets based upon clear error can be voided without prior regulatory approval. However, there can be no guarantee that this voiding of bets practice will continue. If regulators were to disallow voiding of bets associated with clear errors, we could be forced to incur significant liabilities associated with such errors.
We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level; however, there is no guarantee that regulating bodies will allow operators such as us to impose limits at the individual customer level.
Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for sports betting operators to manage customer betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe virtually all online operators balance taking reasonable bets from all customers against the risk of individual customers significantly harming the business viability. We cannot assure you that applicable legislation and our regulators will always allow us to execute limits at the individual customer level or at our sole discretion.
The success of existing or future online offerings, including win or hold rates, depends on a variety of factors and is not completely controlled by us.
The online casino and sports betting businesses are characterized by an element of chance. We employ theoretical win rates to estimate what a certain type of online casino or sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of winnings to total amount bet) of the offerings we make available to our customers. We use hold percentage as an indicator of a bet’s performance against its expected outcome. Although each bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. The element of chance may affect win rates (hold percentages); these win rates, particularly for sports betting, may also be affected in the short term by factors largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, customer financial resources, the volume of bets placed and the amount of time spent gambling. For online casino games, a random number generator outcome or game could malfunction and award errant prizes. For sports betting, erroneous or incorrect odds could be posted that are highly favorable to bettors and bets are placed and/or winning are paid before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting offerings are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and sports bets may differ from the theoretical win rates we have estimated and could result in our customers’ winnings exceeding those anticipated. The variability of win rates could also adversely affect our business, financial condition, results of operations, prospects and cash flows.
If we fail to detect fraud or theft, including by our customers and employees, our reputation may suffer, which could harm our brand and reputation and negatively impact our business, financial condition, results of operations and prospects, and can subject us to investigations and litigation.
We have previously incurred, and may in the future incur, losses from financial fraud, including use of stolen or fraudulent credit card data, customer claims of unauthorized payments and attempted payments or cash outs by customers with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information and phone numbers and accounts. In late 2022, some of our competitors experienced targeted attacks resulting in customer accounts being compromised and unauthorized withdrawals of customer funds. Under current credit card practices, we could be liable for funds used on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Customer fraud or other forms of cheating may involve tactics such as collusion with our employees and exploiting loopholes in our promotions or offerings. Successful exploitation of our systems could harm our reputation and negatively affect our offerings and customer experience. Failure to discover such fraud or cheating in a timely manner could harm our operations. Negative publicity related to such fraud or cheating could adversely affect our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, we may inadvertently send overly generous promotions that customers or regulators force us to honor. If we were to experience any such issues, substantial engineering, marketing and management resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
In addition, any misappropriation of, or access to, customer or other proprietary information or other breach of our information security could result in legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our customers, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.
Despite the measures we have taken to detect and reduce fraudulent or other malicious activity from occurring on our platform, we cannot guarantee that these measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations and prospects.
We rely on strategic relationships with local partners such as land-based casinos or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
Some jurisdictions’ betting and gaming laws limit online casino, online sports betting and retail sports betting to a finite number of local entities, such as land-based casinos, tribes, tracks or professional sports teams, which own one or more “skins” under that jurisdiction’s law. A “skin” is a legally authorized license from a jurisdiction to offer online sports betting or online casino. The “skin” provides a market access opportunity for retail and online betting and gaming operators to operate in the jurisdiction pending licensure and other required approvals by the relevant gaming regulator. The entities that control those “skins” and the numbers of “skins” available are typically determined by a jurisdiction’s betting and gaming laws. In most jurisdictions where we offer online casino and sports betting, we currently rely on a casino, tribe, track or professional sports team to get a “skin.” If we cannot establish, renew or manage our relationships with our local partners, our relationships could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition, results of operations and prospects could be adversely affected.
In certain jurisdictions we leverage customer databases provided to us by our local partners, including affiliated land-based casinos, in furtherance of our offerings such as for marketing and promotional activities. In some instances, we do not own the information in these databases. The local partner owner could restrict or terminate our right to use all or part of these databases or increase the price for us to use the same. If we are unable to access and leverage any such customer database or if it becomes uneconomical to do such, our ability to effectively market and promote our offerings in certain jurisdictions could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.
Our current and projected performance relies heavily upon continued compatibility and interoperability among our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.
Our customers primarily access our online sports betting and online casino offerings through our app on their mobile devices, and we believe that this will continue going forward. To enable our customers to use our offerings through our app on their mobile devices, our app must be compatible with the major mobile operating systems such as iOS and Android. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices. Further, we rely upon third-party platforms for distribution of our app and offerings. Our online sports betting and online casino offerings are primarily distributed through the Apple App Store, the Google Play store and traditional websites. In light of this, the promotion, distribution and operation of our app are subject to the applicable distribution platform terms and policies for application developers, which are very broad and subject to frequent changes and interpretation and may not be consistently or uniformly enforced across all applications and with all publishers. For instance, the Apple App Store has imposed a policy limiting the overall storage space apps like ours can use in certain instances, which could negatively impact our apps and app development, the variety of casino-oriented content we make available on our apps and our customers’ experiences using our app.
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
Our offerings require high-bandwidth data capabilities to place time-sensitive bets and stream content. If high-bandwidth capabilities do not continue to grow or grow more slowly than anticipated, particularly for mobile devices, our customer growth, retention and engagement may be negatively impacted. To deliver high-quality content over cellular networks, our offerings must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. In particular, any future changes to the iOS or Android operating systems (which likely will occur) may impact the accessibility, speed, functionality and other performance aspects of our platform. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our offerings and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the jurisdictions in which we operate to impede access to content or otherwise discriminate against content providers like us over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.
If it becomes more difficult for our customers to access and use our offerings on their mobile devices, if they choose not to access or use our offerings on their mobile devices, or if they choose to use mobile products that do not offer access to our offerings, our customer growth, retention and engagement could be materially harmed. Additionally, if any of the third-party platforms used to distribute our offerings were to limit or disallow advertising on their platforms for whatever reason or technologies are developed that block the display of our ads, our ability to generate revenue could be negatively impacted. Also, technologies have been, and may continue to be, developed by companies, such as Apple and Google, that, among other things, block or limit the display of our advertisements and some third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material impact on our business to date, they could materially impact our business activities and practices in the future, and if we or our advertising partners are unable to timely and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, results of operations and prospects.
Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain customers and our revenue and results of operations may decline.
We were founded in 2012 and have primarily focused our efforts since then on growing our current offerings. We have rapidly expanded and anticipate expanding further as new markets open up, our offerings mature and we pursue our growth strategies. The industries in which we operate are subject to rapid technological change, evolving industry, regulatory and legal standards, frequent new product offerings and changes in customer preferences and expectations. We must continuously make decisions about which offerings and technology we should invest in to meet these evolving standards and customer preferences and must also continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may make changes to our existing technology and offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. Developing new offerings and systems is inherently complex, costly and uncertain, and customers may not engage with new offerings, even if well-reviewed and of high quality. If we are unable to develop technology and offerings that address users’ needs or enhance and improve our existing ones in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be unable to compete effectively if our offerings fail to keep up with trends in new gaming offers or in the digital sports entertainment and gaming industries more broadly. While we intend to continue investing in our research and development efforts, if new or enhanced offerings fail to engage our customers or partners, we may fail to attract or retain customers or to generate sufficient revenue, margin or other value to justify our investments, any of which may seriously harm our business. Further, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter these risks. Creating additional offerings can also divert our management’s attention from other business matters and opportunities. Even if our new offerings attain market acceptance, those new offerings could cannibalize the market share of our existing offerings or share of our customers’ wallets in a manner that could negatively impact their ecosystem. Expanding our business and offerings also increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new offerings or recover the opportunity cost of diverting resources away from other offerings. In the event of continued growth of our operations, products or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth and the quality of our technology, offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and prospects.
Any new offerings may also require our customers to use or learn new skills to use our offerings. This could create a lag in adoption of these new offerings and in the number of active customers. To date, new offerings and enhancements of our existing technology have not hindered our customer growth or engagement, but that may be because a large part of our customer base is in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future customers, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to use, our customer growth or engagement could be affected, and our business could be harmed.
We may develop new products that increase customer engagement and costs without increasing revenue. Additionally, we may make bad or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose customers or customers may decrease their spending on our offerings. New customer demands, superior competitive offerings, new industry standards or changes in the regulatory environment could render our existing offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market or evolving customer demands could harm our business, financial condition, results of operations and prospects.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses as a result of being a public company may be greater than we anticipate.
We became a public company in December 2020, and as a public company (and particularly after we are no longer an “emerging growth company”) we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and must comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations implemented by the SEC and the listing standards of the New York Stock Exchange (the “NYSE”), including applicable corporate governance and disclosure and financial controls requirements. Compliance with these rules and regulations can be complex and burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, the Business Combination and becoming a public company has made it more difficult and expensive for us to obtain director and officer liability insurance, and could also make it more difficult for us to attract and retain qualified board members compared to when we were a private company. In particular, we have incurred and continue to expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have hired, and may need to continue to hire, additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge, and maintain an internal audit function, which have increased, and will likely continue to increase, our operating expenses. Moreover, we could incur additional compensation costs if we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.
Our failure to maintain adequate financial, information technology and management processes and controls has in the past resulted in, and could in the future result in, material weaknesses that could lead to errors in our financial reporting, which in turn could adversely affect our business.
As an emerging growth company, we are currently exempt from certain of the SEC’s internal control reporting requirements. However, we will lose our emerging growth company status and become subject to additional internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which will occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter.
While we have not identified any “material weaknesses” in our internal control over financial reporting as of and for the fiscal year ended December 31, 2022, we have identified material weaknesses in the past. For instance, as of and for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO in February 2020 and the Business Combination in December 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, non-controlling interests and related financial disclosures for the affected periods. Following the identification of the material weakness and other control deficiencies, we implemented measures to remedy the same.
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
Our current controls and any new controls that we develop may become inadequate because of design-related issues and changes in our business, including increased complexity resulting from revenue sharing arrangements or expansion into new markets, in particular internationally. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we are unable to certify the effectiveness of our internal controls or if our internal controls have any material weaknesses, we may not detect errors timely, our consolidated financial statements could be misstated, and we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our securities.
Due to the nature of our business, we are subject to taxation in numerous jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.
Our tax obligations are varied and include U.S. federal, state, and local and international taxes due to the nature of our business. The tax laws that apply to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. In addition, increases in our income tax rates or other changes in U.S. or international income tax laws could reduce our after-tax income from the relevant jurisdictions, and existing tax laws have been and could in the future be subject to significant change, any of which adversely affect our business, financial condition or results of operations. For example, the 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the United States in 2017, which provided for significant changes to then-existing tax laws and additional guidance issued by the IRS pursuant to the TCJA may continue to impact us in future periods.
In addition, the Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. While we are analyzing the impact of the IRA, we are currently unable to predict whether other proposed changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations. Further, it is possible that changes under the IRA, the TCJA or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.

Further, many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022 the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which would go into effect in 2024. In December 2022, South Korea enacted new global minimum tax rules to align with the OECD's BEPS 2.0 Pillar Two. Other countries, including the United Kingdom, Switzerland, Canada, and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.
The gaming industry represents a significant source of tax revenue to the jurisdictions in which we are licensed. Gaming companies are subject to significant taxes such as gaming taxes, and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various government bodies or officials have proposed and adopted changes in tax laws, or in administration, interpretation or enforcement of such laws, affecting the gaming industry. For instance, regulatory authorities may, as they have done in the past, change applicable regulations or their interpretation thereof, related to whether we can deduct for purposes of calculating gaming taxes that we may owe in that jurisdiction, certain promotional incentives such as free bets that we give to some of our customers, and if so, the maximum amount that may be deducted. Worsening economic conditions and the large number of jurisdictions with significant current or projected budget deficits, could also intensify government efforts to raise revenues through tax increases. We cannot determine with certainty the likelihood of changes in tax laws or in the administration, interpretation or enforcement of such laws. Any material increase in, or the adoption of, additional taxes or fees could have a material adverse effect on our business, financial condition, results of operations and prospects.
Tax authorities may also impose indirect taxes on Internet-related commercial activity or digital services based on existing laws and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply them to newer industries such as ours. Such laws may be applied inconsistently across jurisdictions. Our in-jurisdiction activities may vary from period to period, which could result in differences in nexus from period to period.
We are subject to periodic reviews, examinations and audits by domestic and foreign tax authorities. Tax authorities may disagree with certain positions we have taken or will take, and any adverse outcome of such a review, examination or audit could have a negative effect on our business, financial condition, results of operations and prospects. Although we believe our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with them. In addition, economic and political pressures to increase tax revenue in various jurisdictions or the adoption of new or reformed tax legislation or regulation may make resolving tax disputes favorably more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.
We have international operations, which subjects us to additional costs, complexities and risks that could adversely affect our operating results.
Portions of our operations are located abroad such as in Colombia, Estonia, Canada, Mexico and Malta, and we may in the future pursue opportunities in other non-U.S. jurisdictions. Some of our customers, business partners, suppliers and personnel, as well as many of the leagues, sports, events, games and matches that we offer wagers on are also based in foreign jurisdictions. Such operations may expose us to high levels of currency, political, economic and compliance risk. Compliance with international, Colombian, Estonian, Canadian, Mexican, Maltese, U.S. and other laws and regulations that apply to our operations increases our cost of doing business. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the EU and Canada, have also implemented additional sanctions or other restrictive measures. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:
•differing labor and employment laws, rules, regulations and practices, including different employee/employer relationships, existence of works councils and labor unions, and other challenges caused by distance, language, cultural and time zone differences;
•general economic conditions in the foreign jurisdictions where we have operations (and any other jurisdictions where we pursue non-U.S. opportunities);
•political unrest, government instability, terrorism and the potential for other hostilities;
•public health risks, particularly in areas in which we have significant operations;
•constantly evolving geopolitical environment, international and domestic political, regulatory and economic landscapes, including trends like populism, nationalism and negative sentiment toward multinational companies;
•capital controls, difficulties in transferring funds from certain countries, managing foreign exchange rate fluctuations and risks, trade actions, tariffs, export controls and sanctions;
•overlapping or changes in tax regimes;
•laws and regulations such as the U.S. Foreign Corrupt Practices Act, and local laws that prohibit corrupt payments to governmental officials, money-laundering and financing of terrorist and other unlawful financial activities, and changes to these laws and regulations from time to time; and
•reduced protection for, or uncertainty around, intellectual property rights in some jurisdictions, as well as uncertainty around the application and interpretation of local laws, particularly due to the lack of legal precedent.
If we are unable to expand or adequately staff and manage our existing foreign operations, we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, results of operations and prospects.
Negative publicity of us or an adverse shift in public opinion regarding sports betting or online casino may adversely impact our business and customer retention.
A negative shift in public opinion of sports betting or online casino, or how politicians and other governmental authorities view sports betting or online casino, whether fueled by news outlets such as The New York Times or otherwise, could result in future legislation or new regulations restricting or prohibiting some or all sports betting or online casino activities in certain jurisdictions, the result of which may negatively impact our business, financial condition, results of operations and prospects. Further, negative publicity about us or our offerings, platform or customer experience, or those of our competitors or third parties with whom we have relationships or the underlying sports leagues could seriously harm our reputation or that of the industry overall.
We depend on RSG and certain of its affiliates to provide us with certain services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires.
Historically, RSG and certain of its affiliates have provided, and in certain cases continue to provide, under a services agreement between us and RSG, certain corporate and shared services such as government affairs, certain business development, insurance and other services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead with respect to RSG employees who perform or assist with providing services to us. While RSG provides these services to us, we will depend on them for services that are critical to our operations, and our operational flexibility to modify or implement changes with respect to such services and the cost of them will be limited. If the services agreement with RSG terminates or expires, we may be unable to replace these services or enter into appropriate third-party agreements on terms, including cost and quality, comparable to those that we currently receive. Although we may in the future replace some or all of the services that RSG currently provides, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect.
Risks Related to Government Regulation
Our business is subject to numerous U.S. and foreign laws, many of which are unsettled and still developing. Any change in laws, rules or regulations or their interpretation, or the regulatory climate applicable to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to laws and regulations relating to real-money online casino and retail and online sports betting in the jurisdictions in which we conduct our business or in some circumstances, where our offerings are available. We are also subject to the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. Additionally, we and our market access partners (where applicable) are subject to various reporting and anti-money laundering regulations. These laws and regulations vary among jurisdictions and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations or legislation attempting to restrict or prohibit online gaming. Additionally, some jurisdictions in which we may operate could presently be unregulated, partially regulated or in the process of regulating and therefore may be more susceptible to the enactment or change of laws and regulations.
We offer our real-money offerings in 15 U.S. states that have adopted legislation and regulations permitting online casino, online sports betting and/or retail sports betting. In those states that currently require a license or registration, we have obtained the appropriate license or registration or have obtained a provisional license. We also currently operate under foreign licenses in Colombia, Ontario, Canada and Mexico.
In May 2018, the U.S. Supreme Court struck down as unconstitutional PASPA. This decision effectively lifted federal restrictions on sports betting, thus allowing states to determine by themselves the legality of sports betting. Since the repeal of PASPA, numerous states (and Washington D.C.) have legalized online sports betting. To the extent new real-money online casino or retail or sports betting jurisdictions are established or expanded, we cannot guarantee that we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. If we are unable to effectively operate in these new jurisdictions or if our competitors successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, that could materially adversely affect our business, financial condition, results of operations and prospects. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, could have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our offerings. This is a time-consuming process that can be extremely costly and can divert management’s attention away from operating the business. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.
Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain applicable licenses or approvals. Further, governmental authorities or courts could determine that our free-to-play, social gaming offerings constitute unauthorized gambling or that legislation is enacted in jurisdictions in which we operate such social gaming offerings that makes them unauthorized gambling, which could negatively impact our operations and business results and expose us and certain of our third-party providers, including the app stores that distribute our apps, to potential litigation. Civil and criminal proceedings, including class actions brought by or on behalf of prosecutors, public entities, incumbent monopoly providers or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, financial institutions, advertisers and others involved in the online gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, asset seizures, injunctions or other restrictions being imposed upon us, our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

Legislation could be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the online and retail gaming industries (or that existing laws in those jurisdictions could be interpreted or enforced negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition, results of operations and prospects, either as a result of us determining that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.
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
The U.S. Illegal Gambling Business Act (“IGBA”) makes it a crime to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business” and the U.S. Travel Act makes it a crime to use the mail or any facility in interstate commerce with the intent to “distribute the proceeds of any unlawful activity” or “otherwise promote, manage, establish, carry on, or facilitate the promotion, management, establishment, or carrying on, of any unlawful activity.” For an action to violate either the IGBA or the Travel Act, it must violate an underlying state law.
In 2011, the DOJ issued an opinion concluding that the Wire Act’s prohibitions were limited to sports gambling and thus did not apply to state lotteries (the “2011 DOJ Opinion”). Subsequently, in 2019, the DOJ changed course and published a legal opinion concluding that the Wire Act’s restrictions on the transmission in interstate or foreign commerce of bets and wagers were not limited to sports gambling but instead applied to all bets and wagers. This 2019 legal opinion was challenged in court, and both the district and appellate courts held that the 2011 DOJ Opinion was the correct interpretation. The DOJ did not appeal the matter. Consequently, at this time it appears that the 2011 DOJ Opinion is the prevailing view with respect to the Wire Act’s applicability; however, we cannot provide any assurance that there won’t be future interpretations, challenges, case law or legislation that may alter the Wire Act’s applicability.
Privacy and data protection regulations are complex and rapidly evolving areas. Any failure or alleged failure to comply with these laws could harm our business, reputation, financial condition and operating results.
Authorities around the world have adopted and are considering a number of legislative and regulatory proposals concerning privacy, data protection and limits on encryption of user data. Adverse legal rulings, legislation or regulation may result in fines and orders requiring us to change our data practices, which could adversely affect our ability to provide our offerings, harming our business operations. Complying with these evolving laws could be costly and harm the quality of our offerings, negatively affecting our business. Among others, we are, or may become, subject to the following laws and regulations:
•The General Data Protection Regulation, which may apply to our activities to the extent conducted from an establishment in the European Union (the “EU”) or related to products and services that we offer to EU users or customers, or the monitoring of their behavior in the EU. Compliance with the range of obligations created by the GDPR is an ongoing commitment that involves substantial costs. Despite our efforts, governmental authorities or others may assert that our business practices fail to comply with its requirements. If our operations are found to violate the GDPR, we may incur substantial fines, have to change our business practices or face reputational harm, any of which could have an adverse effect on our business. Serious breaches of the GDPR can result in administrative fines of up to 4% of annual worldwide revenues. Fines of up to 2% of annual worldwide revenues can be levied for other specified violations; and
•Various state privacy laws, such as the California Consumer Privacy Act of 2018 (effective January 2020), which was amended by the California Privacy Rights Act (effective January 2023); the Virginia Consumer Data Protection Act (effective January 2023); the Colorado Privacy Act (to be effective July 2023); the Utah Consumer Privacy Act (to be effective December 2023); and Connecticut’s “An Act Concerning Personal Data Privacy and Online Monitoring” (to be effective July 2023); all of which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data.

Further, we are subject to evolving laws and regulations that dictate whether, how and under what circumstances we can transfer, process and/or receive personal data. The EU-U.S. Privacy Shield framework that previously allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU has been invalidated by the Court of Justice of the EU (the “CJEU”). The CJEU upheld Standard Contractual Clauses (“SCCs”) as a valid transfer mechanism, provided they meet certain requirements. On June 4, 2021, the European Commission published new SCCs for this purpose, and we may have to adapt our existing contractual arrangements to meet these new requirements. The validity of data transfer mechanisms remains subject to legal, regulatory and political developments in both Europe and the United States, such as recent recommendations from the European Data Protection Board, decisions from supervisory authorities, recent proposals for reform of the data transfer mechanisms for transfers of personal data outside the United Kingdom, and potential invalidation of other data transfer mechanisms, which, together with increased enforcement action from supervisory authorities in relation to cross-border transfers of personal data, could have a significant adverse effect on our ability to process and transfer personal data outside of the European Economic Area and/or the United Kingdom.
These laws and regulations are evolving and subject to interpretation, including developments that create some uncertainty, and compliance obligations could cause us to incur costs or harm the operations of our offerings in ways that harm our business. For example, in the EU, several supervisory authorities have issued new guidance concerning the ePrivacy Directive’s requirements regarding the use of cookies and similar technologies, including limitations on the use of data across messaging products and specific requirements for enabling users to accept or reject cookies, and have in some cases brought (and may bring in the future) enforcement action in relation to those requirements. In the United States, certain types of cookies may be deemed sales of personal information within the CCPA and other state laws, such that certain disclosure requirements and limitations apply to the use of such cookies. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local data storage and processing that could increase the cost and complexity of delivering our services in those countries, while decreasing reliability.
Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, and legalization may not occur in as many states as we expect, may occur at a slower pace than we anticipate or may be accompanied by restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our financial performance expectations.
Numerous U.S. states have legalized or are currently considering legalizing real-money gaming, and our growth, business, financial condition, results of operations and prospects significantly depend upon the legalization of real-money gaming expanding to new jurisdictions. Our business plan is partly based on real-money gaming becoming legal for a specific percentage of the population annually; however, this legalization may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact real-money gaming legislation and we are unable to obtain or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or online gaming in U.S. jurisdictions where such games are legalized, our future growth could be materially impaired.
U.S. states or the federal government may legalize real-money gaming in a manner unfavorable to us. As a result, we may encounter legal, regulatory or political challenges that are difficult to foresee and which could result in an unforeseen adverse impact on projected revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a local partner for online sportsbook or online gaming access, which tends to increase our costs of revenue. States that have state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial taxes on online sports betting and online gaming revenue, in addition to sales taxes in certain jurisdictions and a federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.
Even in jurisdictions where online gaming is legal and regulated, the licensing and regulatory regimes can vary widely in their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Thus, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us.
Compliance with the various regulations applicable to real-money gaming is costly and time-consuming. Regulatory authorities at the foreign, U.S. federal, state and local levels have broad powers with respect to regulating and licensing real-money gaming operations and may revoke, suspend, condition or limit our gaming licenses, impose substantial fines on us and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new ones regarding these matters, in particular with respect to marketing, advertising and promotional activities. We strive to comply with all applicable laws and regulations relating to our business. However, these requirements may be interpreted and applied inconsistently across jurisdictions and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations and prospects.
Our ability to grow our business will depend in part on our ability to obtain and maintain licenses to make our offerings available in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding our offerings’ footprint, increasing our customer base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our online casino and retail and online sports betting operations. Any failure to obtain, maintain or renew licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.
Any of our gaming licenses could be revoked, suspended or conditioned at any time. Losing a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in other jurisdictions, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues.
In addition, a gaming authority may refuse to issue or renew a gaming license or restrict or condition the same, based on our past or present activities or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our business, financial condition, results of operations and prospects. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could adversely affect us. From time to time, legislatures in some jurisdictions in which we have existing or planned operations introduce proposals that, if enacted, could adversely affect our directors, officers, key employees or other aspects of our operations. To date, we believe we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we cannot guarantee that additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on our business, financial condition, results of operations and prospects.
Our key executives, certain employees or other individuals related to our business are generally subject to licensing or compliance requirements, including determinations of suitability. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause us to be non-compliant with our obligations or imperil our ability to obtain or maintain licenses necessary for us to conduct our business. In addition, our Charter includes provisions that may require stockholders to sell their securities if they are deemed to be “unsuitable”.
As part of obtaining gaming licenses, the gaming authorities generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used to determine who requires a finding of suitability or the actual suitability of an applicant varies across jurisdictions, but generally requires extensive and detailed disclosures followed by a thorough investigation to evaluate an applicant’s reputation for good character, criminal and financial history and character of those with whom the applicant associates.

Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find any of our officers, directors, employees or significant stockholders unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever that relationship, including by requiring a sale of any equity interests such individual holds in us to us or other third party. In fact, our Charter provides that any equity interests of the Company owned or controlled by an unsuitable person or its affiliates will be subject to mandatory sale and transfer to us or one or more third-party transferees and in such number and class(es)/series of equity interests as determined by the Board in good faith (following consultation with reputable outside and independent gaming regulatory counsel) pursuant to a resolution adopted by a majority of the Board. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Intellectual Property and Data Security
We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could harm our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Further, our offerings, online gaming platform and other software applications and systems, and certain third-party platforms that we use could contain undetected errors.
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
Because our platform and offerings are complex and incorporate a variety of hardware, proprietary software and third-party software, they may contain errors, bugs, flaws or corrupted data, which may become apparent only after their launch and could result in unanticipated downtime or vulnerabilities that could compromise our systems’ security, including inadvertently permitting access to protected customer data. Online platforms and offerings such as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our platform and offerings and new defects or disruptions may occur in the future. In addition, if an offering is unavailable when customers attempt to access it or navigation or other functionality in our platform is slower than expected, customers may be unable to use our offerings as desired and may be less likely to return to our platform as often, if at all. Further, programming errors, defects and data corruption could disrupt our operations, adversely affect our customers’ experience, harm our reputation, cause our customers to stop using our platform or offerings, divert our resources or delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brands and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.
If our customer base and engagement continue to grow, and the amount and types of our offerings continue to grow and evolve, we will need additional technical infrastructure, including network capacity and computing power, to continue to satisfy our customers’ demands. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components, in particular in light of supply chain issues caused by COVID-19, chip shortages and other factors, may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, issues related to this infrastructure that are not identified during the testing phases of design and implementation may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. Further, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, degradation of service or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies or other catastrophic events, any of which could have a material adverse impact on our business and operations.
We believe that if our customers have negative experiences with our offerings or if our brands or reputation are negatively affected, customers may be less inclined to use or recommend our offerings. Thus, a significant interruption or failure in our platform could harm our reputation, our business, financial condition, results of operations and prospects.
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen, which could result in legal claims or proceedings, liability under applicable privacy and data protection laws, regulatory penalties, disruption of our operations and offerings, reputational damage, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future offerings, features and services under development, and customer, supplier, partner and personnel data. The secure maintenance and transmission of such data is critical to our operations. Our information technology and other systems that maintain and transmit this information may be compromised by cyberattacks or malicious third-party penetration of our network security or impacted by intentional or unintentional actions (such as tampering) or inaction by our personnel or others. As a result, our customers’ and/or personnel’s information and funds may be lost, disclosed, corrupted, accessed or taken without such individuals’ consent. We provide confidential and proprietary information to our third-party partners and service providers when doing so is reasonably necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners and service providers and their technology and systems are also subject to the same risks noted above. Given the data intensive nature of our business, we have experienced attempts to breach our systems and other similar incidents in the past. We have been and will likely continue to be subject to attempts to gain unauthorized access to customer accounts through our information systems or those we develop for our business partners, including through phishing attacks, exploiting software vulnerabilities or credential stuffing by malicious actors who may try to deploy viruses, worms or other malicious programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot assure you that they will not have a material impact in the future, including by overloading our systems and network and preventing our offerings from being accessed by legitimate customers.
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
Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our personnel or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party providers, or cybersecurity incidents could result in: unauthorized access to our sites, apps, networks and systems; unauthorized access to and misappropriation of customer or personnel data, including personally identifiable information, or our or third parties’ other confidential or proprietary information; viruses, worms, spyware or other malware being served from our sites, apps, networks or systems; deletion or modification of content or the display of unauthorized content on our sites or apps; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. The online gaming industry continuously experiences social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. For instance, although we were unaffected, in late 2022, some of our competitors disclosed that their systems were subject to successful attempts by one or more individuals who ultimately gained unauthorized access to customer accounts and withdrew funds from the customers’ accounts. If a material security breach were to occur, our reputation and brands could be damaged, our business may suffer, we may have to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, implement policies, procedures and response plans, train employees and engage third-party experts and consultants.
Individuals who can illicitly obtain a customer’s password could access that customer’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches, and we may need to in the future to address problems caused by breaches, including notifying affected customers and responding to any resulting litigation or investigations, which in turn, diverts resources from growing and expanding our business.
We have cybersecurity insurance, which is designed to cover expenses associated with a security breach such as notification, credit monitoring, investigation, crisis management, public relations and certain legal advice. We also carry other insurance that may cover ancillary aspects of the event; however, damage and claims arising from a breach may not be completely covered, if at all, or may exceed the amount of any insurance available.
Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition, results of operations and prospects.
We rely on trademark, copyright, patent, trade secret and domain name protection laws to protect our rights in intellectual property. In the United States and certain foreign jurisdictions, we have filed applications to protect aspects of our intellectual property. We currently hold several patent applications in multiple jurisdictions, and in the future we may acquire additional patents, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our rights in intellectual property. Third parties may also challenge our intellectual property rights, and pending and future trademark, copyright and patent applications may not be approved. In any of these cases, we may be required to expend significant time and expense to prevent infringement of or to enforce our rights. Notwithstanding our intellectual property rights, there can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.
Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate or intend to operate. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or our ability to compete. If we are unable to effectively protect our proprietary offerings and features, competitors may reverse engineer and/or copy them. Additionally, protecting our intellectual property rights is costly and time-consuming. Any unauthorized use of our intellectual property or disclosure of our confidential information or trade secrets could make it more expensive to do business, thus harming our operating results. Furthermore, if we are unable to protect our intellectual property rights or prevent unauthorized use or appropriation by third parties, the value of our brands, intellectual property and other intangible assets may be diminished, and competitors may be able to more effectively mimic our offerings. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
We license certain trademarks and domain names to RSG and its affiliates, and RSG’s and its affiliates’ use of such trademarks and domain names may harm our business.
We entered into a license agreement with RSG, pursuant to which we granted to it and its affiliates a perpetual, royalty-free license to use in specific fields of use certain trademarks and domain names that RSG and certain of its affiliates assigned to us in connection with the Business Combination. This license may be either exclusive or non-exclusive based on the field of use and the particular trademark or domain name. This license precludes our use of certain trademarks and domain names in the exclusive fields of use. Certain trademarks and domain names that we licensed to RSG may include the words “Rush Street,” and RSG’s use of such trademarks and domain names may disrupt our reputation in the marketplace, damage any goodwill we may have generated and otherwise harm our business, financial condition, results of operations and prospects.
We rely on licenses and other agreements to use the intellectual property rights of affiliated and third parties that are incorporated into or used in our offerings. Failure to renew or expand existing licenses or other agreements may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition, results of operations and prospects.
We rely on products, technologies, customer data bases and intellectual property such as certain “Bet Rivers” and “PlaySugarHouse” trademarks and domains, that we license or that are made available to us through agreements from affiliated and third parties, for use in our platform, offerings and/or operations. Substantially all our offerings use intellectual property licensed or made available to us through agreements from affiliated entities or third parties. See “Intellectual Property”. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses or other agreements for certain technologies. We cannot assure you that these third-party licenses and other agreements, or support for the technologies licensed or provided to us thereunder, will continue to be available to us on commercially reasonable terms, if at all. If we cannot renew and/or expand existing licenses or other agreements, we may have to discontinue or limit our use of the offerings that include or incorporate the licensed or provided technology.
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
Failure to maintain the integrity of our computer systems and customer data could result in damage to our reputation and subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
We collect and process information relating to our customers, personnel and others for various business reasons, including marketing and promotional purposes. The collection and use of personal data is governed by U.S. and foreign privacy laws and regulations, which continue to evolve and may occasionally be inconsistent (or conflict) across jurisdictions. Various U.S. federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection. For example, the EU’s adoption of the GDPR, which became fully enforceable in May 2018, includes operational and compliance requirements with significant penalties for non-compliance. California has enacted the California Consumer Privacy Act, a comprehensive privacy law, which provides some of the strongest privacy requirements in the United States. In addition, new privacy laws and requirements in California, Colorado, and Virginia went into effect on January 1, 2023.
Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our offerings. In addition, non-compliance with applicable privacy laws and regulations by us (or in some instances, non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data, may result in damage to our reputation and subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software and tools to provide security for processing of customer and personnel data, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats including, without limitation, computer malware, viruses, hacking and phishing attacks by third parties.

Changes to consumer privacy laws could adversely affect our ability to market our offerings effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new federal or state laws and regulations (including gaming laws and regulations) on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, provide customers the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We must comply with U.S. federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store certain personal information. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.
Our technology transformation strategy places a significant strain on our management, operational, financial and other limited resources.
As part of our technology transformation strategy, we are continuously trying to transition and migrate our data systems from traditional data centers to cloud-based platforms and technologies optimized for cloud usage. This initiative places significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. In addition, many of our existing personnel do not have experience with native cloud-based technologies and as a result, we have and will continue to hire personnel with such experience. This effort is time consuming and costly. Our technology transformation strategy requires management time and resources to educate employees and implement new ways of conducting business. The dedication of resources to our technology transformation strategy and cloud-based technologies limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our existing internal systems. We cannot guarantee that our strategy is the right one or that investments in alternative technologies or other initiatives would not be a better use of our limited resources.
Risks Related to our Third-Party Vendor Relationships
We rely on third-party cloud infrastructure, hosting and data center providers and server rooms hosted by certain of our land-based casino partners. Disruption or interference with this infrastructure or server rooms could adversely affect our business, financial condition, results of operations and prospects.
We host our online gaming platform and offerings using third-party public and on-premise private cloud infrastructure and hosting services and on-premise server rooms hosted by certain of our land-based casino partners. We do not have full control over the operations of the infrastructure of these third parties that we use or anticipate using such as cloud-hosting providers (i.e., Amazon Web Services and Google Cloud) and on-premises hosting, data centers and related service providers or the facilities (including the server rooms) of our casino partners. Such infrastructure and facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We have experienced and expect in the future to experience, interruptions, delays and outages in service and availability from these providers on account of, among other things, infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Any such interruptions, delays or outages that result in sustained or repeated system failures with respect to our platform could reduce the attractiveness of our offerings. Any capacity constraints may also impact our ability to maintain performance of our offerings. Should our agreements with any third-party cloud service provider terminate or we add new cloud infrastructure service providers, we may experience additional costs and platform performance downtime in adding or transitioning to new or additional providers. These impacts (and any associated negative publicity regarding them) may harm our brands or reduce customers using our platform, which may negatively impact our business, financial condition, results of operations and prospects.

We rely on third-party providers to validate the identity and location of our customers, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.
We rely on third-party geolocation and identity verification systems and service providers to ensure that we comply with certain laws and regulations, and any disruption to those systems may prohibit us from operating our platform and would adversely affect our business. There is no guarantee that these third-party systems or service providers will perform adequately or will be effective. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential customers received from third-party providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access them. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party providers may result in their inability to accurately determine our customers’ locations. Moreover, our inability to maintain our existing contracts with third-party providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our operations. If any of these risks materialize, we may be subject to disciplinary action, fines and lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.
Our platform contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our offerings.
Our platform contains software components licensed to us by third-party authors under “open source” licenses (“Open-Source Software”). Using and distributing Open-Source Software may entail greater risks than using third-party commercial software as licensors of Open-Source Software generally do not provide support, warranties, indemnification or other contractual protections. In addition, using Open-Source Software may make it easier for others to compromise our platform or offerings.
Some Open-Source Software licenses require us to make available source code for modifications or derivative works we create or grant other licenses to our intellectual property if we use such Open-Source Software in certain ways. If we combine our proprietary software with Open-Source Software in a certain manner, we could, under certain Open-Source Software licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our proprietary software.
The terms of many Open-Source Software licenses have not been interpreted by U.S. or foreign courts, and these licenses could be interpreted to impose unanticipated conditions or restrictions on our ability to provide or distribute our platform or offerings. From time to time, there have been claims challenging the ownership of Open-Source Software against companies that incorporate Open-Source Software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be Open-Source Software. Moreover, we cannot assure you that our processes for controlling Open-Source Software use in our platform and offerings will be effective. If we are held to have breached or failed to comply with the terms of an Open-Source Software license, we could face infringement or other liability, or be required to seek costly licenses to continue providing our platform and offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering cannot be accomplished on a timely basis or to make generally available, in source code form, our proprietary software, any of which could adversely affect our business, financial condition, results of operations and prospects.
We rely on third-party payment processors to process customer deposits and withdrawals made on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, results of operations and prospects could be adversely affected.
We rely on third-party payment processors to process customer payments on our platform. If a payment processor terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate payment processor, and may be unable to secure similar terms or replace such payment processor in a reasonable time frame. Further, the software and services provided by our payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these could cause us to be unable to accept payment transactions or make timely payments to customers, any of which could make our platform less trustworthy and convenient, and adversely affect our ability to attract and retain customers.

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
If we are deemed to be a money transmitter as defined by applicable regulations, we could be subject to certain laws, rules and regulations enforced by multiple U.S., state, local and foreign authorities and governing bodies that may define money transmitter differently. Certain jurisdictions may have a more expansive view of who qualifies as a money transmitter. We could also be subject to additional international laws, rules and regulations related to payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators to which we are subject will expand as well. If we are found to be a money transmitter and we are not complying with the applicable regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by foreign or U.S. federal, state or local regulators, including state Attorneys General. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, asset forfeitures or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
Certain of our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret existing rules in ways that might prohibit us from providing certain offerings to some customers, or be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or customers on our platform violate or do not comply with these rules. Any of the foregoing risks could adversely affect our business, financial condition, results of operations and prospects.
We rely on third-party service and content providers (including risk management, trading, sports data, streaming and game providers) and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.
Our success depends in part on our relationships with third-party service providers. For example, we receive sports betting odds and streaming data, risk management and trading services from third parties, and in some jurisdictions we are required to obtain official league data. We also rely on third parties for content delivery (such as online slots and live dealer games), load balancing and certain cybersecurity protections such as against distributed denial-of-service attacks. If those providers do not perform adequately, our customers may experience issues or interruptions with our offerings, and gaming regulators may hold us responsible for those providers’ errors. Further, if any of our service or data providers terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we may need to find alternate providers, and as consolidation in the gaming and entertainment industries continues, if a competitor acquires any of our third-party providers, we may need to find an alternate provider, and in each case we may be unable to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other third-party software and services such as communications and internal software, and our business may be adversely affected if such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity involving any of our third-party providers, including related to regulatory concerns or allegations of bad or unethical actions, could adversely affect our reputation and brand, result in us severing our relationship with such provider and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third-party vendors into our platform. While we may perform due diligence or seek contractual and other protections from these vendors, our vendors may infringe the intellectual property rights of others or lack sufficient rights to such technology in all jurisdictions in which we may operate. Some of our third-party license and services agreements allow the vendor to terminate for convenience. If we are unable to obtain or maintain rights to any of this technology because of third-party intellectual property infringement claims against our vendors or us, if our vendors terminate any license or services agreements, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop and maintain our platform or offerings containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, effort and skillsets that we currently do not have, and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may be unable to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, results of operations and prospects.
If Internet or other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.
A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate cybersecurity risks such as distributed denial-of-service attacks. If our service providers experience service interruptions, including because of cyber-attacks or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 6G services, which may not be successful and thus may impact our customers’ ability to access our platform or offerings in a reasonable fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our facilities, system infrastructure and support capabilities. Nevertheless, we cannot guarantee that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our customers. Any difficulties these providers face, including certain network traffic potentially receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business. In addition, we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our customers’ property or personal information or a delay or interruption in our online services or offerings, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause our customers to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our growth will depend, in part, on the success of our strategic third-party relationships. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our future financial performance.
We rely, and expect to continue to rely, on relationships with casinos, tribes and other third parties to attract customers to our offerings. These relationships, along with our use of providers of online services, search engines, social media, directories, affiliate networks and other websites and e-commerce businesses, direct individuals to our offerings. While we believe there are other third parties that could drive individuals to our offerings, adding or switching to them may disrupt our business and increase our costs. If any of our existing or future relationships fail to provide services to us in accordance with the terms of our applicable arrangement, or at all, and we are unable to find suitable alternatives, this could impact our ability to cost-effectively attract customers and harm our business, financial condition, results of operations and prospects.
Risks Related to Our Arrangements with Affiliates
We are a “controlled” company within the meaning of the NYSE rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.
Neil G. Bluhm and Richard Schwartz and their respective trusts and entities controlled by them (collectively, the “Controlling Holders”) together as a group control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the NYSE’s corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We currently, and intend to continue to, use these exemptions. As a result, we may not have a majority of independent directors on our Board, our compensation and our nominating and corporate governance committees may not consist entirely of independent directors and our compensation and nominating and corporate governance committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all the NYSE corporate governance requirements. Furthermore, the Controlling Holders have entered into a voting agreement where they agree to vote together on certain matters presented to the Company’s stockholders as long as the voting agreement is in effect, which may have the effect of extending the period in which we are a “controlled company” and our utilizing the exemptions discussed above.
The Controlling Holders control us, and their interests may conflict with ours or yours in the future.
The Controlling Holders together own more than 50% of our common stock and have entered into a voting agreement where they agree to vote together on certain matters presented to our stockholders. Thus, based on their combined voting power, the Controlling Holders together will control the vote of nearly all matters submitted to a vote of our stockholders, which will enable them to control the election of our Board members and nearly all other corporate decisions. Even when the Controlling Holders cease to own shares of our stock representing a majority of the total voting power, as long as they continue to own a significant percentage of our stock, they may still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Controlling Holders will have significant influence with respect to our management, business plans and policies, including electing directors, appointing and removing our officers, deciding whether to raise capital and amending our Charter and bylaws, which govern the rights attached to our common stock. In particular, as long as the Controlling Holders continue to own a significant percentage of our stock, they may cause or prevent a change of control of the Company or a change in the Board’s composition and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your securities as part of a sale of the Company and ultimately might affect the market price of our securities.
The Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, as long as the Company is a “controlled company” under applicable NYSE rules, Rush Street Interactive GP, LLC, in its capacity as the Sellers’ Representative of the Controlling Holders and the other Sellers under the Business Combination Agreement (in such capacity, the “Sellers’ Representative”) and dMY Sponsor, LLC (the “Sponsor”) will have the right to nominate up to nine (or the maximum number that may be nominated by the Sellers’ Representative without violating the NYSE’s controlled company requirements) and up to two directors, respectively, to the Board, subject to certain independence and holdings requirements. In the event the Company is no longer a “controlled company” under the applicable NYSE rules, the Sponsor will have the right to nominate up to two directors and the Sellers’ Representative will have the right to nominate a number of directors equal to the greater of the number of directors permitted by NYSE or a number equal to the total number of directors multiplied by the percentage of the Company’s issued and outstanding voting securities held by the Sellers and their permitted transferees at such time, in each case subject to certain independence and holdings requirements. As of the date of this Annual Report, the Sponsor has the right to designate one director.
Mr. Bluhm, one of the Controlling Holders and his affiliates engage in a broad array of activities, including investing in the gaming and casino industries generally. In the ordinary course of their business activities, Mr. Bluhm and his affiliates may engage in activities such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are our suppliers, partners or customers. Our Charter provides that none of the Controlling Holders, their affiliates or affiliated entities or any director who is not employed by us or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business in which we operate. The Controlling Holders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Controlling Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

We have arrangements with our affiliates that impact our operations.
We have engaged, and may in the future engage, in transactions with affiliates and other related parties, including, for example, entering into agreements with the “Rivers” branded casinos located in Pennsylvania, Illinois, New York and Virginia, to operate retail and online sports betting and/or online casino on behalf of such casinos as and when those activities are legalized in each respective jurisdiction. We have also entered into a services agreement with RSG, under which RSG and its affiliates provide certain corporate and shared services related to functions such as government affairs, business development, insurance and other services, and entered into license agreements with affiliated entities, pursuant to which we license the BetRivers and PlaySugarHouse brands. See “We depend on RSG and certain of its affiliates to provide us with certain services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires”. While we strive to obtain services from affiliates and other related parties at rates and on terms at least as favorable as we would get from others, if that were not to be achieved in the future it could negatively impact our operations. Both Mr. Bluhm, our Executive Chairman and a significant stockholder, and Gregory A. Carlin, a significant stockholder and former CEO and vice chairman, have an indirect ownership interest in certain of our related parties, including RSG and the “Rivers” branded casinos. See “Certain Relationships and Related Transactions, and Director Independence”. One or both of our Controlling Holders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results may be negatively impacted.
Risks Related to our Liquidity and Capital Resources
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We have made, and intend to continue to make, significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new offerings and features, enhance our existing platform, improve our operating infrastructure or acquire complementary businesses, personnel or technologies. To secure any such additional funds, we may need to engage in equity or debt financings. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, such as preferred stock as authorized by our Charter, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business, financial condition, results of operations and prospects may be harmed.
We may invest in or acquire other businesses or enter into partnerships, and our business may suffer if we are unable to successfully integrate acquired businesses or otherwise manage the growth associated with such transactions.
As part of our strategy, we have engaged and may continue to engage in transactions such as acquisitions, investments or partnerships as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such transactions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular transaction will result in a completed transaction, or that a completed transaction will ultimately be successful or provide a favorable return. In addition, we may be unable to identify suitable acquisition, investment or partnership opportunities or may be unable to obtain any required financing or regulatory approvals, and thus may be unable to complete such transactions on favorable terms, if at all. We may pursue transactions with which our investors may not agree. In addition, such transactions and the applicable integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. If we fail to successfully close transactions or integrate the products, personnel and technologies associated with these transactions into our business, our business could be seriously harmed. Such transactions may expose us to operational challenges and risks, including:
•profitably managing acquired businesses, investments or partnerships or, if applicable, successfully integrating their operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•increased indebtedness and integration expenses, including significant administrative, operational, technological, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;
•entering into jurisdictions or acquiring products or technologies with which we have limited or no prior experience, and potential increased competition with new or existing competitors as a result of such transactions;
•diverting management’s attention and the over-extending our operating infrastructure and management systems, information technology systems, and internal controls, which may be inadequate to support growth;
•funding our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;
•obtaining and/or maintaining relevant licenses, permits or approvals from applicable regulators; and
•retaining or hiring qualified personnel required for expanded operations.
Our acquisition strategy may fail if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Class A Common Stock to fund a transaction would dilute existing stockholders. If we develop a reputation of being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A Common Stock unfavorably, we may be unable to consummate key transactions essential to our corporate strategy and our business, financial condition, results of operations and prospects may be seriously harmed.
In addition, there has been, and we expect there will be, significant competition within the gaming industry for acquisitions of businesses, technologies and assets. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or we may otherwise not be able to complete the acquisition on commercially reasonable terms, or at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of acquisitions we do complete.
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
If we raise capital in the future then existing stockholders may experience dilution. Our Charter provides that preferred stock may be issued from time to time in one or more series, and the Board is authorized to fix the voting rights, if any, designations, powers, preferences and relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of our common stock and could have anti-takeover effects. The Board’s ability to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. The issuance of any such securities may adversely affect the market price of our securities.
Our principal asset is our interests in RSILP (held through our wholly owned subsidiaries), and accordingly we depend on distributions from RSILP to pay taxes and expenses.
We are a holding company and have no material assets other than our indirect ownership of RSILP. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay taxes, operating expenses and dividends in the future, if any, will depend on RSILP’s financial results and cash flows. We cannot guarantee that RSILP will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under any debt instruments will permit such distributions. If RSILP does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on our obligations or have to borrow additional funds. If we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

RSILP is a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated for U.S. federal income tax purposes to the holders of RSILP Units, including RSI ASLP, Inc. (the “Special Limited Partner”), which is part of our consolidated group for U.S. federal income tax purposes. Accordingly, we will be required to pay U.S. federal income taxes on the Special Limited Partner’s allocable share of RSILP’s net taxable income. The Second Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020 (the “RSILP A&R LPA”), requires RSILP to make tax distributions to holders of RSILP Units (including the Special Limited Partner) calculated at certain assumed rates. In addition to tax expenses, we and the Special Limited Partner will also incur expenses related to the Special Limited Partner’s operations, including its payment obligations under the TRA, which could be significant and some of which RSILP will reimburse (excluding payment obligations under the TRA). The Special Limited Partner intends to cause RSILP to make ordinary distributions and tax distributions to the holders of RSILP Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the TRA and dividends, if any, declared by us. However, as noted below, RSILP’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of RSILP and its subsidiaries and restrictions on distributions that would violate any applicable law or restrictions contained in RSILP’s debt agreements (if any), or that would have the effect of rendering RSILP insolvent. If the Special Limited Partner is unable to make payments under the TRA for any reason, such payments will be deferred and accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.
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
We anticipate that the distributions the Special Limited Partner will receive from RSILP may, in certain periods, exceed our and the Special Limited Partner’s actual liabilities and the Special Limited Partner’s obligations to make payments under the TRA. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. If necessary, we may undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding RSILP Units, to maintain one-for-one parity between RSILP Units held by the Special Limited Partner and shares of Class A Common Stock.
Dividends on our Class A Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that RSILP will not reimburse, including taxes and amounts payable under the TRA and restrictions in financing agreements (if any). Financing arrangements may include restrictive covenants limiting our ability to pay dividends or make other distributions to our stockholders. In addition, RSILP is generally prohibited under Delaware law from making distributions to partners to the extent that, at the time of the distribution, after giving effect to the distribution, RSILP’s liabilities (with certain exceptions) exceed the fair value of its assets. RSILP’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to RSILP. If RSILP does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
The TRA requires the Special Limited Partner to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.
The Sellers may in the future exchange their RSILP Units, together with the cancellation of an equal number of shares of Class V Voting Stock, for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These exchanges are expected to result in increases in the Special Limited Partner’s allocable share of the tax basis of RSILP’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we and the Special Limited Partner would otherwise be required to pay in the future had such exchanges never occurred.
In connection with the Business Combination, the Special Limited Partner entered into the TRA, which generally provides that it pay an amount equal to 85% of certain net tax benefits, if any, that we and our consolidated subsidiaries (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated by the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are the Special Limited Partner’s obligation, not RSILP’s. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, our Class A Common Stock’s market price at the time of the exchange and the amount and timing of the recognition of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the TRA are outside of our control, we expect that the payments the Special Limited Partner will make under the TRA will be substantial and could have a material adverse effect on our financial condition.
Any payments made by the Special Limited Partner under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, the Special Limited Partner’s future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.
In certain cases, payments under the TRA may exceed the actual tax benefits we and our consolidated subsidiaries (including the Special Limited Partner) realize or be accelerated.
Payments under the TRA are based on the tax reporting positions that we and our consolidated subsidiaries (including the Special Limited Partner) determine. The Internal Revenue Service (“IRS”) or another taxing authority may challenge all or part of the tax basis increases, as well as other tax positions that we and our consolidated subsidiaries (including the Special Limited Partner) take, and a court may sustain such a challenge. If any tax benefits initially claimed by us or our consolidated subsidiaries (including the Special Limited Partner) are disallowed, the Sellers and the exchanging holders will not be required to reimburse the Special Limited Partner for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be applied against and reduce any future cash payments otherwise required to be made by the Special Limited Partner, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us and our consolidated subsidiaries (including the Special Limited Partner) may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we and our consolidated subsidiaries (including the Special Limited Partner) might otherwise be required to make under the TRA and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances the Special Limited Partner could make payments under the TRA in excess of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) actual income or franchise tax savings, which could materially impair our and our consolidated subsidiaries’ (including the Special Limited Partner’s) financial condition.
Moreover, the TRA provides that, in the event that (i) the Special Limited Partner exercises its early termination rights thereunder, (ii) certain changes of control of us, the Special Limited Partner or RSILP occur (as described in the RSILP A&R LPA), (iii) the Special Limited Partner in certain circumstances, fails to make a payment required under the TRA by its due date, which failure continues for 30 days following such date or (iv) we or the Special Limited Partner materially breach any of our material obligations under the TRA other than as described in the foregoing clause (iii), which breach continues without cure for 30 days following receipt of written notice thereof and written notice of acceleration is received by us and/or the Special Limited Partner thereafter (except if the TRA is rejected in a case commenced under bankruptcy laws, no acceleration notice is required), in the case of clauses (iii) and (iv), unless certain liquidity exceptions apply, the Special Limited Partner’s obligations under the TRA will accelerate and the Special Limited Partner will be required to make a lump-sum cash payment to the Sellers and/or other applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which payment would be based on certain assumptions, including those relating to our and our consolidated subsidiaries’ (including the Special Limited Partner’s) future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we and our consolidated subsidiaries (including the Special Limited Partner) realize subsequent to such payment because it would be calculated assuming, among other things, that we and our consolidated subsidiaries (including the Special

Limited Partner) would have certain assumed tax benefits available to us and that we and our consolidated subsidiaries (including the Special Limited Partner) would be able to use the assumed and potential tax benefits in future years.
There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual income or franchise tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize. Furthermore, the Special Limited Partner’s obligations to make payments under the TRA could also delay, defer or prevent certain mergers, asset sales, other forms of business combinations or other changes of control.
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
Factors affecting the trading price of our securities may include:
•success of our competitors, and actual or anticipated fluctuations in our financial results or those of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results, changes in securities analysts’ financial estimates and recommendations concerning us or the industries in which we operate in general, or our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•lack of adjacent competitors;
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
•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, currency fluctuations, pandemics and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The NYSE and the stock market in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

There can be no assurance that we will be able to comply with the NYSE’s continued listing standards.
Our continued eligibility for listing on the NYSE depends on a number of factors. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including: (i) a limited availability of market quotations for our securities; (ii) a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock; (iii) a limited amount of analyst coverage; and (iv) a decreased ability to issue additional securities or obtain additional financing in the future.
Our Charter’s exclusive forum provision may have the effect of discouraging lawsuits against our directors and officers.
Unless we consent in writing to the selection of an alternative forum, our Charter requires that any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a breach of a fiduciary duty owed by any director, officer, employee or stockholder to us or to our stockholders, (iii) action asserting a claim against us, our directors, officers, employees or stockholders arising pursuant to the Delaware General Corporation Law, our Charter or our bylaws, or (iv) action asserting a claim against us, our directors, officers, employees or stockholders governed by the internal affairs doctrine under Delaware law shall be brought, to the fullest extent permitted by law, solely and exclusively in the Delaware Court of Chancery; provided, however, that, if the Delaware Court of Chancery lacks subject matter jurisdiction over any such actions, our Charter provides that the sole and exclusive forum shall be another state or federal court located within Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant.
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
While we believe this provision benefits us by providing increased consistency in the application of law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors, officers, employees or stockholders.
Provisions in our Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for securities and could entrench management.
Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may deem to be in their best interests. These provisions include a staggered board, the controlling provisions of the Investor Rights Agreement, a supermajority vote required to amend certain Charter provisions and the Board’s ability to designate the terms, and issue new series, of preferred stock, which may make removing management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
General Risk Factors
Economic downturns and political and market conditions beyond our control, including reduced consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects.
Our financial performance is subject to global and U.S. economic conditions and their impact on consumer spending. Economic recessions, high inflation and rising interest rates have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business, financial condition, results of operations and prospects.
Consumer discretionary spending and consumer preferences are driven by socioeconomic factors beyond our control, and our business is sensitive to reductions from time to time in consumer discretionary spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, declines in consumer confidence in the economy, economic slowdowns, sustained high levels of unemployment or inflation, increased interest rates, and rising prices, in particular of food and energy, fears of war and acts of terrorism or perceived weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as online casino and sports betting. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including those noted above as well as a general tightening of credit availability, decreased liquidity in certain financial markets, foreign exchange fluctuations, transportation or supply chain disruptions, natural disasters or significant declines in stock markets, as well as concerns regarding pandemics or other health emergencies, could lead to reductions in discretionary spending on leisure activities such as online casino and sports betting.
We may be subject to litigation in the operation of our business, and an adverse outcome in one or more proceedings could adversely affect our business.
As a growing company with expanding operations, we may from time to time increasingly face the risk of claims, lawsuits and other proceedings involving intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, regulatory and compliance, competition and antitrust, commercial disputes, services and other matters. Litigation to defend us against third-party claims or to enforce any rights that we may have against third parties may be necessary, which may result in substantial costs and divert resources and our management’s attention, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.
From time to time, we receive formal and informal inquiries from government authorities and regulators, including gaming regulators and tax authorities, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could adversely affect our business, financial condition, results of operations and prospects. Further, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business, financial condition, results of operations and prospects.
Our insurance may not provide adequate levels of coverage against claims.
We intend to maintain insurance that we believe is customary for a business of our size and type. However, we may incur losses that cannot be insured against or that we believe are not economically reasonable to insure. Any loss incurred could exceed policy limits or be below our applicable deductible, and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business, financial condition, results of operations and prospects.
We may have difficulty accessing the service of banks, credit card issuers and payment processing providers, which may make it difficult to provide our offerings.
Although financial institutions, credit card issuers and payment processors are permitted to provide services to us and others in our industry, they may be hesitant to offer their services to real-money gaming businesses. Consequently, the businesses involved in our industry, including ourselves, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest, in particular in jurisdictions that are in the process of becoming regulated or are newly regulated. If we are unable to maintain our bank accounts or our customers are unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platform, it would make it difficult for us to operate our business, increase our operating costs and pose additional operational, logistical and security challenges, which could result in an inability to implement our business plan.
Catastrophic events or geopolitical conditions may disrupt our business.
Global pandemics, epidemics or other large-scale health emergencies may adversely affect our operations, financial condition and results of operations. The extent to which global pandemics or similar health emergencies may impact our business going forward will depend on factors such as the duration and scope of the pandemic or emergency; governmental, business and individuals’ responses to the pandemic or emergency; and the impact on economic activity including the possibility of recession or financial market instability.
Measures to contain a global pandemic or health emergency may intensify other risks described in these Risk Factors. Any of these measures may adversely impact our ability to: maintain our operations infrastructure; offer the full scope of our offerings, in particular if sporting events or seasons are disrupted; effectively scale and grow our technical infrastructure to accommodate increased demands, especially in light of supply chain issues and increased network and Internet usage; effectively manage our international operations through changes in trade practices and policies; and sustain our operational effectiveness and productivity. We may incur increased costs to effectively manage these aspects of our business. If we are unsuccessful it may adversely impact our revenues, cash flows, market share and reputation.
A disruption or failure of our systems or operations because of a catastrophic event such as an earthquake, weather event, cyberattack, terrorist attack, pandemic or similar health emergency could cause downtime or degradation of our platform or offerings or in other critical functions provided by us or third parties. Abrupt political change, terrorist activity, and armed conflict could cause economic disruptions, which may increase our operating costs and cause supply chain issues. Geopolitical change may cause changing regulatory regimes and requirements and market interventions that could impact our operating strategies, access to certain jurisdictions, hiring and profitability. Geopolitical instability may lead to sanctions or impact our ability to do business in some markets. Any of these changes may negatively impact our revenues.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 6,575 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams. This lease is set to expire on April 30, 2024, subject to our option to extend the term for two successive terms of two years each. We also lease office space in the United States (New Jersey), Colombia (Bogota, and Medellin), Estonia (Tartu and Tallin), and Canada (Toronto).
We anticipate obtaining additional space as we continue to grow globally and increase headcount. We currently believe that our facilities are suitable and adequate to meet our needs for the immediate future, and that the productive capacity in such facilities is substantially being utilized, taking into consideration the needs of a more remote workforce, and that suitable additional space will be available to accommodate any expansion of our operations as needed.
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
As of March 1, 2023, there were 64 holders of record of our Class A Common Stock and 20 holders of record of our Class V Voting Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Stock Price Performance
The graph above compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the NYSE Composite Index. The graph assumes an initial investment of $100 in our Class A Common Stock at the market close on February 21, 2020, which was our initial trading day. Data for the S&P 500 Consumer Discretionary Index and the NYSE Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 11 to our consolidated financial statements, included elsewhere in this Annual Report, for additional information.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). We present these non-GAAP financial measures because they provide us and readers of this MD&A with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Loss, the most comparable GAAP measure, are provided in this MD&A.
Unless the context requires otherwise, all references in this MD&A to the “Company,” “we,” “us,” or “our” refer to the Rush Street Interactive, Inc. and its subsidiaries.
Our Business
We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S., Canada and Latin American markets. Our mission is to engage and delight players by delivering friendly, fun and fair betting experiences. In furtherance of this mission, we strive to create an online community for our customers where we are transparent and honest, treat our customers fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide our customers with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting, and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states and the international markets as outlined in the table below.

Jurisdiction	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners under our brands or our partners’ respective brands depending on the terms of our arrangement. Many of our social gaming offerings are marketed under our own brands, although we also offer social gaming under our partners’ brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
Impact of COVID-19
COVID-19 significantly impacted our business. Beyond disruptions in our normal business operations in prior years, COVID-19 impacted consumer habits and preferences, with some consumers opting to avoid crowded public places such as land-based casinos. In prior years, COVID-19 also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of sports seasons and sporting events or exclusion of certain players or teams from sporting events, which tended to reduce customers’ use of, and spending on, our sports betting offerings. A future pandemic may have a similar, material adverse impact on our business.
Our revenue varies based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from a future pandemic may adversely affect our revenue, possibly materially. However, our online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
Our Business Model
We enter new markets by leveraging our proprietary online gaming platform and our ability to provide either a full-suite service model or a customized solution to fit a specific situation. Our business model is designed to be nimble, innovative and customer-centric. By leveraging our dynamic proprietary online gaming platform, we generally aim to be

“first to market” where real-money online gaming has been newly legalized and where our management determines that it is desirable to enter such market.
We currently generate revenue through two operating models: (i) B2C and (ii) B2B. Through our primary operating model, B2C, we offer online casino, online sports betting, retail sports betting and social gaming directly to the end customer through our websites, apps or physical retail locations. Our B2C operations contributed more than 98% of our total revenue for the years ended December 31, 2022 and 2021, and we expect that it will continue to be our primary operating model into the future. While real-money B2C transactions represent a majority of our revenue, our social gaming offerings generally increase customer engagement and build online databases in key markets both before and after legalization and regulation. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our land-based partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission. B2C and B2B products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand.
Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a bricks-and-mortar casino or other type of local partner such as a professional sports team. Consequently, we leverage our relationships with bricks-and-mortar casinos and others in the gaming industry to find high-quality, reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to comply with the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market. To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring there are exciting benefits at each of the customer loyalty levels we currently offer.
The Business Combination
On December 29, 2020, we completed the Business Combination. See “Business — Business Combination” for a description of the Business Combination and the agreements entered into in connection therewith.
Trends in Key Metrics
Monthly Active Users
MAUs is the number of unique users per month who have placed at least one real-money bet across one or more of our online casino or online sports betting offerings. For periods longer than one month, we average the MAUs for the months in the relevant period. We exclude users who have made a deposit but have not yet placed a real-money bet on at least one of our online offerings. We also exclude users who have placed a real-money bet but only with promotional incentives. The numbers of unique users included in calculating MAUs only include U.S.- and Canada-based users of our online real-money offerings.
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

The chart below presents our average MAUs for the years ended 2022, 2021 and 2020:
The year-over-year increase in MAUs for 2022 compared to 2021 was mainly due to our continued growth and strong customer retention rates in existing markets such as Pennsylvania, Illinois, Michigan and New Jersey, as well as our expansion into new markets such as New York, Ontario (Canada), Louisiana and Maryland. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The year-over-year increase in MAUs for 2021 compared to 2020 was mainly due to our continued growth and strong customer retention rates in existing markets such as Pennsylvania, Illinois, New Jersey, Indiana and Colorado, as well as our expansion into new markets such as Michigan, Virginia, Connecticut, West Virginia and Arizona. Additionally, we continued to achieve a positive response from our strategic advertising and marketing efforts.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the years ended 2022, 2021 and 2020:
The year-over-year decrease in ARPMAU for 2022 compared to 2021 was mainly due to an increase in the number of sports betting-only markets such as New York, Louisiana and Maryland, which, when combined with our increased promotional and advertising activities in those markets, resulted in an increase in the number of customers in sports betting-only markets. Sports betting-only customers generally generate less revenue per customer than customers who use online casino. This year-over-year decrease in ARPMAUs was partially offset by decreased customer bonusing volumes in existing markets and the addition of the Ontario (Canada) market, which includes casino operations.
The year-over-year increase in ARPMAU for 2021 compared to 2020 was mainly due to a favorable mix of online casino MAUs, as casino customers generally generate more revenue per user than sports betting customers. Additionally, as our product offerings continue to be available in more mature markets, customer bonusing volumes have decreased, thus resulting in higher ARPMAUs. This year-over-year increase in ARPMAUs was partially offset by increased promotional spend related to new market launches in jurisdictions such as Michigan, Virginia, West Virginia, Arizona and Connecticut.
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
The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Net loss	$(134,332)	$(71,092)	$(131,645)

Interest expense, net	573	187	135
Income tax expense	8,961	4,688	2,919
Depreciation and amortization	14,325	4,245	2,082
Change in fair value of earnout interests liability	—	13,740	2,338
Change in fair value of warrant liabilities	—	(41,802)	(7,166)
One-time payment from Affiliated casino	—	—	(9,000)
Share-based compensation	18,691	24,912	144,733
Adjusted EBITDA	$(91,782)	$(65,122)	$4,396
Key Factors Affecting Our Results
Our financial position and results of operations depend, to a significant extent on the following factors:
Industry Opportunity and Competitive Landscape
We operate within the global gaming and entertainment industry, which is comprised of diverse products and offerings that compete for consumers’ time and disposable income. As we prepare to enter new jurisdictions, we expect to face significant competition from other existing industry players, some of which may have more experience in online casino, and online and/or retail sports betting or in one or more of the markets in which we operate or intend to operate, and have access to more resources. We believe that our proprietary online gaming platform, our experience operating in domestic and foreign jurisdictions, our brand and marketing strategies, which appeal to both male and female customers, and our many unique product offerings and bonusing features will enable us to compete with such existing industry players.
Our performance may vary from one jurisdiction to the next, resulting from the level of competition in each jurisdiction.
Legalization, Regulation and Taxation
Our financial growth prospects largely depend on our ability to make our online casino and sports betting offerings available in more jurisdictions, with particular emphasis on the United States and Latin America, a trend that we believe is still in its early stage. Online casino may expand further due to many factors, including that many U.S. states are seeking ways to increase revenues. Online sports betting’s prospects were made possible after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to enter new jurisdictions that we believe are financially prudent for us to enter. Online casino is currently authorized only in seven U.S. states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). As of the date hereof, 35 states and the District of Columbia have authorized sports betting. Of those 36 jurisdictions, 26 states have authorized statewide online sports betting while 10 remain authorized for retail-only at casinos or retail locations.
The process of securing the necessary licenses or partnerships to operate in a given jurisdiction may take longer than we anticipate. In addition, legislative or regulatory restrictions and gaming taxes may make it less attractive or more difficult for us to do business in a particular jurisdiction. Further, certain jurisdictions require us to have a relationship with a bricks-and-mortar casino or other land-based partner for online casino and/or sports betting access, which tends to increase our costs of revenue. Jurisdictions that have established state or government-run monopolies may limit opportunities for private operators such as us.
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
These investments and personalized promotions are intended to increase consumer awareness and drive engagement. While we have some data points of the effectiveness of our marketing and promotion activities, our limited operating history and the relative novelty of the U.S. online casino and sports betting industries make it difficult for us to predict when we will achieve our longer-term profitability objectives.
Managing Wagering Risk
The online casino and retail and online sports betting businesses are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of online casino wager or retail or online sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of winnings to total amount bet) of the gaming offerings we make available to our customers. We use the hold percentage as an indicator of an online casino game or retail or online sports bet’s performance against its expected outcome. Although each bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. The element of chance may affect win rates (hold percentages); these win rates, particularly for retail and online sports betting, may also be affected in the short term by factors that are largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, the financial resources of customers, the volume of bets placed and the amount of time spent betting. For online casino games, a random number generator outcome or game could malfunction and award errant prizes. For retail and online sports betting, our platform could erroneously posts odds or otherwise be misprogrammed to pay out odds that are highly favorable to bettors, and bettors place bets before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting products are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and retail and online sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our customers exceeding those anticipated. The variability of win rates (hold rates) also has the potential to adversely affect our business, financial condition, results of operations, prospects and cash flows.

Mix of Revenue Based on Time Period in Markets
Our profitability generally depends on how long we have been operating in each jurisdiction. Usually, but not always, our profitability levels will increase in a jurisdiction as we have operated there for longer.
Mix of Revenue From Our Different Operating Models
Because we operate using two different operating models, each of which has its own unique range of profitability, the relative proportion of revenue that is derived from each operating model in a given time period could impact our overall level of profitability.
Key Components of Revenue and Expenses
Revenue
We currently offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states, Colombia, Ontario, Canada and Mexico. We also provide social gaming (where permitted), where users can earn or purchase virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. and Canada operations, with the remaining revenue being generated from our Latin America (including Mexico) operations. See Note 4 to our consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings:
Online Casino
Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette) and slot machines. For these offerings, similar to bricks-and-mortar casinos, we generate revenue through hold, or gross winnings, as customers play against the house. Like bricks-and-mortar casinos, there is volatility with online casino, but as the number of bets placed increases, the revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than sports betting revenue.
Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games and a small number of proprietary games that we developed in-house. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our in-house developed casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky), and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in the progressive jackpot reserve.
Online Sports Betting
Online sports betting involves a user placing a bet on the outcome of a sporting event, a sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a positive long-term betting win margin. In addition to traditional fixed-odds betting, we also offer other fixed-odd sports betting products including in-game betting and multi-sport and same-game parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering.
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
In addition, certain relationships with our partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets.
Social Gaming
We provide social gaming (where permitted) where users can earn or purchase virtual credits to enjoy free-to-play games. Users who exhaust their credits can either purchase additional virtual credits from the virtual cashier or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.
Our social gaming business has three main goals: build online databases in key markets ahead of and post-legalization and regulation; generate revenues; and increase engagement and visitation to our bricks-and-mortar partner properties. Our social gaming products are a marketing tool that keeps the applicable brands present in the minds of our users and engages with users through another channel while providing the entertainment value that users seek. We also leverage our social gaming products to cross-sell to our real-money offerings in jurisdictions where real-money gaming is authorized.
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
Our ability to effectively market is critical to our success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content and unique game and site features, to attract and engage customers. Further, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.
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
Comparison of the Years Ended December 31, 2022 and 2021

	Years Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Revenue	$592,212	$488,105	$104,107	21%
Costs of revenue	414,664	332,145	82,519	25%
Advertising and promotions	220,460	190,476	29,984	16%
General administration and other	67,561	55,518	12,043	22%
Depreciation and amortization	14,325	4,245	10,080	237%
Loss from operations	(124,798)	(94,279)	(30,519)	32%
Interest expense, net	(573)	(187)	(386)	206%
Change in fair value of earnout interests liability	—	(13,740)	13,740	(100)%
Change in fair value of warrant liabilities	—	41,802	(41,802)	(100)%
Loss before income taxes	(125,371)	(66,404)	(58,967)	89%
Income tax expense	8,961	4,688	4,273	91%
Net loss	$(134,332)	$(71,092)	$(63,240)	89%
Revenue. Revenue increased by $104.1 million, or 21%, to $592.2 million in 2022 as compared to $488.1 million in 2021. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets, as well as our expansion into new markets such as Ontario, Canada, New York, Mexico, and Maryland, which launched after December 31, 2021. The increase reflects higher period-over-period online casino and sports betting revenue of $96.5 million and retail sports betting revenue of $7.9 million, offset by a decrease in social gaming revenue of $0.3 million.
Costs of Revenue. Costs of revenue increased by $82.5 million, or 25%, to $414.6 million in 2022 as compared to $332.1 million in 2021. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets. Gaming taxes, operating expenses, payment processing costs, and market access costs contributed $39.8 million, $23.0 million, $10.8 million and $5.4 million, respectively, to the year-over-year increase in costs of revenue, with personnel costs contributing to the remaining $3.5 million of the year-over-year increase. Costs of revenue as a percentage of revenue increased to 70% in 2022 as compared to 68% in 2021.
Advertising and Promotions. Advertising and promotions expense increased by $30.0 million, or 16%, to $220.5 million in 2022 as compared to $190.5 million in 2021. The increase was mainly due to new and increased marketing efforts and strategies in newly entered and existing markets to increase customer awareness and acquisition of our offerings. The Company’s efforts included executing strategic marketing or sponsorship arrangements with professional sports teams (including the New Orleans Pelicans and Chicago Bears), former athletes and sports team staff (including NY Mets manager Bobby Valentine, Mark Schlereth, Joakim Noah and James Blake), broadcasting personalities (including broadcast legend Mike Francesa, Canadian sports broadcasting icon Dan O’Toole, Bob McCown and Mike Missanelli), LaLiga, sports venues, podcast organizations and other media-related entities. Advertising and promotions expense as a percentage of revenue decreased to 37% in 2022 as compared to 39% in 2021.
General Administration and Other. General administration and other expense increased by $12.0 million, or 22%, to $67.5 million in 2022 as compared to $55.5 million in 2021. The year-over-year increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue remained flat at 11% for 2022 and 2021.
Depreciation and Amortization. Depreciation and amortization expense increased by $10.1 million, or 237%, to $14.3 million in 2022 as compared to $4.2 million in 2021. The increase was mainly due to additional purchases of property and equipment and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 2% in 2022 as compared to 1% in 2021.
Interest expense, net. Interest expense, net increased by $0.4 million, or 206%, to $0.6 million in 2022 as compared to $0.2 million in 2021. The increase was mainly attributable to the recognition of additional imputed interest associated with the recognition of deferred royalties, which was partially offset by interest income earned on the Company’s interest-bearing accounts and cash equivalents.
Change in fair value of earnout interests liability. Change in fair value of earnout interests liability was nil in 2022 and $13.7 million in 2021. Gains and losses are attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying share price of our Class A Common Stock. The liability was fully settled during the year ended December 31, 2021.
Change in fair value of warrant liabilities. Change in fair value of warrant liability was nil in 2022 and $41.8 million in 2021. Gains and losses are attributable to the remeasurement of the liability at fair value and were primarily a result of changes in the underlying share price of our Class A Common Stock. The liability was fully settled during the year ended December 31, 2021.
Income tax expense. Income tax expense increased by $4.3 million, or 91%, to $9.0 million in 2022 as compared to $4.7 million in 2021. The increase in income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax as a percentage of revenue increased to 2% in 2022 as compared to 1% in 2021.
Comparison of the Years Ended December 31, 2021 and 2020
A discussion of changes in our results of operations in 2021 compared to 2020 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 7, 2022, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Seasonality and Other Trends Impacting Our Business
Our results of operations may, and generally do, fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number, timing and type of sporting events, the length of professional sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or macroeconomic conditions. As customer engagement varies, so may our financial performance.
The number and amount of betting losses and jackpot payouts we experience may also impact our quarterly or annual financial results. Although our losses are limited per wager to a maximum payout, when looking at bets across a period of time, these losses can be significant. We offer progressive jackpot games in our online casino offerings. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the size of the jackpot it may have a significant negative affect on our cash flow and financial condition.
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the NFL, NBA and college football and basketball seasons. In addition, the shortening, delay or cancellation of major sports seasons or events due to events beyond our control such as strikes, lockouts like the MLB lockout that occurred from December 2021 through March 2022, or severe injuries like the one that resulted in the cancellation of the NFL’s Buffalo Bills versus the Cincinnati Bengals game in January 2023, may result in less money bet on sports and prevent us from garnering sufficient interest in our sports betting offerings, which could adversely impact our financial results.
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
We operate within the global gaming and entertainment industry, which is comprised of diverse products and offerings that compete for consumers’ time and disposable income. We face and expect to continue to face significant competition from other industry players both within existing and new markets including from competitors with access to more resources, existing assets such as brands or databases, or experience. Customer demands for new and innovative offerings and features require us to continue to invest in new technologies, features and content to improve the customer experience. Many jurisdictions in which we operate or intend to operate in the future have unique regulatory and/or technological requirements, which require us to have robust, scalable networks and infrastructure, and agile engineering and software development capabilities. The global gaming and entertainment industry has seen significant consolidation, regulatory change and technological development over the last few years, and we expect this trend to continue into the foreseeable future, which may create opportunities for us but may also create competitive and margin pressures. We are starting to see some other online gaming operators rationalize their marketing spend in North American jurisdictions, although their marketing spend may vary by quarter depending on, among other things, sports calendars, new market launches and prior commitments.
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
We had $179.7 million in cash and cash equivalents as of December 31, 2022 (excluding customer cash deposits from our real-money customers for all jurisdictions and products, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet for the foreseeable future.
In connection with the Business Combination, we executed the TRA, by and among the Special Limited Partner, RSILP, the Sellers and the Sellers’ representative, which generally provides that the Special Limited Partner pay an amount equal to 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalent and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. See Note 16 of our consolidated financial statements, included elsewhere in this Annual Report for a summary of our commitments as of December 31, 2022. We also expect to increase our marketing, advertising and promotional spend in certain existing and new markets, as well as market access fees and license costs as we continue to enter into new market access arrangements with local partners in new jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to our consolidated financial statements, included elsewhere in this Annual Report.
We expect our material cash requirements during the upcoming 12-month period to include $21.6 million of non-cancellable purchase obligations with marketing vendors, $7.9 million of license and market access fees and $1.1 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $65.3 million of additional non-cancellable purchase obligations including obligations for license and market access fees, arrangements with marketing vendors and lease payments subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
As of December 31, 2022, we had no off-balance sheet arrangements.
Debt
As of December 31, 2022, we had no debt outstanding. We have an outstanding letter of credit for $1.7 million in connection with our operations in Colombia, for which no amounts have been drawn as of December 31, 2022.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Net cash (used in) provided by operating activities	$(60,321)	$(48,186)	$16,179
Net cash used in investing activities	(28,990)	(37,002)	(6,243)
Net cash (used in) provided by financing activities	(1,216)	125,584	241,071
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,721)	(2,132)	515
Net change in cash, cash equivalents and restricted cash	$(94,248)	$38,264	$251,522
A discussion of changes in cash flows in 2022 compared to 2021 is included below. A discussion of changes in cash flows in 2021 compared to 2020 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended

December 31, 2021, filed with the SEC on March 7, 2022, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Operating activities. Net cash used in operating activities was $60.3 million for the year ended December 31, 2022 as compared to $48.2 million used in operating activities for the year ended December 31, 2021. The increased use of cash reflects a higher period-over-period net loss totaling $63.2 million, which offset by higher non-cash expenses totaling $32.2 million and an increase in working capital changes of $18.8 million. The increase in non-cash expenses totaling $32.2 million was driven primarily by the impact of changes in fair value of warrant liabilities of $41.8 million, an increase in depreciation and amortization expense of $10.1 million, an increase in non-cash lease expense of $0.3 million, offset by the impact of changes in fair value of earnout interests liability of $13.7 million, a decrease in share-based compensation expense of $6.2 million and an increase in deferred tax assets of $0.1 million.
Investing activities. Net cash used in investing activities during 2022 decreased by $8.0 million to $29.0 million, as compared to $37.0 million during 2021. The decrease reflects lower period-over-period costs including decreased gaming license acquisition purchases of $18.0 million, investment in equity of $1.5 million, investment in long-term deposits of $0.1 million and acquisition of developed technology intangible assets of $3.3 million, offset by an increase in cash paid for internally developed software costs of $12.7 million, property and equipment costs of $0.3 million and acquisition of trademark intangible assets of $1.9 million.
Financing activities. Net cash provided by financing activities during 2022 decreased by $126.8 million to net cash used of $1.2 million, as compared to net cash provided of $125.6 million during 2021. The decrease primarily reflects the net proceeds from the exercise of warrants received in 2021 of $131.6 million, which was offset by the decreased costs to repurchase common stock of $3.5 million, decreased principal payments of finance lease liabilities of $0.9 million and decreased distributions paid to non-controlling interest holders of $0.4 million.
Critical Accounting Estimates
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
Share-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. Following the Business Combination, the fair value of our Class A Common Stock is determined based on the quoted market price. To estimate the fair value of stock option awards, we used the Black-Scholes model, and we used a Monte Carlo simulation to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation require management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our share-based compensation expense for future periods could be materially different, including as a result of adjustments to share-based compensation expense recorded for prior periods.

Share-based Compensation (prior to the Business Combination)
A discussion of Share-based Compensation (prior to the Business Combination) has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 7, 2022, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Fair value measurements
Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we use the following three-tier fair value hierarchy in determining the inputs used in measuring fair value:
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
•Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models and fund manager estimates.
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values and are subject to inherent uncertainty and the application of judgment. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. Financial liabilities subject to fair value measurements on a recurring basis included the Earnout Interests Liability and Warrant Liabilities.
Earnout Interests Liabilities
The earnout interests, as described in Note 9 to our consolidated financial statements, included elsewhere in this Annual Report, were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the year ended December 31, 2021, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, was dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must have equaled or exceeded the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would have resulted in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions.
We obtained a third-party valuation at December 29, 2020 (i.e., the Closing date) and at December 31, 2020 based upon assumptions regarding share price, maturity, volatility and risk-free rate. The share price represents the trading price as of the valuation date. The maturity assumption represents the time to maturity or expiration of the earnout interest, which was three years. The volatility in the analysis was determined using the Guideline Public Companies’ daily trading activity. Daily volatilities were calculated based on the daily trading activity using a historical lookback period commensurate with the maturity. The selected volatility was the average of the Guideline Public Companies’ volatility for the period, which was calculated to be 54.58%. The risk-free rate utilizes the three-year U.S. Treasury bond rate in effect at the time of the grant.
The fair value was determined using a Monte Carlo simulation of 500,000 trials to value the earnout interests as of the valuation date. Within each trial, the Geometric Brownian Motion formula is used to simulate the underlying security price through the life of the earnout interests. In each trial, the 10th largest simulated trading price within any 20-day trading period was observed to determine if and when the earnout interests met either of the threshold values ($12.00 and $14.00) defined in the Trigger Events. Each future value is discounted to the appropriate valuation date at the risk-free rate to determine the value conclusion within each trial. The average of all 500,000 trials yields the overall valuation conclusion. The assumptions, inputs and methodologies we use in determining fair value result in inherent uncertainty due to the application of judgment.
As of December 31, 2022, none of the earnout interests remained outstanding.
Warrant Liabilities
As described in Note 8 to our consolidated financial statements, included elsewhere in this Annual Report, we evaluated the warrants that entitled the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”), Private Placement Warrants and Working Capital Warrants under ASC 815-40, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders needed to participate in such tender offer or exchange to trigger the potential cash settlement and we did not control the occurrence of such an event, we concluded that the Public Warrants, Private Placement Warrants and Working Capital Warrants did not meet the conditions to be classified in equity. Because the Public Warrants, Private Placement Warrants and Working Capital Warrants met the definition of a derivative under ASC 815-40, we recorded these warrants as liabilities on our consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in our consolidated statement of operations.
We determined the fair value of our Public Warrants based on the publicly listed trading price of such warrants on the valuation date. We determined the fair value of the Private Placement Warrants and Working Capital Warrants using Level 3 inputs within a Black-Scholes model. The Private Placement Warrants and Working Capital Warrants were valued as of December 29, 2020 (i.e., the Closing date) and December 31, 2020. The significant inputs and assumptions in this method were the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input was the closing stock price as of each valuation date and the exercise price was the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operated in a similar industry or were our direct competitors. Volatility for each comparable was calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis was performed in a risk-neutral framework, which required a risk-free rate assumption based upon constant-maturity treasury yields, which were interpolated based on the remaining term of the Private Placement Warrants and Working Capital Warrants as of each valuation date. The term/maturity was the duration between each valuation date and the maturity date, which was five years following the Closing date, or December 29, 2025.
As of December 31, 2022, none of the warrants remained outstanding.
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
We regularly review our deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, we have determined we are not more-likely-than-not to realize existing deferred tax assets and thus have recorded a valuation allowance. As we reassess these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.
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
Interest Rate Risk
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $206.1 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our consolidated financial statements for the year ended December 31, 2022.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 15% and 10% of our revenue for the fiscal years ended December 31, 2022 and 2021, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our consolidated financial statements for the year ended December 31, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the fiscal year ended December 31, 2022. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm because as a “Emerging Growth Company” our independent registered public accounting firm is not required to issue such an attestation report.
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
ITEM 9B. OTHER INFORMATION
On March 2, 2023, Messrs. Bluhm, our Executive Chairman, and Carlin, a significant stockholder and former CEO and vice chairman of the Company, and the other parties to that certain Voting Agreement dated as of December 24, 2020 (the “Bluhm Carlin Voting Agreement”), mutually agreed to terminate the Bluhm Carlin Voting Agreement with immediate effect. Simultaneous with that termination, on March 2, 2023, Neil Bluhm and his respective trusts and Mr. Schwartz, our Chief Executive Officer, entered into a Voting Agreement substantially identical to the Bluhm Carlin Voting

Agreement, pursuant to which they agreed to vote together on certain matters presented to the Company’s stockholders for so long as the agreement is in effect. As a result of this new voting agreement between Messrs. Bluhm and Schwartz, the Company will remain a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, which status permits the Company to elect not to comply with certain corporate governance requirements as further described herein.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(a)1. Financial Statements

Consolidated Financial Statements of Rush Street Interactive, Inc. as of December 31, 2022 and 2021 and for the years ending December 31, 2022, 2021 and 2020.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Income (Loss)	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Rush Street Interactive, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rush Street Interactive, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Whippany, New Jersey
March 2, 2023
PCAOB ID Number 100

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$179,723	$281,030
Restricted cash	26,358	19,299
Players' receivables	11,174	5,829
Due from affiliates	35,904	28,159
Prepaid expenses and other current assets	11,312	7,433
Total current assets	264,471	341,750

Intangible assets, net	69,025	53,380
Property and equipment, net	9,764	7,232
Operating lease right-of-use asset	1,852	1,562
Other assets	5,234	4,807
Total assets	$350,346	$408,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,803	$6,501
Accrued expenses	64,903	48,287
Players' liabilities	42,512	24,160
Deferred royalty, short-term	1,526	1,415
Operating lease liabilities, short-term	722	509
Other current liabilities	4,479	3,062
Total current liabilities	143,945	83,934

Deferred royalty, long-term	14,106	15,633
Operating lease liabilities, long-term	1,177	1,148
Other long-term liabilities	244	315
Total liabilities	159,472	101,030

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of December 31, 2022 and 2021; 65,111,616 and 61,118,406 shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2022 and 2021; 155,955,584 and 158,702,329 shares issued and outstanding as of December 31, 2022 and 2021, respectively	16	16
Additional paid-in capital	177,683	167,270
Accumulated other comprehensive loss	(1,648)	(475)
Accumulated deficit	(120,012)	(81,381)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	56,045	85,436

Non-controlling interests	134,829	222,265
Total stockholders’ equity	190,874	307,701
Total liabilities and stockholders’ equity	$350,346	$408,731
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2022	2021	2020
Revenue	$592,212	$488,105	$278,500

Operating costs and expenses
Costs of revenue	414,664	332,145	190,873
Advertising and promotions	220,460	190,476	56,517
General administration and other	67,561	55,518	162,447
Depreciation and amortization	14,325	4,245	2,082
Total operating costs and expenses	717,010	582,384	411,919
Loss from operations	(124,798)	(94,279)	(133,419)

Other income (expenses)
Interest expense, net	(573)	(187)	(135)
Change in fair value of warrant liabilities	—	41,802	7,166
Change in fair value of earnout interests liability	—	(13,740)	(2,338)
Total other income (expense)	(573)	27,875	4,693
Loss before income taxes	(125,371)	(66,404)	(128,726)

Income tax expense	8,961	4,688	2,919
Net loss	(134,332)	(71,092)	(131,645)

Net loss attributable to non-controlling interests	(95,701)	(51,603)	(132,726)
Net (loss) income attributable to Rush Street Interactive, Inc.	$(38,631)	$(19,489)	$1,081

Net (loss) income per common share attributable to Rush Street Interactive, Inc. – basic	$(0.61)	$(0.35)	$0.02
Weighted average common shares outstanding – basic	63,532,906	56,265,541	43,579,704

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.61)	$(0.51)	$(0.01)
Weighted average common shares outstanding – diluted	63,532,906	57,426,885	52,242,606
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands except for share and per share amounts)

	December 31,
	2022	2021	2020
Net loss	$(134,332)	$(71,092)	$(131,645)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,886)	(2,111)	524
Comprehensive loss	(138,218)	(73,203)	(131,121)

Comprehensive loss attributable to non-controlling interests	(98,441)	(53,168)	(132,202)
Comprehensive (loss) income attributable to Rush Street Interactive, Inc.	$(39,777)	$(20,035)	$1,081
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	706,465	—	—	—	5,459	—	—	5,459	13,232	18,691
Foreign currency translation adjustment	—	—	—	—	—	(1,146)	—	(1,146)	(2,740)	(3,886)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	3,226,745	—	(3,226,745)	—	—	—	—	—	—	—
Acquisition of trademark intangible asset	60,000	—	480,000	—	786	—	—	786	1,914	2,700
Net loss	—	—	—	—	—	—	(38,631)	(38,631)	(95,701)	(134,332)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,168	(27)	—	4,141	(4,141)	—
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	—	$—	$—	$93	$(61,892)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	855,894	—	—	—	—	—	6,196	—	—	6,196	18,716	24,912
Foreign currency translation adjustment	—	—	—	—	—	—	—	(546)	—	(546)	(1,565)	(2,111)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	70,144	—	—	70,146	189,749	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—	—	—	(850)	(2,615)	(3,465)
Reissuance of treasury stock	—	—	—	—	(218,589)	850	(850)	—	—	—	—	—
Settlement of earnout interests liability	—	—	—	—	—	—	79,779	—	—	79,779	285,009	364,788
Acquisition of developed technology intangible assets	158,127	—	—	—	—	—	691	—	—	691	1,809	2,500
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(397)	(397)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,297,671	—	(1,297,671)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,489)	(19,489)	(51,603)	(71,092)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	11,310	(22)	—	11,288	(11,288)	—
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	—	$—	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit	Non- Controlling Interests	Members’ Equity (Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019(1)	—	$—	—	$—	$—	$—	$—	$—	$—	$(3,368)	$(3,368)
Members' contribution	—	—	—	—	—	—	—	—	—	6,500	6,500
Share-based compensation	—	—	—	—	—	—	—	—	—	1,692	1,692
Distribution to members	—	—	—	—	—	—	—	—	—	(5,192)	(5,192)
Settlement of share-based liability in exchange for RSILP Units	—	—	—	—	—	—	—	—	—	150,382	150,382
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	524	524
Proceeds and shares issued in the Business Combination (Note 3)	44,792,517	4	160,000,000	16	—	93	(62,973)	(62,860)	(209,147)	(14,215)	(286,222)
Net income (loss)	—	—	—	—	—	—	1,081	1,081	3,597	(136,323)	(131,645)
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	$—	$93	$(61,892)	$(61,779)	$(205,550)	$—	$(267,329)
(1) Previously reported amounts have been adjusted for the retroactive application of the recapitalization related to the Business Combination. Refer to Note 3 for further information.
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(134,332)	$(71,092)	$(131,645)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share-based compensation expense	18,691	24,912	144,733
Depreciation and amortization expense	14,325	4,245	2,082
Deferred income tax	(50)	64	37
Noncash lease expense	616	355	205
Change in fair value of earnout interests liability	—	13,740	2,338
Change in fair value of warrant liabilities	—	(41,802)	(7,166)
Changes in assets and liabilities:
Players’ receivables	(5,345)	(5,050)	1,072
Due from affiliates	(7,745)	605	(25,629)
Prepaid expenses and other current assets	(3,879)	(4,562)	(306)
Other assets	312	(1,406)	(499)
Accounts payable	23,331	(5,546)	11,229
Accrued expenses and other current liabilities	17,472	22,077	16,325
Players’ liabilities	18,352	15,660	2,433
Deferred royalty	(1,416)	(30)	1,070
Lease liabilities	(653)	(356)	(100)
Net cash (used in) provided by operating activities	(60,321)	(48,186)	16,179

Cash flows from investing activities
Purchases of property and equipment	(4,157)	(3,847)	(1,872)
Acquisition of gaming licenses	(5,484)	(23,535)	(4,371)
Internally developed software costs	(16,770)	(4,091)	—
Investment in equity securities	—	(1,500)	—
Investment in long-term time deposits	(689)	(748)	—
Acquisition of trademark intangible asset, net of cash acquired	(1,890)	—	—
Acquisition of developed technology intangible assets	—	(3,281)	—
Net cash used in investing activities	(28,990)	(37,002)	(6,243)

Cash flows from financing activities
Proceeds from shares issued for warrants	—	131,588	—
Repurchase of common stock	—	(3,465)	—
Principal payments of finance lease liabilities	(1,216)	(2,142)	—
Distributions paid to non-controlling interest holders	—	(397)	—
Distribution to members	—	—	(5,192)
Proceeds from related party loan	—	—	650
Repayments of related party loan	—	—	(650)
Net proceeds from the Business Combination	—	—	239,763
Members’ capital contribution	—	—	6,500
Net cash (used in) provided by financing activities	(1,216)	125,584	241,071

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,721)	(2,132)	515

Net change in cash, cash equivalents and restricted cash	(94,248)	38,264	251,522
Cash, cash equivalents and restricted cash, at the beginning of the year	300,329	262,065	10,543
Cash, cash equivalents and restricted cash, at the end of the year	$206,081	$300,329	$262,065

	December 31,
	2022	2021	2020
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$965	$810	$1,305
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	1,124	2,547	—
Non-cash redemption of Private Placement and Working Capital Warrants	—	50,798	—
Non-cash settlement of Public Warrants	—	77,509	—
Non-cash settlement of Earnout Interests Liability	—	364,788	—
Reissuance of treasury stock	—	850	—
Class A shares issued to acquire developed technology intangible assets	—	2,500	—
Acquisition of gaming licenses in exchange for future minimum market access fees	—	13,070	—
Allocation of equity and non-controlling interests upon changes in RSILP ownership	4,140	11,288	—
Class V Common stock issued to acquire trademark intangible asset	2,400	—	—
Class A Common stock issued to acquire trademark intangible asset	300	—	—
Earnout interests liability recognized in the Business Combination	—	—	348,710
Warrant liabilities recognized in the Business Combination	—	—	181,271
(Decrease) increase in accounts payable for property and equipment purchases	(29)	53	58

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,795	$3,541	$763
Cash paid for interest	937	123	—
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business
Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and, through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the U.S., Canada and Latin America markets. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company.” The Company is headquartered in Chicago, IL.
RSI launched its first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. The Company establishes and utilizes subsidiaries to facilitate its operations in jurisdictions where the Company is licensed to operate. In 2018, RSI also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, RSI launched its real-money offering in Canada and Mexico during the second quarter of 2022.
As of December 31, 2022, RSI offered real-money online casino, online sports betting, retail sports betting and/or retail sports services in the 14 U.S. states and three international jurisdictions as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Connecticut		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Pennsylvania	✓	✓	✓
Virginia		✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Impact of COVID-19
COVID-19 significantly impacted RSI. Beyond disruptions in normal business operations in prior years, COVID-19 impacted consumer habits and preferences, with some consumers opting to avoid crowded public places such as land-based casinos. In prior years, COVID-19 also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of sports seasons and sporting events or exclusion of certain players or teams from sporting events, which tended to reduce customers’ use of, and spending on, our sports betting offerings. A future pandemic may have a similar, material adverse impact on our business.
The Company’s revenue varies based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from a future pandemic may adversely affect revenues, possibly materially. However,

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company, its direct and indirect wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as Non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of equity. The portion of net earnings attributable to the non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s consolidated statements of operations, and the portion of comprehensive income (loss) attributable to the non-controlling interests is presented as comprehensive loss attributable to non-controlling interests in the Company’s consolidated statements of comprehensive income (loss). All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation (“Up-C”) structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020 among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), pursuant to which dMY Technology Group, Inc. (“dMY”) acquired certain Class A Units of RSILP (the “RSILP Units”).
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
RSILP was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•RSILP’s existing members, through their ownership of RSI’s Class V Common Stock, have the largest portion of the voting rights in the Company;
•The Board of Directors of the Company (the “Board”) and management are primarily composed of individuals associated with RSILP; and
•RSILP is the larger entity based on historical operating activity and has the larger employee base.
Thus, the financial statements included in this report for the year ended December 31, 2020 reflect (i) the historical operating results of RSILP prior to the Reverse Recapitalization; and (ii) the combined results of the RSILP and dMY following the Business Combination.
As an Up-C, substantially all of the assets of the combined company are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The Company controls RSILP through RSI GP. As of December 31, 2022, the Company owned 29.45% of the RSILP Units and the holders of the non-controlling interest 70.55% of the RSILP Units.
Neil G. Bluhm and his trusts and entities controlled by him and Richard Schwartz (collectively, the “Controlling Holders”) together as a group control a majority of the voting power of the Company’s outstanding common stock. As a result, RSI is a “controlled company” under the New York Stock Exchange’s corporate governance standards.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net income (loss), current assets, total assets, current liabilities, total liabilities, stockholders’ equity (deficit), non-controlling interests or cash flows. No reclassifications of prior period balances were material to the consolidated financial statements.
Liquidity and Capital Resources
Based on the net proceeds from the Business Combination (refer to Note 3) and the proceeds from warrant exercises resulting from the public warrant redemption (refer to Note 8) and future spend assumptions, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report. The Company experienced negative operating cash flows of $60.3 million and $48.2 million for the years ended December 31, 2022 and 2021, respectively. The Company experienced positive operating cash flows of $16.2 million for the year ended December 31, 2020.
The Company had working capital as of December 31, 2022 totaling $120.5 million, largely a result of the Reverse Capitalization and the exercise of warrants in March 2021 resulting in $131.6 million of proceeds. Refer to Note 8 for a discussion of warrant liabilities.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards; internally developed software; long-lived assets and investments in equity; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; deferred revenue relating to our social gaming revenue stream; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; valuation of the earnout interests liability; valuation of the warrant liabilities; valuation of acquired intangibles; and deferred taxes and amounts associated with the tax receivable agreement (the “Tax Receivable Agreement”) entered into in connection with the closing on December 29, 2020 of the Business Combination (the “Closing”).
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid, unrestricted savings, checking, instant access internet banking accounts and certificates of deposits with original maturities of 90 days or less at acquisition.
The Company maintains separate bank accounts to segregate cash that resides in customers’ interactive gaming and sports betting accounts from cash used in operating activities. Player funds held by the Company at the end of the period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming and sports betting accounts, withdrawals that were initiated by players but still pending as of month-end, and the value of any bets that are unsettled at the end of the period.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles cash and cash equivalents and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows:

	December 31,
($ in thousands)	2022	2021
Cash and cash equivalents(1)	$179,723	$281,030
Restricted cash	26,358	19,299
Total cash, cash equivalents and restricted cash	$206,081	$300,329
(1) The Company had cash equivalents of $1.0 million and nil as of December 31, 2022 and 2021, respectively. Cash equivalents are composed of certificates of deposits with original maturities of 90 days or less.

Players Receivables
Players receivables consist of cash deposits from customers that the Company has not yet received. Players receivables are reported at the amount that the Company expects to collect from customers, generally via third-party payment processors. These receivables arise due to the timing difference between a customer’s deposit and the Company’s receipt of that deposit from the payment processor. The amounts are generally outstanding for a short period of time. On a periodic basis, the Company evaluates its players receivables and establishes an allowance for doubtful accounts based on a specific review of the accounts as well as historical collection experience and current economic conditions. No allowance for doubtful accounts was recorded for the periods presented in these consolidated financial statements.
Due from Affiliates
Due from affiliates consists of amounts that are expected to be collected from certain affiliated land-based casino partners. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the applicable agreement. On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in these consolidated financial statements. See Note 14 for disclosure on related parties.
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

Asset	Useful Life
Computers, software and related equipment	3 years
Furniture and fixtures	4 years
Operating equipment and servers	5 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1–10 years
Intangible Assets, Net
License Fees, Net
The Company incurs costs in connection with operating in certain jurisdictions, including license applications fees, market access payments to strategic partners and related renewals or extensions. These costs are capitalized as an intangible asset and amortized over the estimated useful life of the asset using the straight-line method. In certain markets, the Company agrees to pay minimum market access royalties to its partner, which is considered an integral cost in connection with operating in certain jurisdictions. The Company records fixed minimum royalty payments as intangible assets with an offset to deferred royalty liabilities, both of which are included on the consolidated balance sheets. The Company’s access

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to operate in a particular market is often dependent upon the continued viability of its strategic partner in that market. The useful life is the period over which the asset is expected to contribute directly or indirectly to the Company’s cash flows. The remaining useful life of license fee intangible assets is evaluated at least annually.
Internally Developed Software
Software that is developed for internal use is accounted for pursuant to Accounting Standards Codification (“ASC”) 350-40, Intangibles, Goodwill and Other - Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.
Trademark Asset
On June 10, 2022, the Company entered into an agreement to purchase all of the equity interests of Rush Street Productions, LLC, a Delaware limited liability company (“RSP”), in exchange for $1.5 million cash (net of $0.7 million cash acquired), 480,000 RSILP Units and the same number of newly issued shares of Class V Common Stock, par value $0.0001 per share of the Company (the “Class V Common Stock”), valued at $2.4 million, and 60,000 shares of Class A Common Stock of the Company, par value $0.0001 per share of the Company (the “Class A Common Stock”), valued at $0.3 million. The Company also assumed $0.5 million of outstanding liabilities and incurred $0.4 million of transaction costs directly attributable to the acquisition.
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

The Company capitalized a $5.1 million trademark intangible asset representing the total consideration paid of $4.2 million, assumed liabilities of $0.5 million, and legal and consulting fees incurred that were directly attributable to the asset acquisition of $0.4 million. The asset is recognized in intangible assets, net on the Company’s consolidated balance sheet as of December 31, 2022 and is amortized over the estimated useful life of five years using the straight-line method. The asset acquisition is presented on the consolidated statement of cash flows as net cash used in investing activities.
Developed Technology
On December 21, 2021, the Company entered into an agreement to purchase certain assets from Run It Once, Ltd. (“RIO”) in exchange for $3.3 million cash and 158,127 Class A Common Shares valued at $2.5 million.
To account for the transaction, the Company applied the definition of a business in ASC 805-10, Business Combinations – Overall, and concluded that the asset set acquired does not constitute a business as the acquired assets did not include the necessary inputs, substantive processes, and outputs needed to operate as a business. Therefore, the transaction has been accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues.
The acquired intellectual property represents developed technology intangible assets that are recognized at their relative fair value in accordance with ASC 350-30, General Intangibles Other Than Goodwill. Goodwill is not recognized in an asset acquisition and, as such, any consideration that exceeds the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. The Company capitalized a $5.9 million developed technology intangible asset, representing the total consideration paid of $5.8 million and an incremental $0.1 million related to legal

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fees directly attributable to the asset acquisition incurred by the Company. The asset is recognized in intangible assets, net on the Company’s consolidated balance sheets as of December 31, 2022 and 2021. The asset is amortized over the estimated useful life of eight years using the straight-line method. The asset acquisition is presented on the consolidated statement of cash flows as net cash used in investing activities.
Investments in Equity
The Company accounts for investments in equity that are within the scope of ASC 321-10, Investments - Equity Securities (“ASC 321-10”), as either (1) investments with a readily determinable fair value, which are recorded at fair value or (2) investments without a readily determinable fair value, which are recorded at cost less any impairment. Equity investments that are initially concluded to not have a readily determinable fair value are reassessed at each reporting period. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it measures the equity security at fair value as of the date that the observable transaction occurred using valuation techniques that are permitted under ASC 820, Fair Value Measurement.
During the year ended December 31, 2021, the Company paid $1.5 million to acquire a less than 20% equity interest of Boom Entertainment, a business-to-business supplier and designer of free-to-play and regulated real-money digital wagering content. The equity investment is accounted for in accordance with ASC 321-10, and the Company has elected to continue to account for this equity investment at cost less impairment because there is not a readily determinable fair value for this investment as of December 31, 2022. No impairment was recorded during the year ended December 31, 2022. The investment is recognized in other assets as of the balance sheet date.
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment, operating lease right-of-use assets, finance lease right-of-use assets and finite-lived intangible assets (i.e., license fees, internally developed software, developed technology and trademark assets).
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
Players’ Liabilities
The Company records liabilities for customer account balances, which consist of the player cash reserve (i.e., customer deposits, plus customer winning bets, less customer losing bets, less customer withdrawals), the incremental progressive jackpot reserve, and the expected future payout relating to customers’ unredeemed bonus store points and unused discretionary bonus incentives. The Company’s restricted cash and players receivables balance will equal or exceed the player cash reserve portion of the Company’s players’ liabilities account.
Deferred Royalty
The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the consolidated balance sheets at the present value of future payments discounted using a rate that reflects the duration of the agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations. The Company records deferred royalty liabilities as either deferred royalty, short-term or deferred royalty, long-term based on the timing of future payments.
Due to Affiliates
Due to affiliates consists of amounts owed by the Company to certain of its related parties. Amounts due to affiliates may include payment for services provided to the Company by employees of the related party or reimbursement of

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts paid by the related party on the Company’s behalf. Any royalties due to affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists. See Note 14 for disclosure on related parties.
Earnout Interests Liability
Earnout interests represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value in the Business Combination and are adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of earnout interests liability in the consolidated statements of operations. As of December 31, 2022, none of the earnout interests remain outstanding. See Note 9 for additional discussion of earnout interests.
Warrant Liabilities
As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, each consisting of one share of dMY’s Class A common stock and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the dMY initial public offering, 6,600,000 private placement warrants were sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants were issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”). Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share. Subsequent to the Business Combination, 11,500,000 Public Warrants and 6,675,000 Private Warrants remained outstanding. None of the Public Warrants or Private Warrants remained outstanding as of December 31, 2022 and 2021.
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
The Company evaluated the Warrants pursuant to ASC 815-40, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants did not meet the conditions to be classified in equity. Because the Warrants met the definition of a derivative under ASC 815-40, the Company records these Warrants as liabilities on its consolidated balance sheets at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statements of operations.
See Note 8 for additional discussion of Warrants.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash and restricted cash. The Company maintains cash and restricted cash primarily across seven financial institutions within separate bank accounts. Although the Company maintains balances with certain institutions in excess of the federally insured limits, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2022, the Company has not experienced losses on these accounts.
Leases
The Company determines whether an arrangement is or contains a lease at contract inception. The Company accounts for leases in accordance with ASC 842, Leases, under which arrangements meeting the definition of a lease are classified

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset and a lease liability.
The Company elects to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes. The lease classification evaluation begins at the lease commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.
For leases with an initial term greater than 12 months, a related lease liability is recorded on the consolidated balance sheets at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of lease expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require variable payments consisting of common area maintenance costs (i.e., variable lease cost). Variable lease costs are expensed as incurred. The Company made an accounting policy election to exclude any short-term lease (i.e., leases with a term of twelve months or less) from the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term.
As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As the Company does not have any outstanding debt, this rate is determined based on prevailing market conditions and comparable company and credit analysis. The incremental borrowing rate is reassessed upon a modification that is not accounted for as a separate contract.
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
Online sports betting involves a user placing a bet on the outcome of a sporting event sports-related activity, or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to its customers.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Bonus store points as well as discretionary bonus incentives, such as bonus dollars and free bets (collectively referred to herein as “customer bonuses”) are recognized as a reduction to revenue upon issuance of the incentive and as revenue upon redemption by the customer. Reductions to revenue include estimates for the stand-alone selling price of customer bonuses and the percentage of customer bonuses that are expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have been insignificant during the years ended December 31, 2022 and 2021.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances
Contract assets and liabilities represent the differences in timing between the fulfillment of the Company's performance obligations and the receipt of cash from the Company's customers. The Company does not have material contract assets. The Company’s contract liabilities consist of deferred revenue.
Deferred revenue represents wagered amounts that relate to unsettled or pending outcomes, such as a future sports bet. The Company recognizes revenue once the outcome of the bet is settled and fixed. Deferred revenue also includes contract liabilities for the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, such as bonus store points. The Company recognizes breakage on these liabilities proportionately as redemption occurs. Revenue recognized relating to breakage during the years ended December 31, 2022 and 2021 was not material to the consolidated financial statements.
Deferred revenue relating to unsettled customer bets and unredeemed customer incentives is recorded in Players’ liabilities on the consolidated balance sheets.
Deferred revenue relating to the Company’s social gaming services includes virtual credits purchased by users but not yet redeemed and is recorded in other current liabilities on the consolidated balance sheets.
Principal versus agent considerations
The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate to record the gross amount of revenues and related costs, or the net amount earned as commissions. When the Company is the principal in a transaction and controls the specific good or service before it is transferred to the customer, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The Company controls the promised goods or services for online casino and sports betting transactions, retail sports betting transactions and social gaming services, and as a result records related revenue on a gross basis. For retail sports service arrangements, the Company does not control the promised goods or services and, therefore, records the net amount of revenue earned as a commission.
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
General Administration and Other
General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expenses, professional service fees (related to legal, compliance, accounting and consulting), rent expense, and insurance costs.

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
The Company classifies unit awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date. See Note 11 for additional information about share-based compensation.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currency of subsidiaries not deemed the U.S. dollar include the Colombian Peso, Mexican Peso and Canadian Dollar. The financial statements of non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses and historical exchange rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were $1.9 million for the year ended December 31, 2022 as compared to less than $0.1 million for the years ended December 31, 2021 and 2020. Amounts are recorded in general administrative and other on the Company’s consolidated statements of operations.
Fair Value Measurements
Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2022 and 2021, the recorded values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, the ASU sets forth a “current expected credit loss” model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company beginning January 1, 2023. The Company is finalizing the assessment of the impact of the adoption of this ASU on its consolidated financial statements as of December 31, 2022. The adoption is not expected to have a material impact to the consolidated financial statements.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flow and the consolidated statement of changes in equity for the year ended December 31, 2020:

($ in thousands)	Business Combination
Cash- dMY trust and cash, net of redemptions	$230,800
Cash- PIPE financing	160,430
Less: cash consideration paid to purchased RSI units	(125,000)
Less: transaction costs and advisory fees	(26,467)
Net proceeds from the Business Combination	239,763
Less: Initial fair value of Warrants recognized in the Business Combination	(181,271)
Less: Initial fair value of earnout interests liability recognized in the Business Combination	(348,710)
Add: Transaction costs allocated to Warrants(1)	3,996
Net adjustment to total equity from the Business Combination	$(286,222)
(1)Transaction costs allocated to Warrants are recorded to change in fair value of warrant liabilities in the Company’s consolidated statement of operations.
The number of shares of common stock issued immediately following the consummation of the Business Combination are as follows:

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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
4.    Revenue Recognition
Disaggregation of revenue for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Online casino and online sports betting	$576,573	$480,065	$273,761
Retail sports betting	11,713	3,828	1,205
Social gaming	3,926	4,212	3,534
Total revenue	$592,212	$488,105	$278,500
The following table presents the Company’s revenue by geographic region for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
United States and Canada	$539,887	$452,607	$263,214
Latin America, including Mexico	52,325	35,498	15,286
Total revenue	$592,212	$488,105	$278,500
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives and is included within Player’s liabilities in the consolidated balance sheets. Deferred revenue associated with social gaming revenue includes unredeemed social gaming virtual credits and is included within other current liabilities in the consolidated balance sheets. The deferred revenue activity for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Deferred revenue, beginning of period	$4,637	$1,797	$321
Deferred revenue, end of period	7,840	4,637	1,797
Revenue recognized in the year from amounts included in deferred revenue at the beginning of the year	4,637	1,797	321

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Intangible Assets, Net
As set forth in the table below, intangible assets, net as of December 31, 2022 and 2021 are $69.0 million and $53.4 million, respectively. The Company has the following intangible assets, net as of December 31, 2022 and 2021, respectively:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
December 31, 2022	8.44	$54,334	$(12,363)	$41,971
December 31, 2021	8.61	$49,226	$(5,582)	$43,644

Internally Developed Software
December 31, 2022	2.51	$20,860	$(3,490)	$17,370
December 31, 2021	2.96	$4,091	$(286)	$3,805

Developed Technology
December 31, 2022	7.00	$5,931	$(741)	$5,190
December 31, 2021	8.00	$5,931	$—	$5,931

Trademark Asset
December 31, 2022	4.42	$5,088	$(594)	$4,494
December 31, 2021	N/A	$—	$—	$—
The Company recorded amortization expense on intangible assets of $11.6 million, $3.0 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, estimated future amortization of intangible assets is as follows ($ in thousands):

($ in thousands)
Year ended December 31, 2023	$15,260
Year ended December 31, 2024	13,213
Year ended December 31, 2025	10,230
Year ended December 31, 2026	7,094
Year ended December 31, 2027	5,510
Thereafter	17,718
Total	$69,025

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Property and Equipment, Net
As set forth in the table below, property and equipment, net as of December 31, 2022 and 2021 are $9.8 million and $7.2 million, respectively. The balances as of December 31, 2022 and 2021 also include finance lease right-of-use assets, net. The balances consist of the following:

	December 31,
($ in thousands)	2022	2021
Computers, software and related equipment	$4,050	$1,674
Operating equipment and servers	4,610	3,439
Furniture	600	433
Leasehold improvements	640	494
Property and equipment not yet placed into service	816	676
Total property and equipment	10,716	6,716
Less: accumulated depreciation	(3,818)	(1,803)
	6,898	4,913

Finance lease right-of-use assets	3,112	2,547
Less: accumulated amortization	(246)	(228)
	2,866	2,319

Property and equipment, net	$9,764	$7,232
The Company recorded depreciation expense on property and equipment of $2.1 million, $1.0 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million, $0.2 million and nil for the years ended December 31, 2022, 2021 and 2020, respectively.
7.    Accrued Expenses
As set forth in the table below, accrued expenses as of December 31, 2022 and 2021 are $64.9 million and $48.3 million, respectively. The following table provides a summary of the accrued expenses at December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Accrued compensation and related expenses	$10,077	$6,038
Accrued operating expenses	24,178	15,955
Accrued marketing expenses	27,315	21,948
Accrued professional fees	1,620	1,753
Due to affiliates	649	1,005
Other	1,064	1,588
Total accrued expenses	$64,903	$48,287
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classified the Warrants pursuant to ASC 815-40 as derivative liabilities on its consolidated balance sheets at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statements of operations.
Public Warrants
On February 22, 2021, the Company announced the redemption of all the Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the year ended December 31, 2022, 11,442,389 Public Warrants were exercised, resulting in cash proceeds of approximately $131.6 million and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remain outstanding as of December 31, 2022.
The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million.
Private Warrants
On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remain outstanding as of December 31, 2022.
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
The Private Warrants were valued as of December 29, 2020 (the Closing), December 31, 2020, and March 26, 2021 (the exercise date).
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
The Company recorded $41.8 million to change in fair value of warrant liabilities on the Company’s consolidated statement of operations, representing the change in fair value of the Public Warrants and Private Warrants from December 31, 2020 through the dates of exercise. The Company recorded $11.2 million to Change in fair value of warrant liabilities on the Company’s consolidated statement of operations, representing the change in fair value of these instruments from December 29, 2020 through December 31, 2020.

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
Earnout interests represented a freestanding financial instrument initially classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments were not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value and were adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of earnout interests liability in the consolidated statements of operations.
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
The share price input is based on the Class A Common Stock trading price at the valuation date. The volatility input was determined using the Guideline Public Companies’ daily trading activity. Daily volatilities were calculated based on the daily trading activity using a historical lookback period commensurate with the maturity. The selected volatility was the average of the Guideline Public Companies’ volatility for the period. The term input represents the time to expiration of the earnout interests. The risk-free rate input is based on the 3-year U.S. Treasury bond rate in effect at the date of the grant.
On January 13, 2021, the earnout interests were fully earned and no longer subject to the applicable restrictions on transfer and voting because the VWAP exceeded $14.00 per share for 10 trading days within a 20 consecutive trading day period following the Closing. As a result, the earnout interests liability was reclassed to equity resulting in 1,212,813 shares of Class A Common Stock held by the Founder Holders (as defined below) and 15,000,000 shares of Class V Common Stock and RSILP Units issued to the Sellers (i.e., non-controlling interests) that were no longer subject to the applicable restrictions.
The Company recorded $13.7 million to change in fair value of earnout interests liability on the Company’s consolidated statement of operations, representing the change in fair value of the earnout interests from December 31, 2020 through January 13, 2021 when the earnout interests were no longer subject to the restrictions. The Company recorded $2.3 million to Change in fair value of earnout interests liability on the Company’s consolidated statement of operations, representing the change in fair value of the earnout interests from December 29, 2020 through December 31, 2021.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnout Interests Liability
Total
December 29, 2020	$348,710
Change in fair value of earnout interests liability	2,338
December 31, 2020	$351,048
Change in fair value of earnout interests liability	13,740
Settlement of earnout interests liability	(364,788)
December 31, 2021	$—
10.    Stockholders’ Equity
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
In connection with the Business Combination, the Company’s previously reported Members’ Deficit and Preferred Units balances as of December 31, 2020, the earliest period presented, have been adjusted for the retrospective application of the Rush Street Interactive, LLC recapitalization and the Reverse Recapitalization.
The total amount of the Company’s authorized capital stock consists of 951,000,000 shares, consisting of (i) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) 750,000,000 shares of Class A Common Stock, and (iii) 200,000,000 shares of Class V Common Stock (together with the Class A Common Stock, the “Common Stock”).
Common Stock
As of December 31, 2022, there were 65,111,616 shares of Class A Common Stock outstanding and 155,955,584 shares of Class V Common Stock outstanding. As of December 31, 2021, there were 61,118,406 shares of Class A Common Stock outstanding and 158,702,329 shares of Class V Common Stock outstanding.
Voting Rights
Each holder of record of Common Stock shall be entitled to one vote for each share of Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote or holders of Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of the Company’s capital stock); provided, however, that to the fullest extent permitted by law, holders of Common Stock shall have no voting power with respect to, and shall not be entitled to vote on, any amendment to the Company’s Second A&R Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Company’s Second A&R Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) or pursuant to the Delaware General Corporation Law. The holders of Class A Common Stock and Class V Common Stock having the right to vote in respect of such Common Stock shall vote together as a single class (or if the holders of one or more series of Preferred Stock are entitled to vote together with

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the holders of Common Stock having the right to vote in respect of such Common Stock, as a single class with the holders of such other series of Preferred Stock) on all matters submitted to a vote of the stockholders having voting rights generally.
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
Other Rights
If the Company at any time combines or subdivides (by any stock split, stock dividend, recapitalization, reorganization, merger, amendment of the Company’s Second A&R Certificate of Incorporation, scheme, arrangement or otherwise) the number of shares of Class A Common Stock into a greater or lesser number of shares, the shares of Class V Common Stock outstanding immediately prior to such subdivision shall be proportionately similarly combined or subdivided such that the ratio of shares of outstanding Class V Common Stock to shares of outstanding Class A Common Stock immediately prior to such subdivision shall be maintained immediately after such combination or subdivision. Any such adjustment shall become effective at the close of business on the date the combination or subdivision becomes effective.
Preferred Stock
The Board has the authority to issue shares of preferred stock at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designations with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. At December 31, 2022 and 2021, there were no shares of preferred stock outstanding.
Non-Controlling Interest
The non-controlling interest represents the RSILP Units held by holders other than the Company. The non-controlling interests’ ownership percentage can fluctuate over time as the holders of the RSILP Units elect to exchange for Class A Common Stock. The Company consolidates the financial position and results of operations of RSILP and reflects the proportionate interest held by the holders of RSILP Units other than the Company as non-controlling interest.
The non-controlling interests owned 70.55% and 72.20% of the RSILP Units outstanding as of December 31, 2022 and 2021, respectively. The following table summarizes the changes in non-controlling interests owned:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2021	72.20%
Issuance of Class A Common Stock upon the conversion of RSILP Unit Exchanges	(1.46)%
Issuance of Class A Common Stock as purchase consideration	(0.02)%
Issuance of Class V Common Stock as purchase consideration	0.06%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.23)%
Non-controlling interest % as of December 31, 2022	70.55%
The non-controlling interests owned 72.20% and 76.89% of the RSILP Units outstanding as of December 31, 2021 and 2020, respectively. The following table summarizes the changes in non-controlling interests owned:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2020	76.89%
Issuance of RSILP units in connection with the vesting of earnout interest in January 2021	1.24%
Issuance of Class A Common Stock in connection with the exercise of the Warrants	(4.98)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants[1]	(0.38)%
Repurchases of Class A Common Stock	0.08%
Issuance of Class A Common Stock upon the conversion of RSILP Unit Exchanges	(0.59)%
Issuance of Class A Common Stock as purchase consideration	(0.06)%
Non-controlling interest % as of December 31, 2021	72.20%
[1] Includes reissuance of Class A Common Stock previously repurchased.
Treasury Stock
During the year ended December 31, 2021, the Company repurchased 218,589 shares of its Class A Common Stock at an average price of $15.85 and a total cost of $3.5 million. The repurchased shares were subsequently reissued in connection with share-based compensation plans during the year ended December 31, 2021.
11.    Share-Based Compensation
Incentive Plan
The Company created the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, consultants and independent directors that will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 13.4 million shares of Class A Common Stock and may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. As of December 31, 2022, the total number of shares available for grant under the 2020 Plan was 2.5 million. The 2020 Plan terminates on December 29, 2030.
Restricted Stock Units (“RSUs”) and Options
The Company granted 3.9 million and 4.4 million RSUs with service conditions, during the years ended December 31, 2022 and 2021, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.
The Company granted 1.6 million and 0.2 million RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the years ended December 31, 2022 and 2021, respectively. RSUs with market-based conditions generally vest over a three year period and the fair value was determined using a Monte Carlo simulation using the following range of assumptions:

	December 31, 2022	December 31, 2021
Volatility rate	70.93% to 71.00%	56.08%
Risk-free interest rate	4.32% to 4.39%	0.39%
Average expected life (in years)	2.3 to 3.0	3.0
Dividend yield	None	None
Stock price at grant date	$3.95	$15.40
The Company granted 0.8 million and 0.1 million stock options during the years ended December 31, 2022 and 2021, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	December 31, 2022	December 31, 2021
Volatility rate	58.98%	53.52%
Risk-free interest rate	3.68%	1.66%
Average expected life (in years)	5.6	5.4
Dividend yield	None	None
Stock price at grant date	$4.07	$15.40
Exercise price	$4.07	$15.40
RSU and stock option activity for the year ended December 31, 2022 were as follows:

	RSUs		Options
	Number of Units	Weighted average grant price	Number of Units	Weighted average exercise price
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$15.40
Granted	5,542,010	4.17	790,339	4.07
Vested	(1,020,874)	14.67	(32,278)	15.40
Forfeited	(104,681)	14.36	—	—
Unvested balance at December 31, 2022	7,492,613	$7.48	854,888	$4.93

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU and stock option activity for the year ended December 31, 2021 were as follows:

	RSUs		Options
	Number of Units	Weighted average grant price	Number of Units	Weighted average exercise price
Unvested balance at December 31, 2020	—	$—	—	$—
Granted	4,621,440	16.04	130,565	15.40
Vested	(1,457,613)	15.84	—	—
Forfeited	(87,669)	17.89	(33,738)	15.40
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$15.40
The aggregate fair value of the RSUs granted during the years ended December 31, 2022 and 2021, was approximately $23.1 million and $74.1 million, respectively. The weighted average grant date fair value of the RSUs vested during the years ended December 31, 2022 and 2021, was approximately $15.0 million and $23.1 million, respectively.
The weighted-average grant-date fair values of options granted during the years ended December 31, 2022 and 2021 were $2.26 and $7.41 per share, respectively. The aggregate fair value of the stock options granted during the years ended December 31, 2022 and 2021, was $1.8 million and $1.0 million, respectively. The stock options outstanding as of December 31, 2022 had no intrinsic value.

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to RSUs of $50.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years. As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to stock options of $1.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.

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
Common A-2 Units
RSILP issued profits interests in the form of 414,894 Common A-2 Units to a significant unit holder during the year ended December 31, 2020, with a participation threshold of nil. The Common A-2 Units were fully vested on the date of grant. The Common A-2 Units were classified as equity awards, and equity-based compensation expense was based on the grant date fair value of the awards, determined using the Black-Scholes-Merton pricing model and the assumptions noted in the table below. No Common A-2 Units were issued during the year ended December 31, 2022.
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
No Common B-1 Units were issued during the year ended December 31, 2022.
Recognition of compensation costs
Share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Costs of revenue	$987	$1,808	$—
Advertising and promotions	2,048	3,605	—
General administration and other	15,656	19,499	144,733
Total share-based compensation expense	$18,691	$24,912	$144,733
12.    Income Taxes
RSILP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RSILP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by RSILP is passed through to and included in the taxable income or loss of its partners, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes and state and local income taxes with respect to our allocable share of any taxable income or loss of RSILP, as well as any stand-alone income or loss generated by the Company.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense
The components of the income tax expense are:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Current income taxes:
Federal	$(118)	$149	$—
State and local	(34)	25	—
Foreign	9,137	4,551	2,708
	8,985	4,725	2,708
Deferred income taxes:
Federal	—	—	—
State and local	—	—	—
Foreign	(24)	(37)	211
	(24)	(37)	211

Income tax expense	$8,961	$4,688	$2,919
Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Net loss before income taxes	$(125,371)	$(66,404)	$(128,726)
Less: net loss before Reverse Recapitalization	—	—	(133,404)
Less: net income (loss) before income taxes attributable to non-controlling interest	(89,224)	(48,258)	3,597
Net loss attributable to Rush Street Interactive Inc. before income taxes	(36,147)	(18,146)	1,081
Income tax expense (benefit) at the federal statutory rate	(7,591)	(3,811)	227
State income taxes, net of federal benefit	(34)	25	100
Other	(552)	(67)	—
Foreign operations	9,113	4,514	2,919
Change in valuation allowance	8,025	4,027	(327)
Income tax expense	$8,961	$4,688	$2,919

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Investment in subsidiaries	$134,586	$126,393
Net operating losses	26,394	9,065
Imputed interest	1,638	1,147
Share-based compensation	366	610
Other assets	165	99
Total gross deferred tax assets	163,149	137,314
Valuation allowance	(163,029)	(137,214)
Total deferred tax assets, net of valuation allowance	120	100
Deferred tax liabilities:
Investment in subsidiaries	—	—
Total gross deferred tax liabilities	—	—
Net deferred tax assets	$120	$100
As of December 31, 2022, the Company had approximately $73.3 million and $69.4 million of federal and state net operating loss carryovers, respectively. As of December 31, 2021, the Company had approximately $32.6 million and $30.2 million of federal and state net operating loss carryovers, respectively. If not utilized, the entire federal net operating loss carryforward can be carried forward indefinitely. State net operating loss carryovers will expire in varying amounts beginning in 2032. As of December 31, 2022, the Company has approximately $30.9 million of foreign net operating losses, the majority of which will begin to expire beginning in 2043 if not utilized. Foreign net operating losses as of December 31, 2021 were immaterial.
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
In August 2022, the U.S. Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022 were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions, and incentives for investment in semiconductor manufacturing. These provisions are not expected to have a material impact on the Company’s results of operations or financial position.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income-based tax laws. For the year ended December 31, 2022, 2021 and 2020, the impact of the CARES Act was immaterial to the Company’s tax provision. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions
The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2022 or December 31, 2021. The Company filed an initial year federal and state tax returns for tax year 2020, which was the first tax year subject to examination by taxing authorities. Additionally, although RSILP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service. The statute of limitations has expired for tax years through 2018 for RSILP.
Tax Receivable Agreement
Pursuant to RSILP’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in our share of the tax basis in the net assets of RSILP when RSILP Units are redeemed or exchanged by the unit holders and other qualifying transactions. The Company plans to make an election under Code Section 754 for each taxable year in which a redemption or exchange of RSILP Units occur. The Company intends to treat any redemptions and exchanges of RSILP Units by the unit holders as direct purchases of RSILP Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
In connection with the Business Combination, the Special Limited Partner entered into the Tax Receivable Agreement, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the Business Combination and the exchange of Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of Class A Common Stock at the time of the exchange and the amount and timing of the recognition of the Company’s and its consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the Tax Receivable Agreement are outside of the Company’s control, the Company expects that the payments the Special Limited Partner will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on the Company’s financial condition.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management has not recorded the deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the Business Combination and subsequent exchanges. The unrecognized Tax Receivable Agreement liability as of December 31, 2022 and 2021 is $58.7 million and $46.2 million, respectively. The increase in the liability was primarily caused by exchanges of RSILP units covered by the Tax Receivable Agreement. Due to the fact that the Company’s deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this increase had no impact on the consolidated statements of operations.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings (loss) per share information has not been presented for periods prior to the Business Combination. The basic and diluted earnings (loss) per share for the year ended December 31, 2020 represent only the period of December 29, 2020 to December 31, 2020.
The computation of net earnings (loss) per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the year ended December 31, 2022, 2021 and 2020 are as follows (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(134,332)	$(71,092)	$(131,645)
Less: Net loss attributable to RSILP prior to the Business Combination	—	—	(136,323)
Less: Net income (loss) attributable to non-controlling interests after the Business Combination	(95,701)	(51,603)	3,597
Net income (loss) attributable to Rush Street Interactive, Inc. – basic	(38,631)	(19,489)	1,081
Effect of dilutive securities:
Public, Private Placement and Working Capital Warrants, net of amounts attributable to non-controlling interests	—	(9,569)	(1,656)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(38,631)	$(29,058)	$(575)
Denominator
Weighted average common shares outstanding – basic	63,532,906	56,265,541	43,579,704
Weighted average effect of dilutive securities:
Public Warrants(1)	—	677,746	5,481,341
Private Placement and Working Capital Warrants(1)	—	483,598	3,181,561
Weighted average common shares outstanding – diluted	63,532,906	57,426,885	52,242,606

Net earnings (loss) per Class A Common Share - basic	$(0.61)	$(0.35)	$0.02
Net loss per Class A Common Share - diluted	$(0.61)	$(0.51)	$(0.01)
(1)Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	December 31,
	2022	2021	2020
RSILP Units(1)	155,955,584	158,702,329	160,000,000
Earnout Interests – Class A Common Stock(2)	—	—	1,212,813
Unvested Restricted Stock Units	7,492,613	3,076,158	—
Unvested Stock Options	854,888	96,827	—
(1)These RSILP Units are held by the Sellers. Pursuant to the Business Combination, they may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled. The amount as of December 31, 2020 includes 15,000,000 RSILP Units issued to the Sellers in the Business Combination that remained subject to certain restrictions pending the achievement of certain earnout targets. The restricted RSILP Units became unrestricted on January 13, 2021 upon the achievement of certain earnout targets.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Neil Bluhm and Gregory Carlin maintain ownership in RSILP and have control over its governance and general operations. At the Closing, the Company and RSI GP entered into the Amended and Restated Limited Liability Company Agreement of RSI GP, pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, Chief Executive Officer, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP. As of December 31, 2022, Neil Bluhm and Richard Schwartz remain on the board of managers of RSI GP.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Services Agreement
At the Closing, Rush Street Gaming, LLC (“RSG”), an affiliate of the Company controlled by Neil Bluhm, Executive Chairman, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to certain corporate and shared services related to functions such as government affairs, certain business development, insurance and other services (in each case as more fully described in the Services Agreement). RSG and its affiliates had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses relating to support services were $0.4 million, $1.1 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, while payables due to RSG for support services were $0.1 million and $0.1 million at December 31, 2022 and 2021, respectively. These support services are recorded as general administration and other in the accompanying consolidated statements of operations and any payables to RSG are recorded as accrued expenses within the accompanying consolidated balance sheets.
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $39.8 million, $41.6 million and $24.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $35.9 million and $28.2 million at December 31, 2022 and 2021, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos during the years ended December 31, 2022, 2021 and 2020 were not material to the consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against Affiliate Receivables to the extent a right of offset exists, yet such amounts were not material to the consolidated financial statements for the years ended December 31, 2022 and 2021.
Purchase of RSP
During the year ended December 31, 2022, the Company purchased all of the equity interests of RSP, a poker-related production company that owns certain poker-related assets, including Poker Night in America, a television program focused on poker games and tournaments. On June 10, 2022, Messrs. Neil Bluhm and Greg Carlin forfeited their limited liability company interests in RSP, resulting in Mr. Todd Anderson being the sole owner of RSP. The Company then purchased from Mr. Anderson 100% of the limited liability company interests in RSP for an aggregate purchase price of approximately $4.7 million, comprised of cash, Class V Common Stock, RSILP Units, Class A Common Stock and assumed liabilities (the “RSP Acquisition”). The Company obtained an independent valuation report as to the fair market value of RSP to support the purchase price being paid for the RSP Acquisition. As part of the RSP Acquisition, the Company employed Mr. Anderson and two other RSP employees. Mr. Anderson received all of the proceeds from the RSP Acquisition; Messrs. Bluhm and Carlin did not receive any proceeds from the RSP Acquisition. The Audit Committee of the Company’s Board of Directors (the “Board”) approved the RSP Acquisition in accordance with the Company’s Related-Party Transactions Policy, and the Board (with Mr. Bluhm and certain other directors abstaining) approved the same. See Note 2 and Note 16 for additional information.
15.    Leases
The Company leases office space under operating lease agreements with terms that do not exceed five years.
The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Operating lease cost	$676	$268	$252
Variable lease cost	275	528	132
Short-term lease cost	436	179	—
Total lease expenses	$1,387	$975	$384

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company leases certain servers and related equipment under finance lease arrangements. Other information relating to leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Operating cash flows from operating leases	$653	$355	$253
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$965	$810	$1,305
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$1,124	$2,547	N/A
Weighted-average remaining lease term (in years) – operating leases	3.1	3.2	2.6
Weighted-average remaining lease term (in years) – finance leases	3.0	4.6	N/A
Weighted-average discount rate – operating leases	6.2%	6.0%	6.0%
Weighted-average discount rate – finance leases	6.0%	6.0%	N/A
The Company calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
The Company records lease activity within the following financial statement line items:

Account	Financial Statement Line Item
Operating lease right-of-use asset	Operating lease right-of-use asset
Finance lease right-of-use asset, net	Property and equipment, net
Operating lease liabilities	Operating lease liabilities, short-term and long-term
Finance lease liabilities	Other current liabilities and Other long-term liabilities
Operating lease expense	General administrative and other
Finance lease amortization expense	Depreciation and amortization
Finance lease interest expense	Interest expense, net
Maturity of operating lease liabilities as of December 31, 2022 is as follows ($ in thousands):

($ in thousands)
Year ending December 31, 2023	$808
Year ending December 31, 2024	591
Year ending December 31, 2025	378
Year ending December 31, 2026	198
Year ending December 31, 2027	99
Total undiscounted future cash flows	2,074
Less: present value discount	(175)
Operating lease liabilities	$1,899

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of finance lease liabilities as of December 31, 2022 is as follows ($ in thousands):

($ in thousands)
Year ending December 31, 2023	$114
Year ending December 31, 2024	114
Year ending December 31, 2025	114
Year ending December 31, 2026	—
Year ending December 31, 2027	—
Total undiscounted future cash flows	342
Less: present value discount	(29)
Finance lease liabilities	$313
16.    Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims except as noted below. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
A complaint in a case Todd L. Anderson. vs. Rush Street Gaming, LLC and Rush Street Interactive, LLC, Case Number # 120CV04794 that was filed in the United States District Court for the Northern District of Illinois was served on the Company on August 18, 2020 and was subsequently amended and served on the Company on September 15, 2020. The amended complaint alleges that Todd Anderson was offered a 1% equity stake in RSILP in 2012 that was never issued and asserts breach of contract, promissory estoppel, constructive fraud, conversion, breach of fiduciary duty, and unjust enrichment. On October 13, 2020, RSILP filed a motion to dismiss all the alleged claims asserted in the complaint. On September 28, 2021, the court entered an order granting in part and denying in part RSILP's motion to dismiss, dismissing Mr. Anderson’s constructive fraud, breach of fiduciary duty and unjust enrichment claims, but allowing his remaining claims to proceed. On October 19, 2021, RSILP filed an answer to the amended complaint, and as of June 10, 2022, the parties entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the case and all remaining claims were dismissed with prejudice on June 13, 2022 pursuant to a joint stipulation of the parties and which facilitated the RSP Acquisition. The Audit Committee of the Board approved the Settlement Agreement in accordance with the Company’s Related-Party Transactions Policy, and the Board (with Mr. Neil Bluhm and certain other directors abstaining) approved the same. For additional information about the RSP Acquisition, see Note 14.
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Year ending December 31, 2023	$30,624
Year ending December 31, 2024	14,501
Year ending December 31, 2025	11,218
Year ending December 31, 2026	4,788
Year ending December 31, 2027	5,032
Thereafter	29,789
Total(1)	$95,952
(1) Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.6 million, obligations under non-cancelable contracts with marketing vendors totaling $34.5 million, license and market access commitments totaling $58.8 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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

14.1	Rush Street Interactive Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2022).
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company.
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.

Date: March 2, 2023	By:	/s/ Richard Schwartz
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

Name	Title	Date

/s/ Richard Schwartz	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2023
Richard Schwartz

/s/ Kyle L. Sauers	Chief Financial Officer (Principal Financial Officer and Principal	March 2, 2023
Kyle L. Sauers	Accounting Officer)

/s/ Paul Wierbicki	General Counsel, Chief Legal Officer and Director	March 2, 2023
Paul Wierbicki

/s/ Neil Bluhm	Director, Executive Chairman	March 2, 2023
Neil Bluhm

/s/ Leslie Bluhm	Director	March 2, 2023
Leslie Bluhm

/s/ Niccolo de Masi	Director	March 2, 2023
Niccolo de Masi

/s/ Judith Gold	Director	March 2, 2023
Judith Gold

/s/ James Gordon	Director	March 2, 2023
James Gordon

/s/ Daniel Yih	Director	March 2, 2023
Daniel Yih