Form 10-Q
period 2023-03-31
Rush Street Interactive, Inc.
filed 2023-05-04
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 3, 2023, there were 67,334,424 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 154,455,584 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•we currently, and will likely continue to, rely on licenses and service agreements to use the intellectual property rights and technology of related or third parties that are incorporated into or used in our products and services; and
•other factors described in our Annual Report on Form 10-K for our most recently completed fiscal year, including the “Business”, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections, as
i

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
Limitations of Key Metrics and Other Data
Our key metrics, which include monthly active users (“MAUs”) and average revenue per MAU (“ARPMAU”), are calculated using internal company data based on the activity of user accounts. While this data is based on what we believe to be reasonable estimates of our user base and activity levels for the applicable period of measurement, there are inherent challenges in measuring usage of our offerings across large online and mobile populations based in numerous jurisdictions. We continuously seek to improve our estimates of our user base and user activity, and such estimates may change due to improvements or changes in our methodology.
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$147,289	$179,723
Restricted cash	28,308	26,358
Players’ receivables	8,113	11,174
Due from affiliates	28,754	35,904
Prepaid expenses and other current assets	15,441	11,312
Total current assets	227,905	264,471

Intangible assets, net	75,775	69,025
Property and equipment, net	9,035	9,764
Operating lease assets	1,464	1,852
Other assets	5,111	5,234
Total assets	$319,290	$350,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,759	$29,803
Accrued expenses	61,165	64,903
Players’ liabilities	41,673	42,512
Current deferred royalty liabilities	2,010	1,526
Current operating lease liabilities	666	722
Other current liabilities	6,680	4,479
Total current liabilities	129,953	143,945

Non-current deferred royalty liabilities	13,685	14,106
Non-current operating lease liabilities	841	1,177
Other non-current liabilities	418	244
Total liabilities	144,897	159,472

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 67,314,375 and 65,111,616 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 154,455,584 and 155,955,584 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	15	16

Additional paid-in capital	181,578	177,683
Accumulated other comprehensive loss	(1,594)	(1,648)
Accumulated deficit	(127,272)	(120,012)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	52,734	56,045

Non-controlling interests	121,659	134,829
Total stockholders’ equity	174,393	190,874
Total liabilities and stockholders’ equity	$319,290	$350,346
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$162,361	$134,938

Operating costs and expenses
Costs of revenue	107,154	99,858
Advertising and promotions	49,940	66,849
General administration and other	21,592	15,540
Depreciation and amortization	5,755	2,737
Total operating costs and expenses	184,441	184,984
Loss from operations	(22,080)	(50,046)

Other income (expenses)
Interest income (expense), net	380	(222)
Loss before income taxes	(21,700)	(50,268)

Income tax expense	2,800	2,002
Net loss	$(24,500)	$(52,270)

Net loss attributable to non-controlling interests	(17,240)	(37,573)
Net loss attributable to Rush Street Interactive, Inc.	$(7,260)	$(14,697)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic and diluted	$(0.11)	$(0.24)
Weighted average common shares outstanding – basic and diluted	65,260,064	61,800,359
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net loss	$(24,500)	$(52,270)

Other comprehensive loss
Foreign currency translation adjustment	344	1,514
Comprehensive loss	$(24,156)	$(50,756)

Comprehensive loss attributable to non-controlling interests	(16,997)	(36,485)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(7,159)	$(14,271)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	702,759	—	—	—	2,330	—	—	2,330	5,345	7,675
Foreign currency translation adjustment	—	—	—	—	—	101	—	101	243	344
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,500,000	1	(1,500,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,260)	(7,260)	(17,240)	(24,500)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	1,565	(47)	—	1,518	(1,518)	—
Balance at March 31, 2023 (Unaudited)	67,314,375	$7	154,455,584	$15	$181,578	$(1,594)	$(127,272)	$52,734	$121,659	$174,393

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	—	—	—	—	1,145	—	—	1,145	2,792	3,937
Foreign currency translation adjustment	—	—	—	—	—	426	—	426	1,088	1,514
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,808,745	—	(2,808,745)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,697)	(14,697)	(37,573)	(52,270)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	3,458	(8)	—	3,450	(3,450)	—
Balance at March 31, 2022 (Unaudited)	63,927,151	$6	155,893,584	$16	$171,873	$(57)	$(96,078)	$75,760	$185,122	$260,882
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(24,500)	$(52,270)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	7,675	3,937
Depreciation and amortization expense	5,755	2,737
Deferred income taxes	—	44
Noncash lease expense	161	162
Write off of long-lived assets	613	—
Changes in operating assets and liabilities:
Players’ receivables	3,061	(1,435)
Due from affiliates	7,150	(2,598)
Prepaid expenses and other current assets	(4,129)	(2,491)
Other assets	123	133
Accounts payable	(12,011)	(5,275)
Accrued expenses and other current liabilities	(7,233)	11,078
Players’ liabilities	(839)	9,456
Deferred royalty liabilities	63	(323)
Operating lease liabilities	(165)	(162)
Net cash used in operating activities	(24,276)	(37,007)

Cash flows from investing activities
Purchases of property and equipment	(429)	(1,045)
Acquisition of gaming licenses	(79)	(927)
Internally developed software costs	(5,790)	(1,400)
Media content production costs	(169)	—
Net cash used in investing activities	(6,467)	(3,372)

Cash flows from financing activities
Principal payments of finance lease liabilities	(24)	(432)
Net cash used in financing activities	(24)	(432)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	283	1,491

Net change in cash, cash equivalents and restricted cash	(30,484)	(39,320)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	206,081	300,329
Cash, cash equivalents and restricted cash, at the end of the period (1)	$175,597	$261,009

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Operating lease assets obtained in exchange for new or modified operating lease liabilities	$—	$410
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$1,518	$3,450
Property and equipment purchases in Accounts Payable and Accrued Expenses	$146	$31
License fee purchases in Accounts Payable and Accrued Expenses	$5,880	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$818	$559
Cash paid for interest	$224	$241
____________________________________
(1)Cash and cash equivalents and Restricted cash are each presented separately on the condensed consolidated balance sheets.
See accompanying notes to unaudited condensed consolidated financial statements.

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
Impact of COVID-19
COVID-19 significantly impacted RSI’s business. Beyond disruptions in RSI’s normal business operations in prior years, COVID-19 impacted consumer habits and preferences, with some consumers opting to avoid crowded public places such as land-based casinos. In prior years, COVID-19 also impacted sports betting due to the rescheduling, reconfiguring, suspension, postponement and cancellation of sports seasons and sporting events or exclusion of certain players or teams from sporting events, which tended to reduce customers’ use of, and spending on, RSI’s sports betting offerings. A future pandemic may have a similar, material adverse impact on RSI’s business.
The Company’s revenue varies based on sports seasons and sporting events, among other factors, and cancellations, suspensions or alterations resulting from a future pandemic may adversely affect its revenue, possibly materially. However, RSI’s online casino offerings do not rely on sports seasons and sporting events, thus, they may partially offset this adverse impact on revenue.
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 2, 2023.
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third-party holdings of equity interests are presented as non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in equity. The portion of net earnings attributable to the non-controlling interests is presented as net loss attributable to non-controlling interests and comprehensive loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss, respectively. All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation, or UP-C, structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The Company controls RSILP through RSI GP. The non-controlling interest represents the Class A Common Units of RSILP

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(“RSILP Units”) held by holders other than the Company. As of March 31, 2023, the Company owned 30.35% of the RSILP Units and the holders of the non-controlling interest owned 69.65% of the RSILP Units.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net loss, current assets, total assets, current liabilities, total liabilities, stockholders’ equity, non-controlling interests or cash flows. No reclassifications of prior period balances were material to the unaudited condensed consolidated financial statements.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; long-lived assets and investments in equity; the estimated useful lives of property and equipment, and intangible assets; redemption rate assumptions associated with the Company’s player loyalty program and other discretionary player bonuses; deferred revenue; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the tax receivable agreement (the “Tax Receivable Agreement”) entered into in connection with the closing of the transactions contemplated in the Business Combination Agreement on December 29, 2020 (the “Closing”).
Intangible Assets, Net
Media content production costs
The Company capitalizes costs associated with the development and production of media content in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles - Goodwill and Other. The asset is recognized in intangible Assets, net in the Company’s unaudited consolidated balance sheet as of March 31, 2023 and is amortized over the estimated useful life of two years.
Foreign Currency Gains and Losses
The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs and expenses. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of accumulated other comprehensive loss.
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains were $0.4 million for the three months ended March 31, 2023 compared to losses of $0.6 million for the same period in 2022. Amounts are recorded in general administration and other on the Company’s unaudited condensed consolidated statements of operations.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, this ASU sets forth a “current expected credit loss” model, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing “incurred loss” model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company adopted ASU 2016-13 and the subsequent amendments on January 1, 2023, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.
3.Revenue Recognition
The Company’s revenue from contracts with customers is derived from online casino and online sports betting, retail sports betting and social gaming.
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
Online sports betting involves a user placing a bet on the outcome of a sporting event, sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each bet offered to customers. Online sports betting revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled bets.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Disaggregation of revenue for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Online casino and online sports betting	$157,672	$131,658
Retail sports betting	3,663	2,330
Social gaming	1,026	950
Total revenue	$162,361	$134,938
Revenue by geographic region for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
United States and Canada	$146,697	$122,534
Latin America, including Mexico	15,664	12,404
Total revenue	$162,361	$134,938
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives, and is included within Players’ liabilities in the condensed consolidated balance sheets. Deferred revenue associated with social gaming revenue includes unredeemed social gaming virtual credits and is included within Other current liabilities in the condensed consolidated balance sheets. The deferred revenue balances as of March 31, 2023 and December 31, 2022 were as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Deferred revenue, beginning of period	$7,840	$4,637
Deferred revenue, end of period	$8,017	$4,862
Revenue recognized during the period from amounts included in deferred revenue during the beginning of the period	$7,056	$3,917

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Intangible Assets, Net
The Company had the following intangible assets, net as of March 31, 2023 and December 31, 2022:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
March 31, 2023	8.05	$59,807	$(14,938)	$44,869
December 31, 2022	8.44	$54,334	$(12,363)	$41,971

Internally Developed Software
March 31, 2023	2.43	$26,651	$(5,158)	$21,493
December 31, 2022	2.51	$20,860	$(3,490)	$17,370

Developed Technology
March 31, 2023	6.75	$5,931	$(927)	$5,004
December 31, 2022	7.00	$5,931	$(741)	$5,190

Trademark Asset
March 31, 2023	4.17	$5,088	$(848)	$4,240
December 31, 2022	4.42	$5,088	$(594)	$4,494

Media Content
March 31, 2023	2.00	$169	$—	$169
December 31, 2022	N/A	$—	$—	$—
Amortization expense was $4.7 million for the three months ended March 31, 2023 compared to amortization expense of $2.2 million for the same period in 2022.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Computers, software and related equipment	$4,498	$4,050
Operating equipment and servers	4,752	4,610
Furniture	604	600
Leasehold improvements	675	640
Property and equipment not yet placed into service	551	816
Total property and equipment	11,080	10,716
Less: accumulated depreciation	(4,687)	(3,818)
	6,393	6,898

Finance lease right-of-use assets	3,112	3,112
Less: accumulated amortization	(470)	(246)
	2,642	2,866

Property and equipment, net	$9,035	$9,764
The Company recorded depreciation expense on property and equipment of $0.9 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
6.    Accrued Expenses
The Company has the following accrued expenses as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued compensation and related expenses	$4,542	$10,077
Accrued operating expenses	27,017	24,178
Accrued marketing expenses	19,868	27,315
Accrued professional fees	2,306	1,620
Due to affiliates	466	649
License fees payable	5,880	63
Other	1,086	1,001
Total accrued expenses	$61,165	$64,903
7.    Stockholders’ Equity
Non-Controlling Interest
The non-controlling interest represents the RSILP Units held by holders other than the Company.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The non-controlling interests owned 69.65% and 70.55% of the RSILP Units outstanding as of March 31, 2023 and December 31, 2022, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the three months ended March 31, 2023:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2022:	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(0.68)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.22)%
Non-controlling interest % as of March 31, 2023:	69.65%
The non-controlling interests owned 70.92%and 72.20% of the RSILP Units outstanding, as of March 31, 2022 and December 31, 2021, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the three months ended March 31, 2022:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2021:	72.20%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.28)%
Non-controlling interest % as of March 31, 2022:	70.92%
8.    Share-Based Compensation
The Company adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, certain consultants and directors who will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. Upon adoption of the 2020 Plan, there was an aggregate of 13.4 million shares of Class A Common Stock reserved under the 2020 Plan, which may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company. During the three months ended March 31, 2023, the Compensation Committee of the Board and the full Board each approved an amendment to the 2020 Plan to increase the number of shares of Class A Common Stock reserved under the 2020 Plan by 22.38 million shares (the “Plan Amendment”), with such amendment being subject to approval by the Company’s stockholders at the Company's 2023 annual meeting of stockholders. The 2020 Plan will terminate on December 29, 2030.
During March 2023, the Company issued equity awards to its officers, directors and certain other individuals, with such grants being contingent upon the Plan Amendment being approved by the Company’s stockholders. Management has determined that obtaining stockholder approval is essentially a formality because management and members of the Board control enough votes to approve the grants, therefore the equity awards were deemed to be granted during the quarter.
Restricted Stock Units (“RSUs”) and Options
The Company granted 2,479,719 and 20,000 RSUs with service conditions, during the three months ended March 31, 2023 and 2022, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company granted 1,463,602 and nil RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the three months ended March 31, 2023 and 2022, respectively. RSUs with market-based conditions generally vest over a three year period and fair value was determined using a Monte Carlo Simulation using the following assumption:

March 31, 2023
Volatility rate	69.78%
Risk-free interest rate	3.85%
Average expected life (in years)	2.8
Dividend yield	None
Stock price at grant date	$3.28
The Company granted 1,061,454 and nil stock options during the three months ended March 31, 2023 and 2022, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

March 31, 2023
Volatility rate	70.00%
Risk-free interest rate	3.80%
Average expected life (in years)	6.0
Dividend yield	None
Stock price at grant date	$3.28
Exercise price	$3.28
RSU and stock option activity for the three months ended March 31, 2023 and 2022, was as follows:

	RSUs		Options
	Number of units	Weighted-average grant price	Number of options	Weighted-average exercise price
Unvested balance at December 31, 2022	7,492,613	$7.48	854,888	$4.93
Granted	3,943,321	4.12	1,061,454	3.28
Vested	(902,759)	4.03	—	—
Forfeited	(4,216)	8.81	—	—
Unvested balance at March 31, 2023	10,528,959	$6.52	1,916,342	$4.01

	RSUs		Options
	Number of units	Weighted average grant price	Number of options	Weighted-average exercise price
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$15.40
Granted	20,000	7.99	—	—
Vested	—	—	—	—
Forfeited	(6,000)	15.85	—	—
Unvested balance at March 31, 2022	3,090,158	$16.02	96,827	$15.40
The aggregate fair value of the RSUs granted during the three months ended March 31, 2023 and 2022, was approximately $16.3 million and $0.2 million, respectively. The weighted average grant date fair value of RSUs vested during the three months ended March 31, 2023 and 2022, was approximately $3.6 million and nil, respectively.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant-date fair values of options granted during three months ended March 31, 2023 and 2022, was approximately $2.14 and nil, respectively. The aggregate fair value of stock options granted during the three months ended March 31, 2023 and 2022, was $2.3 million and nil, respectively. The stock options outstanding as of March 31, 2023 had no intrinsic value.
As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to RSUs of $59.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.21 years.
As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options of $4.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.37 years.
Share-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Costs of revenue	$257	$244
Advertising and promotions	536	505
General administration and other	6,882	3,188
Total share-based compensation expense	$7,675	$3,937
9.    Income Taxes
The income tax provision for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Income tax provision	$2,800	$2,002
The Company recognized federal, state and foreign income tax expense of $2.8 million and $2.0 million during the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were (13.26)% and (3.98)%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, valuation allowances recorded on deferred tax assets in foreign jurisdictions where the Company recently began operating, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of March 31, 2023 and December 31, 2022 was $60.4 million and $58.7 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
10.    Net loss Per Share
The basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(24,500)	$(52,270)
Less: Net loss attributable to non-controlling interests	(17,240)	(37,573)
Net loss attributable to Rush Street Interactive, Inc. – basic and diluted	$(7,260)	$(14,697)

Denominator:
Weighted average common shares outstanding – basic and diluted	65,260,064	61,800,359

Net loss per Class A common share – basic and diluted	$(0.11)	$(0.24)
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023		2022
RSILP Units(1)	154,455,584		155,893,584
Unvested Restricted Stock Units	10,528,959	10,528,959	3,090,158
Unvested Stock Options	1,916,342	1,916,342	96,827
_____________________________________
(1)RSILP Units that are held by non-controlling interest holders, and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
11.    Related Parties
Affiliated Land-Based Casinos

Neil Bluhm and his adult children (including Ms. Leslie Bluhm), through their individual capacities, entities or trusts that they have created for the benefit of themselves or their family members, and Greg Carlin, through his individual

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $7.7 million for the three months ended March 31, 2023 compared to $9.5 million for the same period in 2022, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $28.8 million and $35.9 million at March 31, 2023 and December 31, 2022, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three months ended March 31, 2023 and 2022 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the condensed consolidated financial statements at March 31, 2023 or December 31, 2022.
12.    Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2023	$17,107
Year ending December 31, 2024	11,582
Year ending December 31, 2025	8,656
Year ending December 31, 2026	5,463
Year ending December 31, 2027	4,969
Thereafter	32,789
Total(1)	$80,566
_____________________________________

(1)
Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $2.1 million, obligations under non-cancelable contracts with marketing vendors totaling $23.9 million, and license and market access commitments totaling $54.6 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in measuring certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data.”
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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states and the three international markets as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Connecticut*		✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
*Previously announced that the Company and its partner in Connecticut intend to wind down their online and retail sports betting partnership in Connecticut, which the Company currently believes is likely to occur during the second half of 2023.
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market and/or partner specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
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
The chart below presents our average MAUs for the three months ended March 31, 2023 and 2022:
The decrease in MAUs was mainly due to our strategic reduction in advertising, marketing and bonusing efforts in certain markets, primarily consisting of online sportsbook-only markets.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU for the three months ended March 31, 2023 and 2022:
The year-over-year increase in ARPMAU was mainly due to our continued operations in markets such as Ontario, Canada where we offer online casino in addition to online sports betting and that launched after March 31, 2022, the impact of our strategic advertising and marketing efforts in other markets where offer online casino and our focus on retaining quality players.
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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(24,500)	$(52,270)

Interest (income) expense, net	(380)	222
Income tax expense	2,800	2,002
Depreciation and amortization	5,755	2,737
Share-based compensation expense	7,675	3,937
Adjusted EBITDA	$(8,650)	$(43,372)
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
Results of Operations
The following tables set forth a summary of our consolidated results of operations for the interim periods indicated and the changes between periods. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Revenue	$162,361	$134,938	$27,423	20%
Costs of revenue	107,154	99,858	7,296	7%
Advertising and promotions	49,940	66,849	(16,909)	(25)%
General administration and other	21,592	15,540	6,052	39%
Depreciation and amortization	5,755	2,737	3,018	110%
Loss from operations	(22,080)	(50,046)	27,966	(56)%
Interest income (expense), net	380	(222)	602	(271)%
Loss before income taxes	(21,700)	(50,268)	28,568	(57)%
Income tax expense	2,800	2,002	798	40%
Net loss	$(24,500)	$(52,270)	$27,770	(53)%
Revenue. Revenue increased by $27.4 million, or 20%, to $162.3 million for the three months ended March 31, 2023 as compared to $134.9 million for the same period in 2022. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets; expansion into new markets such as Ontario, Mexico and Maryland, each of which launched after March 31, 2022; and expansion of services in existing jurisdictions such as online sports betting in West Virginia and retail sports betting in Virginia, each of which launched after March 31, 2022. The increase reflects higher period-over-period online casino and sports betting revenue of $26.0 million, retail sports betting revenue of $1.3 million and social gaming revenue of $0.1 million.
Costs of Revenue. Costs of revenue increased by $7.3 million, or 7%, to $107.2 million for the three months ended March 31, 2023 as compared to $99.9 million for the same period in 2022. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets as noted above. Gaming taxes, payment processing costs, operating expenses, and personnel costs contributed $5.2 million, $1.8 million, $1.4 million and $1.1 million, respectively, offset by a decrease of $2.2 million in market access costs. Costs of revenue as a percentage of revenue decreased to 66% for the three months ended March 31, 2023 as compared to 74% for the same period in 2022.
Advertising and Promotions. Advertising and promotions expense decreased by $16.9 million, or 25%, to $49.9 million for the three months ended March 31, 2023 as compared to $66.8 million for the same period in 2022. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North and Latin American online gaming industries continue to mature. We continue to focus marketing efforts and strategies in newly entered and existing markets on increasing customer awareness and use of our offerings. Advertising and promotions expense as a percentage of revenue decreased to 31% for the three months ended March 31, 2023 as compared to 50% for the same period in 2022.
General Administration and Other. General administration and other expense increased by $6.1 million, or 39%, to $21.6 million for the three months ended March 31, 2023 as compared to $15.5 million for the same period in 2022. The increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue increased to 13% for the three months ended March 31, 2023 as compared to 12% for the same period in 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $3.0 million, or 110%, to $5.7 million for the three months ended March 31, 2023 as compared to $2.7 million for the same period in 2022. The increase was mainly due to additional purchases of property and equipment and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue was 4% for the three months ended March 31, 2023 as compared to 2% for the same period in 2022.
Interest Expense, Net. Interest income was $0.4 million for the three months ended March 31, 2023 as compared to expense of $0.2 million for the same period in 2022. The increase in interest income was mainly attributable to the management’s strategic decision to invest excess cash in cash equivalents such as short-term certificates of deposits, offset by the recognition of imputed interest associated with deferred royalties and finance leases relating to online gaming servers.
Income Tax Expense. Income tax expense increased by $0.8 million, or 40%, to $2.8 million for the three months ended March 31, 2023 as compared to $2.0 million for the same period in 2022. Income tax expense for the three months ended March 31, 2023 and 2022 related to the profitability of our foreign real-money operations and foreign software development operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue was 2% for the three months ended March 31, 2023 as compared to 1% for the same period in 2022.
Seasonality and Other Trends Impacting Our Business
Our results of operations can, and generally do, fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results, foreign currency exchange rates and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform and customer support services, the number, timing, and type of sporting events, the length of professional sports seasons, our offerings and marketing efforts and those of our competitors (including those not just in the online gaming industry but also in the entertainment industry more broadly), climate and weather conditions, public sentiment, an economic downturn or other economic factors such as inflation, economic uncertainty or macroeconomic conditions. As customer engagement varies, so may our quarterly financial performance.
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
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the American football season as well as during the NBA and NCAA basketball seasons. With respect to our online sports betting and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl, the NBA finals and NCAA basketball March Madness.
From a legislative perspective, we are continuing to see momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, in many cases these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we are also continuing to see momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund expanding budgets.
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
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations. Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits.
We had $147.3 million in cash and cash equivalents as of March 31, 2023 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products). We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows, if any.
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
We expect our existing cash and cash equivalents and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and personnel, in particular in product development, engineering and operations roles. We also expect to increase our marketing, advertising and promotional spend in certain existing and new markets, as well as market access fees and license costs as we continue to enter into new market access arrangements with local partners in new jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
We expect our material cash requirements during the upcoming 12-month period to include $17.8 million of non-cancellable purchase obligations with marketing vendors, $3.2 million of license and market access fees, and $1.0 million of lease payments. In addition, we will continue to strategically pursue expansion into new markets, which is expected to require significant capital investments. We have $58.6 million of additional non-cancellable purchase obligations including obligations with marketing vendors, for license and market access fees and for lease payments subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements.
Debt
As of March 31, 2023, we had no debt outstanding. We have an outstanding letter of credit for $1.7 million in connection with our operations in Colombia, for which no amounts have been drawn as of March 31, 2023.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash used in operating activities	$(24,276)	$(37,007)
Net cash used in investing activities	(6,467)	(3,372)
Net cash used in financing activities	(24)	(432)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	283	1,491
Net change in cash, cash equivalents and restricted cash	$(30,484)	$(39,320)
Operating activities. Net cash used in operating activities for the three months ended March 31, 2023 decreased by $12.7 million to $24.3 million, as compared to $37.0 million during the same period in 2022. The decrease reflects a lower period-over-period net loss totaling $27.8 million and increased non-cash expenses of $7.3 million, which was partially offset by an increase in working capital totaling $22.7 million. The increase in non-cash expenses was driven primarily by share-based compensation expense totaling $3.7 million, additional depreciation and amortization totaling $3.0 million and write-offs of long-lived assets totaling $0.6 million.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2023 increased by $3.1 million to $6.5 million, as compared to $3.4 million during the same period in 2022. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $4.4 million and an increase in cash paid for the development of media content totaling $0.2 million, which was partially offset by less cash paid for the acquisition of gaming licenses totaling $0.8 million and property and equipment purchases totaling $0.7 million.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2023 was less than $0.1 million as compared to $0.4 million during the same period in 2022. The period-over-period difference reflects lower principal payments of finance lease liabilities totaling $0.4 million.
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

There were no material changes during the quarter ended March 31, 2023, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of March 31, 2023, we had cash, cash equivalents and restricted cash of $175.6 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2023.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar, and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the three months ended March 31, 2023 and 2022, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2023.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the three months ended March 31, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.

Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10.1§*	Business Consulting Agreement dated October 28, 2015, by RSILP and an entity owned and controlled by Einar Roosileht.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
_____________________________________

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K. Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.
May 4, 2023	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)