Form 10-Q
period 2023-06-30
Rush Street Interactive, Inc.
filed 2023-08-03
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 2, 2023, there were 69,109,414 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 152,899,310 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•economic downturns, such as recessions, inflation, and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling parts of their seasons or certain events due to external factors such as pandemics, could adversely affect our business, financial condition, results of operations and prospects;
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$127,784	$179,723
Restricted cash	23,645	26,358
Players’ receivables	8,804	11,174
Due from affiliates	29,792	35,904
Prepaid expenses and other current assets	12,329	11,312
Total current assets	202,354	264,471

Intangible assets, net	75,295	69,025
Property and equipment, net	9,691	9,764
Operating lease assets	1,374	1,852
Other assets	6,329	5,234
Total assets	$295,043	$350,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,943	$29,803
Accrued expenses	50,893	64,903
Players’ liabilities	37,797	42,512
Current deferred royalty liabilities	1,619	1,526
Current operating lease liabilities	681	722
Other current liabilities	4,106	4,479
Total current liabilities	113,039	143,945

Non-current deferred royalty liabilities	13,259	14,106
Non-current operating lease liabilities	734	1,177
Other non-current liabilities	1,208	244
Total liabilities	128,240	159,472

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 67,567,032 and 65,111,616 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 154,441,692 and 155,955,584 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	15	16

Additional paid-in capital	184,003	177,683
Accumulated other comprehensive loss	(1,103)	(1,648)
Accumulated deficit	(132,411)	(120,012)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	50,511	56,045

Non-controlling interests	116,292	134,829
Total stockholders’ equity	166,803	190,874
Total liabilities and stockholders’ equity	$295,043	$350,346
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$165,062	$143,736	$327,423	$278,674

Operating costs and expenses
Costs of revenue	109,853	104,882	217,007	204,740
Advertising and promotions	40,965	44,742	90,905	111,591
General administration and other	20,558	16,610	42,150	32,150
Depreciation and amortization	7,988	3,290	13,743	6,027
Total operating costs and expenses	179,364	169,524	363,805	354,508
Loss from operations	(14,302)	(25,788)	(36,382)	(75,834)

Other income (expenses)
Interest income (expense), net	288	(223)	668	(445)
Loss before income taxes	(14,014)	(26,011)	(35,714)	(76,279)

Income tax expense	2,720	2,335	5,520	4,337
Net loss	$(16,734)	$(28,346)	$(41,234)	$(80,616)

Net loss attributable to non-controlling interests	(11,595)	(20,014)	(28,835)	(57,587)
Net loss attributable to Rush Street Interactive, Inc.	$(5,139)	$(8,332)	$(12,399)	$(23,029)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic and diluted	$(0.08)	$(0.13)	$(0.19)	$(0.37)
Weighted average common shares outstanding – basic and diluted	67,389,454	63,976,146	66,330,641	62,889,746
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(16,734)	$(28,346)	$(41,234)	$(80,616)

Other comprehensive loss
Foreign currency translation adjustment	1,626	(1,923)	1,970	(409)
Comprehensive loss	$(15,108)	$(30,269)	$(39,264)	$(81,025)

Comprehensive loss attributable to non-controlling interests	(10,463)	(21,378)	(27,460)	(57,863)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(4,645)	$(8,891)	$(11,804)	$(23,162)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	702,759	—	—	—	2,330	—	—	2,330	5,345	7,675
Foreign currency translation adjustment	—	—	—	—	—	101	—	101	243	344
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,500,000	1	(1,500,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,260)	(7,260)	(17,240)	(24,500)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	1,565	(47)	—	1,518	(1,518)	—
Balance at March 31, 2023 (Unaudited)	67,314,375	7	154,455,584	15	181,578	(1,594)	(127,272)	52,734	121,659	174,393
Share-based compensation	238,765	—	—	—	2,288	—	—	2,288	5,230	7,518
Foreign currency translation adjustment	—	—	—	—	—	494	—	494	1,132	1,626
Issuance of Class A Common Stock upon RSILP Unit Exchanges	13,892	—	(13,892)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,139)	(5,139)	(11,595)	(16,734)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	137	(3)	—	134	(134)	—
Balance at June 30, 2023 (Unaudited)	67,567,032	$7	154,441,692	$15	$184,003	$(1,103)	$(132,411)	$50,511	$116,292	$166,803

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	—	—	—	—	1,145	—	—	1,145	2,792	3,937
Foreign currency translation adjustment	—	—	—	—	—	426	—	426	1,088	1,514
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,808,745	—	(2,808,745)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,697)	(14,697)	(37,573)	(52,270)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	3,458	(8)	—	3,450	(3,450)	—
Balance at March 31, 2022 (Unaudited)	63,927,151	6	155,893,584	16	171,873	(57)	(96,078)	75,760	185,122	260,882
Share-based compensation	69,652	—	—	—	1,128	—	—	1,128	2,752	3,880
Foreign currency translation adjustment	—	—	—	—	—	(559)	—	(559)	(1,364)	(1,923)
Acquisition of trademark intangible asset	60,000	—	480,000	—	786	—	—	786	1,914	2,700
Net loss	—	—	—	—	—	—	(8,332)	(8,332)	(20,014)	(28,346)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	(64)	—	—	(64)	64	—
Balance at June 30, 2022 (Unaudited)	64,056,803	$6	156,373,584	$16	$173,723	$(616)	$(104,410)	$68,719	$168,474	$237,193
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(41,234)	$(80,616)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	15,193	7,817
Depreciation and amortization expense	13,743	6,027
Deferred income taxes	—	46
Noncash lease expense	320	241
Write off of long-lived assets	683	—
Changes in operating assets and liabilities:
Players’ receivables	2,370	(1,324)
Due from affiliates	6,112	2,695
Prepaid expenses and other current assets	(1,017)	(3,700)
Other assets	(1,095)	161
Accounts payable	(11,902)	(3,049)
Accrued expenses and other current liabilities	(14,529)	4,008
Players’ liabilities	(4,715)	7,408
Deferred royalty liabilities	(754)	(676)
Operating lease liabilities	(330)	(302)
Net cash used in operating activities	(37,155)	(61,264)

Cash flows from investing activities
Purchases of property and equipment	(752)	(1,769)
Acquisition of gaming licenses	(6,446)	(1,027)
Internally developed software costs	(11,447)	(5,578)
Media content production costs	(470)	—
Cash paid for asset acquisition	—	(1,540)
Net cash used in investing activities	(19,115)	(9,914)

Cash flows from financing activities
Principal payments of finance lease liabilities	(247)	(455)
Net cash used in financing activities	(247)	(455)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,865	(389)

Net change in cash, cash equivalents and restricted cash	(54,652)	(72,022)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	206,081	300,329
Cash, cash equivalents and restricted cash, at the end of the period (1)	$151,429	$228,307

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Operating lease assets obtained in exchange for new or modified operating lease liabilities	$—	$196
Finance lease assets obtained in exchange for new or modified finance lease liabilities	$1,445	$410
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$1,652	$3,386
Property and equipment purchases in Accounts Payable and Accrued Expenses	$132	$87
License fee purchases in Accounts Payable and Accrued Expenses	$70	$63
Class V Common stock issued to acquire trademark intangible asset	$—	$2,400
Class A Common stock issued to acquire trademark intangible asset	$—	$300

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,248	$5,025
Cash paid for interest	$453	$476
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
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third-party holdings of equity interests are presented as non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in equity. The portion of net loss attributable to the non-controlling interests is presented as net loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations, while the portion of comprehensive loss attributable to non-controlling interests is reported as comprehensive loss attributable to non-controlling interests in the Company’s condensed consolidated statements of comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation, or UP-C, structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The non-controlling interest represents the Class A Common Units of RSILP (“RSILP Units”) held by holders other than the Company. As of June 30, 2023, the Company owned 30.43% of the RSILP Units and the holders of the non-controlling interest owned 69.57% of the RSILP Units.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, comprehensive loss, and changes in equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Intangible Assets, Net
Media content production costs
The Company capitalizes costs associated with the development and production of media content in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles - Goodwill and Other. The asset is recognized in intangible Assets, net in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 and is amortized over the estimated useful life of two years.
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
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains were $1.1 million and $1.5 million for the three and six months ended June 30, 2023 compared to losses of $0.5 million and $1.1 million for the same period in 2022. Amounts are recorded in General administration and other on the Company’s unaudited condensed consolidated statements of operations.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Disaggregation of revenue for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Online casino and online sports betting	$160,746	$141,174	$318,418	$272,832
Retail sports betting	3,272	1,679	6,935	4,009
Social gaming	1,044	883	2,070	1,833
Total revenue	$165,062	$143,736	$327,423	$278,674

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue by geographic region for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
United States and Canada	$146,610	$130,546	$293,307	$253,080
Latin America, including Mexico	18,452	13,190	34,116	25,594
Total revenue	$165,062	$143,736	$327,423	$278,674
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
The deferred revenue balances as of June 30, 2023 and June 30, 2022 were as follows:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Deferred revenue, beginning of period	$7,840	$4,637
Deferred revenue, end of period	$4,963	$4,549
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$7,840	$4,637

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Intangible Assets, Net
The Company had the following intangible assets, net as of June 30, 2023 and December 31, 2022:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
June 30, 2023	7.57	$60,091	$(19,108)	$40,983
December 31, 2022	8.44	$54,334	$(12,363)	$41,971

Internally Developed Software
June 30, 2023	2.36	$32,307	$(7,224)	$25,083
December 31, 2022	2.51	$20,860	$(3,490)	$17,370

Developed Technology
June 30, 2023	6.50	$5,931	$(1,112)	$4,819
December 31, 2022	7.00	$5,931	$(741)	$5,190

Trademark Asset
June 30, 2023	3.92	$5,088	$(1,102)	$3,986
December 31, 2022	4.42	$5,088	$(594)	$4,494

Media Content
June 30, 2023	1.88	$450	$(26)	$424
December 31, 2022	N/A	$—	$—	$—
Amortization expense was $6.8 million and $11.5 million for the three and six months ended June 30, 2023, respectively, compared to amortization expense of $2.8 million and $5.0 million for the same respective periods in 2022.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Computers, software and related equipment	$5,000	$4,050
Operating equipment and servers	4,745	4,610
Furniture	635	600
Leasehold improvements	652	640
Property and equipment not yet placed into service	462	816
Total property and equipment	11,494	10,716
Less: accumulated depreciation	(5,622)	(3,818)
	5,872	6,898

Finance lease right-of-use assets	4,557	3,112
Less: accumulated amortization	(738)	(246)
	3,819	2,866

Property and equipment, net	$9,691	$9,764
The Company recorded depreciation expense on property and equipment of $0.9 million and $1.7 million for the three and six months ended June 30, 2023, respectively, compared to depreciation expense of $0.5 million and $0.9 million for the same respective periods in 2022. The Company recorded amortization expense on finance lease right-of-use assets of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million for the same respective periods in 2022.
6.    Accrued Expenses
The Company has the following accrued expenses as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued compensation and related expenses	$8,013	$10,077
Accrued operating expenses	23,701	24,178
Accrued marketing expenses	14,813	27,315
Accrued professional fees	2,929	1,620
Due to affiliates	501	649
Other	936	1,064
Total accrued expenses	$50,893	$64,903

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Stockholders’ Equity
Non-Controlling Interest
The non-controlling interest represents the RSILP Units held by holders other than the Company.
The non-controlling interests owned 69.57% and 70.55% of the RSILP Units outstanding as of June 30, 2023 and December 31, 2022, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the six months ended June 30, 2023:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2022:	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(0.68)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.30)%
Non-controlling interest % as of June 30, 2023:	69.57%
The non-controlling interests owned 70.94% and 72.20% of the RSILP Units outstanding, as of June 30, 2022 and December 31, 2021, respectively. The table below illustrates a rollforward of the non-controlling interest percentages during the six months ended June 30, 2022:

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
During the six months ended June 30, 2023, the Compensation Committee of the Board and the full Board each approved an amendment to the 2020 Plan to increase the number of shares of Class A Common Stock reserved under the 2020 Plan by 22.4 million shares, with the Company’s stockholders approving such amendment at the Company’s 2023 annual meeting of stockholders on June 1, 2023. The 2020 Plan will terminate on December 29, 2030.
There are currently an aggregate of approximately 35.8 million shares of Class A Common Stock reserved under the 2020 Plan, which may consist of authorized and unissued shares, treasury shares or shares reacquired by the Company.
Restricted Stock Units (“RSUs”) and Options
The Company granted 2,498,739 and 247,500 RSUs with service conditions, during the six months ended June 30, 2023 and 2022, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company granted 1,495,303 and nil RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the six months ended June 30, 2023 and 2022, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo Simulation using the following assumptions:

June 30, 2023
Volatility rate	69.78%
Risk-free interest rate	3.85%
Average expected life (in years)	2.8
Dividend yield	None
Stock price at grant date	$3.28
The Company granted 1,084,445 and nil stock options during the six months ended June 30, 2023 and 2022, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

June 30, 2023
Volatility rate	70.00%
Risk-free interest rate	3.80%
Average expected life (in years)	6.0
Dividend yield	None
Stock price at grant date	$3.28
Exercise price	$3.28
RSU and stock option activity for the six months ended June 30, 2023 and 2022, was as follows:

	RSUs		Options
	Number of units	Weighted-average grant price	Number of options	Weighted-average exercise price
Unvested balance at December 31, 2022	7,492,613	$7.48	854,888	$4.93
Granted	3,994,042	4.12	1,084,445	3.21
Vested	(1,144,771)	4.37	(32,275)	15.40
Forfeited	(53,845)	11.26	—	—
Unvested balance at June 30, 2023	10,288,039	$6.51	1,907,058	$3.81

	RSUs		Options
	Number of units	Weighted average grant price	Number of options	Weighted-average exercise price
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$15.40
Granted	247,500	5.39	—	—
Vested	(132,899)	10.16	(32,278)	15.40
Forfeited	(42,655)	14.91	—	—
Unvested balance at June 30, 2022	3,148,104	$15.50	64,549	$15.40
The aggregate fair value of the RSUs granted during the three and six months ended June 30, 2023, was nil and approximately $16.5 million, respectively, compared to the aggregate fair value of the RSUs granted of $1.2 million and $1.3 million for the same respective periods in 2022. The weighted average grant date fair value of RSUs vested during the three and six months ended June 30, 2023 was approximately $1.4 million and $5.0 million, respectively, compared to $1.4 million for both respective periods in 2022.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate fair value of stock options granted during the three and six months ended June 30, 2023 was nil and approximately $2.3 million, respectively, compared to nil for both respective periods in 2022. The stock options outstanding as of June 30, 2023 had no intrinsic value. The weighted-average grant-date fair values of options granted during the three and six months ended June 30, 2023 was approximately nil and $2.14, respectively, compared to nil for the same periods in 2022.
As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to RSUs of $51.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.10 years.
As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to stock options of $3.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.26 years.
Share-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Costs of revenue	$269	$246	$526	$490
Advertising and promotions	559	511	1,095	1,016
General administration and other	6,690	3,123	13,572	6,311
Total share-based compensation expense	$7,518	$3,880	$15,193	$7,817
9.    Income Taxes
The income tax provision for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Income tax provision	$2,720	$2,335	$5,520	$4,337
The Company recognized federal, state and foreign income tax expense of $2.7 million and $5.5 million during the three and six months ended June 30, 2023, respectively, compared to $2.3 million and $4.3 million during the same periods in 2022. The effective tax rates for the three and six months ended June 30, 2023 were (19.4)% and (15.5)%, respectively, and were (9.0)% and (5.7)% during the same periods in 2022. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, valuation allowances recorded on deferred tax assets in foreign jurisdictions where the Company recently began operating, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of June 30, 2023 and December 31, 2022 was $60.4 million and $58.7 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
10.    Net loss Per Share
The basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,734)	$(28,346)	$(41,234)	$(80,616)
Less: Net loss attributable to non-controlling interests	(11,595)	(20,014)	(28,835)	(57,587)
Net loss attributable to Rush Street Interactive, Inc. – basic and diluted	$(5,139)	$(8,332)	$(12,399)	$(23,029)

Denominator:
Weighted average common shares outstanding – basic and diluted	67,389,454	63,976,146	66,330,641	62,889,746

Net loss per Class A common share – basic and diluted	$(0.08)	$(0.13)	$(0.19)	$(0.37)
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
RSILP Units(1)	154,441,692	156,373,584
Unvested Restricted Stock Units	10,288,039	3,148,104
Unvested Stock Options	1,907,058	64,549
Vested Stock Options	64,553	32,278
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $13.6 million and $21.3 million for the three and six months ended June 30, 2023 compared to $13.9 million and $23.4 million for the same periods in 2022, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $29.8 million and $35.9 million at June 30, 2023 and December 31, 2022, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and six months ended June 30, 2023 and 2022 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the condensed consolidated financial statements at June 30, 2023 or December 31, 2022.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2023	$11,765
Year ending December 31, 2024	12,068
Year ending December 31, 2025	7,702
Year ending December 31, 2026	5,309
Year ending December 31, 2027	4,845
Thereafter	32,789
Total(1)	$74,478
_____________________________________

(1)
Includes operating lease and finance lease obligations under license and market access commitments totaling $51.8 million, obligations under non-cancelable contracts with marketing vendors totaling $19.4 million, and non-cancelable lease contracts totaling $3.3 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
MAUs is a key indicator of the scale of our user base and awareness of our brands. We believe that year-over-year MAUs may also generally indicative of the long-term revenue growth potential of our business, although MAUs in individual periods may be less indicative of our longer-term expectations. We expect the number of MAUs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our offerings to appeal to a wider audience.

The chart below presents our average MAUs for the six months ended June 30, 2023 and 2022:
The decrease in MAUs was mainly due to our strategic reduction in advertising, marketing and bonusing efforts in certain markets, primarily consisting of online sportsbook-only markets.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU for the six months ended June 30, 2023 and 2022:
The year-over-year increase in ARPMAU was mainly due to our continued operations in markets that launched after June 30, 2022, where we offer online casino in addition to online sports betting such as Ontario, Canada, the impact of our strategic advertising and marketing efforts in other markets where offer online casino and our focus on retaining quality players.

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
The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(16,734)	$(28,346)	$(41,234)	$(80,616)

Interest (income) expense, net	(288)	223	(668)	445
Income tax expense	2,720	2,335	5,520	4,337
Depreciation and amortization	7,988	3,290	13,743	6,027
Share-based compensation expense	7,518	3,880	15,193	7,817
Adjusted EBITDA	$1,204	$(18,618)	$(7,446)	$(61,990)
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

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$165,062	$143,736	$21,326	15%
Costs of revenue	109,853	104,882	4,971	5%
Advertising and promotions	40,965	44,742	(3,777)	(8)%
General administration and other	20,558	16,610	3,948	24%
Depreciation and amortization	7,988	3,290	4,698	143%
Loss from operations	(14,302)	(25,788)	11,486	(45)%
Interest income (expense), net	288	(223)	511	229%
Loss before income taxes	(14,014)	(26,011)	11,997	(46)%
Income tax expense	2,720	2,335	385	16%
Net loss	$(16,734)	$(28,346)	$11,612	(41)%
Revenue. Revenue increased by $21.3 million, or 15%, to $165.1 million for the three months ended June 30, 2023 as compared to $143.7 million for the same period in 2022. The increase was mainly due to and directly correlated with our continued growth in a majority of our existing markets; expansion into new markets such as Mexico, which launched after June 30, 2022; and expansion of offerings in existing jurisdictions such as online sports betting in West Virginia and retail sports betting in Virginia, each of which launched after June 30, 2022. The increase reflects higher period-over-period online casino and sports betting revenue of $19.6 million, retail sports betting revenue of $1.6 million and social gaming revenue of $0.1 million.
Costs of Revenue. Costs of revenue increased by $5.0 million, or 5%, to $109.9 million for the three months ended June 30, 2023 as compared to $104.9 million for the same period in 2022. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Gaming taxes and payment processing costs contributed $5.7 million and $2.1 million to the period-over-period increase in costs of revenue, respectively, offset by a decrease of operating expenses and market access costs of $1.9 million and $1.8 million, respectively. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 67% for the three months ended June 30, 2023 as compared to 73% for the same period in 2022.
Advertising and Promotions. Advertising and promotions expense decreased by $3.8 million, or 8%, to $40.9 million for the three months ended June 30, 2023 as compared to $44.7 million for the same period in 2022. The decrease was mainly due to management’s continued strategy of rationalizing marketing spend as the North and Latin American online gaming industries continues to mature. We continue to focus marketing efforts and strategies in newly entered and existing markets on increasing customer awareness and use of our offerings. Advertising and promotions expense as a percentage of revenue decreased to 25% for the three months ended June 30, 2023 as compared to 31% for the same period in 2022.
General Administration and Other. General administration and other expense increased by $3.9 million, or 24%, to $20.5 million for the three months ended June 30, 2023 as compared to $16.6 million for the same period in 2022. The increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue was 12% for the three months ended June 30, 2023 and the same period in 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $4.7 million to $8.0 million for the three months ended June 30, 2023 as compared to $3.3 million for the same period in 2022. The increase was mainly due to additional purchases of property and equipment and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 5% for the three months ended June 30, 2023 as compared to 2% for the same period in 2022.
Interest Income (Expense), Net. Interest income was $0.3 million for the three months ended June 30, 2023 as compared to expense of $0.2 million for the same period in 2022. The increase in interest income was mainly attributable to the management’s strategic decision to invest excess cash in cash equivalents such as short-term certificates of deposits, offset by the recognition of imputed interest associated with deferred royalties and finance leases relating to online gaming servers.

Income Tax Expense. Income tax expense increased by $0.4 million, or 16%, to $2.7 million for the three months ended June 30, 2023 as compared to $2.3 million for the same period in 2022. Income tax expense for the three months ended June 30, 2023 related to profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue remained flat at 2% for the three months ended June 30, 2023 and 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$327,423	$278,674	$48,749	17%
Costs of revenue	217,007	204,740	12,267	6%
Advertising and promotions	90,905	111,591	(20,686)	(19)%
General administration and other	42,150	32,150	10,000	31%
Depreciation and amortization	13,743	6,027	7,716	128%
Loss from operations	(36,382)	(75,834)	39,452	(52)%
Interest income (expense), net	668	(445)	1,113	250%
Loss before income taxes	(35,714)	(76,279)	40,565	(53)%
Income tax expense	5,520	4,337	1,183	27%
Net loss	$(41,234)	$(80,616)	$39,382	(49)%
Revenue. Revenue increased by $48.7 million, or 17%, to $327.4 million for the six months ended June 30, 2023 as compared to $278.7 million for the same period in 2022. The increase was mainly due to and directly correlated with our continued growth in the majority of our existing markets; expansion into new markets such as Mexico, which launched after June 30, 2022; and expansion of offerings in existing jurisdictions such as online sports betting in West Virginia and retail sports betting in Virginia, each of which launched after June 30, 2022. The increase reflects higher period-over-period online casino and sports betting revenue of $45.6 million, retail sports betting revenue of $2.9 million and social gaming revenue of $0.2 million.
Costs of Revenue. Costs of revenue increased by $12.3 million, or 6%, to $217.0 million for the six months ended June 30, 2023 as compared to $204.7 million for the same period in 2022. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets as noted above. Gaming taxes, payment processing costs, and personnel costs contributed $11.0 million, $3.8 million, and $1.9 million, respectively, offset by a decrease of market access costs and operating expenses of $4.0 million and $0.4 million, respectively. Costs of revenue as a percentage of revenue decreased to 66% for the six months ended June 30, 2023 as compared to 73% for the same period in 2022.
Advertising and Promotions. Advertising and promotions expense decreased by $20.7 million, or 19%, to $90.9 million for the six months ended June 30, 2023 as compared to $111.6 million for the same period in 2022. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North and Latin American online gaming industries continue to mature. We continue to focus marketing efforts and strategies in newly entered and existing markets on increasing customer awareness and use of our offerings. Advertising and promotions expense as a percentage of revenue decreased to 28% for the six months ended June 30, 2023 as compared to 40% for the same period in 2022.
General Administration and Other. General administration and other expense increased by $10.0 million, or 31%, to $42.2 million for the six months ended June 30, 2023 as compared to $32.2 million for the same period in 2022. The increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue increased to 13% for the six months ended June 30, 2023 as compared to 12% for the same period in 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $7.7 million, or 128%, to $13.7 million for the six months ended June 30, 2023 as compared to $6.0 million for the same period in 2022. The increase was mainly due to additional purchases of property and equipment and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue was 4% for the six months ended June 30, 2023 as compared to 2% for the same period in 2022.

Interest Income (Expense), Net. Interest income was $0.7 million for the six months ended June 30, 2023 as compared to expense of $0.4 million for the same period in 2022. The increase in interest income was mainly attributable to the management’s strategic decision to invest excess cash in cash equivalents such as short-term certificates of deposits, offset by the recognition of imputed interest associated with deferred royalties and finance leases relating to online gaming servers.
Income Tax Expense. Income tax expense increased by $1.2 million, or 27%, to $5.5 million for the six months ended June 30, 2023 as compared to $4.3 million for the same period in 2022. Income tax expense for the six months ended June 30, 2023 and 2022 related to the profitability of our foreign real-money operations and foreign software development operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue remained flat at 2% for the six months ended June 30, 2023 and 2022.
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
We had $127.8 million in cash and cash equivalents as of June 30, 2023 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products). We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows, if any.
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
We expect our material cash requirements during the upcoming 12-month period to include $14.6 million of non-cancellable purchase obligations with marketing vendors, $3.2 million of license and market access fees, and $1.4 million of lease payments. In addition, we will continue to strategically pursue expansion into new markets, which is expected to require significant capital investments. We have $55.3 million of additional non-cancellable purchase obligations including obligations with marketing vendors, for license and market access fees and for lease payments subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
As of June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

Debt
As of June 30, 2023, we had no debt outstanding. We have an outstanding letter of credit for $2.1 million in connection with our operations in Colombia, for which no amounts have been drawn as of June 30, 2023.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash used in operating activities	$(37,155)	$(61,264)
Net cash used in investing activities	(19,115)	(9,914)
Net cash used in financing activities	(247)	(455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,865	(389)
Net change in cash, cash equivalents and restricted cash	$(54,652)	$(72,022)
Operating activities. Net cash used in operating activities for the six months ended June 30, 2023 decreased by $24.1 million to $37.2 million, as compared to $61.3 million during the same period in 2022. The decrease reflects a lower period-over-period net loss totaling $39.4 million and increased non-cash expenses of $15.9 million, which was partially offset by an increase in working capital totaling $29.8 million. The increase in non-cash expenses was driven primarily by share-based compensation expense totaling $7.4 million, additional depreciation and amortization totaling $7.7 million and write-offs of long-lived assets totaling $0.7 million.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2023 increased by $9.2 million to $19.1 million, as compared to $9.9 million during the same period in 2022. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $5.9 million, an increase in cash paid for the acquisition of gaming licenses totaling $5.4 million and an increase in cash paid for the development of media content totaling $0.5 million, which was partially offset by less property and equipment purchases totaling $1.1 million and less cash paid for assets acquisitions totaling $1.5 million.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2023 decreased by $0.3 million to $0.2 million, as compared to $0.5 million during the same period in 2022. The period-over-period difference reflects lower principal payments of finance lease liabilities totaling $0.3 million.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The net effect of exchange rate changes on cash, cash equivalents and restricted cash, when expressed in U.S. Dollar terms, was an increase of $1.9 million for the six months ended June 30, 2023 as compared to a decrease of $0.4 million for the six months ended June 30, 2023. These changes were due to fluctuations in foreign currency exchange rates from period to period.
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
There were no material changes during the quarter ended June 30, 2023, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of June 30, 2023, we had cash, cash equivalents and restricted cash of $151.4 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2023.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the six months ended June 30, 2023 and 2022, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2023.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the six months ended June 30, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RUSH STREET INTERACTIVE, INC.
August 3, 2023	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)