Form 10-Q
period 2023-09-30
Rush Street Interactive, Inc.
filed 2023-11-02
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 1, 2023, there were 71,615,525 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 150,649,310 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$171,235	$179,723
Restricted cash	4,934	26,358
Players’ receivables	14,996	11,174
Due from affiliates	21,794	35,904
Prepaid expenses and other current assets	10,419	11,312
Total current assets	223,378	264,471

Intangible assets, net	75,152	69,025
Property and equipment, net	8,098	9,764
Operating lease assets	1,413	1,852
Other assets	6,779	5,234
Total assets	$314,820	$350,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,147	$29,803
Accrued expenses	56,311	64,903
Players’ liabilities	50,046	42,512
Current deferred royalty liabilities	1,665	1,526
Current operating lease liabilities	692	722
Other current liabilities	5,981	4,479
Total current liabilities	137,842	143,945

Non-current deferred royalty liabilities	12,829	14,106
Non-current operating lease liabilities	748	1,177
Other non-current liabilities	1,067	244
Total liabilities	152,486	159,472

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 70,829,206 and 65,111,616 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 151,399,310 and 155,955,584 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15	16

Additional paid-in capital	188,754	177,683
Accumulated other comprehensive loss	(679)	(1,648)
Accumulated deficit	(136,590)	(120,012)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	51,507	56,045

Non-controlling interests	110,827	134,829
Total stockholders’ equity	162,334	190,874
Total liabilities and stockholders’ equity	$314,820	$350,346
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$169,887	$148,004	$497,310	$426,678

Operating costs and expenses
Costs of revenue	116,159	103,321	333,166	308,061
Advertising and promotions	34,620	45,203	125,525	156,794
General administration and other	22,409	16,040	64,559	48,190
Depreciation and amortization	8,401	4,039	22,144	10,066
Total operating costs and expenses	181,589	168,603	545,394	523,111
Loss from operations	(11,702)	(20,599)	(48,084)	(96,433)

Other income (expenses)
Interest income (expense), net	762	(219)	1,430	(664)
Loss before income taxes	(10,940)	(20,818)	(46,654)	(97,097)

Income tax expense	2,426	1,839	7,946	6,176
Net loss	$(13,366)	$(22,657)	$(54,600)	$(103,273)

Net loss attributable to non-controlling interests	(9,187)	(16,044)	(38,022)	(73,631)
Net loss attributable to Rush Street Interactive, Inc.	$(4,179)	$(6,613)	$(16,578)	$(29,642)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic and diluted	$(0.06)	$(0.10)	$(0.25)	$(0.47)
Weighted average common shares outstanding – basic and diluted	69,698,787	64,058,437	67,465,694	63,283,591
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(13,366)	$(22,657)	$(54,600)	$(103,273)

Other comprehensive loss
Foreign currency translation adjustment	1,495	(1,368)	3,465	(1,777)
Comprehensive loss	$(11,871)	$(24,025)	$(51,135)	$(105,050)

Comprehensive loss attributable to non-controlling interests	(8,161)	(17,014)	(35,621)	(74,877)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(3,710)	$(7,011)	$(15,514)	$(30,173)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	702,759	—	—	—	2,330	—	—	2,330	5,345	7,675
Foreign currency translation adjustment	—	—	—	—	—	101	—	101	243	344
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,500,000	1	(1,500,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,260)	(7,260)	(17,240)	(24,500)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	1,565	(47)	—	1,518	(1,518)	—
Balance at March 31, 2023 (Unaudited)	67,314,375	7	154,455,584	15	181,578	(1,594)	(127,272)	52,734	121,659	174,393
Share-based compensation	238,765	—	—	—	2,288	—	—	2,288	5,230	7,518
Foreign currency translation adjustment	—	—	—	—	—	494	—	494	1,132	1,626
Issuance of Class A Common Stock upon RSILP Unit Exchanges	13,892	—	(13,892)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,139)	(5,139)	(11,595)	(16,734)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	137	(3)	—	134	(134)	—
Balance at June 30, 2023 (Unaudited)	67,567,032	7	154,441,692	15	184,003	(1,103)	(132,411)	50,511	116,292	166,803
Share-based compensation	219,792	—	—	—	2,359	—	—	2,359	5,043	7,402
Foreign currency translation adjustment	—	—	—	—	—	469	—	469	1,026	1,495
Issuance of Class A Common Stock upon RSILP Unit Exchanges	3,042,382	—	(3,042,382)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,179)	(4,179)	(9,187)	(13,366)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	2,392	(45)	—	2,347	(2,347)	—
Balance at September 30, 2023 (Unaudited)	70,829,206	$7	151,399,310	$15	$188,754	$(679)	$(136,590)	$51,507	$110,827	$162,334

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	—	—	—	—	1,145	—	—	1,145	2,792	3,937
Foreign currency translation adjustment	—	—	—	—	—	426	—	426	1,088	1,514
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,808,745	—	(2,808,745)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(14,697)	(14,697)	(37,573)	(52,270)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	3,458	(8)	—	3,450	(3,450)	—
Balance at March 31, 2022 (Unaudited)	63,927,151	6	155,893,584	16	171,873	(57)	(96,078)	75,760	185,122	260,882
Share-based compensation	69,652	—	—	—	1,128	—	—	1,128	2,752	3,880
Foreign currency translation adjustment	—	—	—	—	—	(559)	—	(559)	(1,364)	(1,923)
Acquisition of trademark intangible asset	60,000	—	480,000	—	786	—	—	786	1,914	2,700
Net loss	—	—	—	—	—	—	(8,332)	(8,332)	(20,014)	(28,346)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	(64)	—	—	(64)	64	—
Balance at June 30, 2022 (Unaudited)	64,056,803	6	156,373,584	16	173,723	(616)	(104,410)	68,719	168,474	237,193
Share-based compensation	37,592	—	—	—	1,187	—	—	1,187	2,897	4,084
Foreign currency translation adjustment	—	—	—	—	—	(398)	—	(398)	(970)	(1,368)
Net loss	—	—	—	—	—	—	(6,613)	(6,613)	(16,044)	(22,657)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	27	—	—	27	(27)	—
Balance at September 30, 2022 (Unaudited)	64,094,395	$6	156,373,584	$16	$174,937	$(1,014)	$(111,023)	$62,922	$154,330	$217,252
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(54,600)	$(103,273)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	22,595	11,901
Depreciation and amortization expense	22,144	10,066
Deferred income taxes	42	40
Noncash lease expense	507	404
Long-lived assets write off	683	—
Changes in operating assets and liabilities:
Players’ receivables	(3,822)	(1,171)
Due from affiliates	14,110	7,953
Prepaid expenses and other current assets	893	(3,476)
Other assets	(1,117)	283
Accounts payable	(6,746)	2,216
Accrued expenses and other current liabilities	(7,310)	13,235
Players’ liabilities	7,534	10,690
Deferred royalty liabilities	(1,138)	(1,043)
Operating lease liabilities	(534)	(448)
Net cash used in operating activities	(6,759)	(52,623)

Cash flows from investing activities
Purchases of property and equipment	(1,010)	(2,771)
Acquisition of gaming licenses	(6,796)	(3,091)
Internally developed software costs	(17,170)	(11,989)
Media content production costs	(608)	—
Investment in equity	(470)	—
Investment in long-term time deposits	—	(689)
Acquisition of trademark intangible asset, net of cash acquired	—	(1,540)
Net cash used in investing activities	(26,054)	(20,080)

Cash flows from financing activities
Principal payments of finance lease liabilities	(375)	(478)
Net cash used in financing activities	(375)	(478)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,276	(1,807)

Net change in cash, cash equivalents and restricted cash	(29,912)	(74,988)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	206,081	300,329
Cash, cash equivalents and restricted cash, at the end of the period (1)	$176,169	$225,341

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Operating lease assets obtained in exchange for new or modified operating lease liabilities	$210	$743
Finance lease assets obtained in exchange for new or modified finance lease liabilities	$1,445	$410
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$3,999	$3,413
Property and equipment purchases in Accounts Payable and Accrued Expenses	$169	$134
License fee purchases in Accounts Payable and Accrued Expenses	$123	$—
Class V Common stock issued to acquire trademark intangible asset	$—	$2,400
Class A Common stock issued to acquire trademark intangible asset	$—	$300

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,248	$5,310
Cash paid for interest	$697	$709
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
The Company is organized as an umbrella partnership-C corporation, or UP-C, structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The non-controlling interest represents the Class A Common Units of RSILP (“RSILP Units”) held by holders other than the Company. As of September 30, 2023, the Company owned 31.87% of the RSILP Units and the holders of the non-controlling interest owned 68.13% of the RSILP Units.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, comprehensive loss, and changes in equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period.
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
Restricted cash includes any cash and cash equivalents held by the Company that are legally restricted as to withdrawals or usage. This consists of certain deposits that are restricted under regulatory requirements. Regardless of whether customer deposits are legally restricted, the Company maintains separate bank accounts to segregate cash that resides in customers’ accounts from operational funds.
Players’ Liabilities
The Company records liabilities for customer cash account balances, the incremental progressive jackpot reserve and the expected future payout relating to customers’ unredeemed bonus store points and unused discretionary bonus incentives. Customer cash account balances consist of customer deposits, cash winnings, and pending cash wagers, less customer cash losses, withdrawals and tax withholdings. The Company’s restricted cash balance, players receivables balance, and the value of surety bonds held for the benefit of customers will equal or exceed the customer cash account balances.
Surety Bond
As of September 30, 2023, the Company has been issued $28.0 million in surety bonds that are used to satisfy regulatory requirements related to securing cash held by the Company on behalf of customers. There have been no claims against such bonds and the likelihood of future claims is remote. The Company did not have similar surety bonds outstanding as of December 31, 2022.
Intangible Assets, Net
Media content production costs
The Company capitalizes costs associated with the development and production of media content in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles - Goodwill and Other. The asset is recognized in Intangible Assets, net in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2023 and is amortized over the estimated useful life of two years.
Foreign Currency Gains and Losses
The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
revenues, costs and expenses. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of accumulated other comprehensive loss.
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains (losses) were $(1.1) million and $0.4 million for the three and nine months ended September 30, 2023 compared to losses of $1.0 million and $2.1 million for the same period in 2022. Amounts are recorded in General administration and other on the Company’s unaudited condensed consolidated statements of operations.
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
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as such as table games (i.e., blackjack and roulette) and slot machines. The Company generates revenue from these offerings through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot liability.
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
Retail sports betting
The Company provides retail sports services to land-based partners in exchange for a monthly commission based on that partner’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
sportsbook, technical support for the partner’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. The Company has a single performance obligation to provide retail sports services and records the revenue as services are performed and when the commission amounts are no longer constrained (i.e., the amount is known).
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
Disaggregation of revenue for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Online casino and online sports betting	$165,306	$143,670	$483,724	$416,502
Retail sports betting	3,505	3,265	10,440	7,274
Social gaming	1,076	1,069	3,146	2,902
Total revenue	$169,887	$148,004	$497,310	$426,678
Revenue by geographic region for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
United States and Canada	$150,887	$135,916	$444,194	$388,996
Latin America, including Mexico	19,000	12,088	53,116	37,682
Total revenue	$169,887	$148,004	$497,310	$426,678
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
The deferred revenue balances as of September 30, 2023 and September 30, 2022 were as follows:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Deferred revenue, beginning of period	$7,840	$4,637
Deferred revenue, end of period	$9,406	$7,719
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$7,840	$4,637

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Intangible Assets, Net
The Company had the following intangible assets, net as of September 30, 2023 and December 31, 2022:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
September 30, 2023	7.70	$60,416	$(22,483)	$37,933
December 31, 2022	8.44	$54,334	$(12,363)	$41,971

Internally Developed Software
September 30, 2023	2.42	$38,017	$(9,682)	$28,335
December 31, 2022	2.51	$20,860	$(3,490)	$17,370

Developed Technology
September 30, 2023	6.25	$5,931	$(1,297)	$4,634
December 31, 2022	7.00	$5,931	$(741)	$5,190

Trademark Asset
September 30, 2023	3.67	$5,088	$(1,357)	$3,731
December 31, 2022	4.42	$5,088	$(594)	$4,494

Media Content
September 30, 2023	1.72	$607	$(88)	$519
December 31, 2022	N/A	$—	$—	$—
Amortization expense was $6.4 million and $17.9 million for the three and nine months ended September 30, 2023, respectively, compared to amortization expense of $3.1 million and $8.1 million for the same respective periods in 2022.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Computers, software and related equipment	$5,266	$4,050
Operating equipment and servers	4,709	4,610
Furniture	634	600
Leasehold improvements	649	640
Property and equipment not yet placed into service	494	816
Total property and equipment	11,752	10,716
Less: accumulated depreciation	(7,004)	(3,818)
	4,748	6,898

Finance lease right-of-use assets	4,557	3,112
Less: accumulated amortization	(1,207)	(246)
	3,350	2,866

Property and equipment, net	$8,098	$9,764
The Company recorded depreciation expense on property and equipment of $1.5 million and $3.2 million for the three and nine months ended September 30, 2023, respectively, compared to depreciation expense of $0.7 million and $1.5 million for the same respective periods in 2022. The Company recorded amortization expense on finance lease right-of-use assets of $0.5 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.5 million for the same respective periods in 2022.
6.    Accrued Expenses
The Company has the following accrued expenses as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued compensation and related expenses	$9,779	$10,077
Accrued operating expenses	25,822	24,256
Accrued marketing expenses	16,415	27,315
Accrued professional fees	3,541	1,622
Due to affiliates	324	649
Other	430	984
Total accrued expenses	$56,311	$64,903

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represents the RSILP Units held by holders other than the Company.
Non-controlling interests owned 68.13% and 70.55% of the RSILP Units outstanding as of September 30, 2023 and December 31, 2022, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the nine months ended September 30, 2023:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2022:	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.05)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.37)%
Non-controlling interests ownership % as of September 30, 2023:	68.13%
Non-controlling interests owned 70.93% and 72.20% of the RSILP Units outstanding, as of September 30, 2022 and December 31, 2021, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the nine months ended September 30, 2022:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2021:	72.20%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.28)%
Issuance of Class A Common Stock to acquire trademark intangible asset	(0.02)%
Issuance of Class V Common Stock to acquire trademark intangible assets	0.06%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.03)%
Non-controlling interests ownership % as of September 30, 2022:	70.93%
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
During the nine months ended September 30, 2023, the Compensation Committee of the Board and the full Board each approved an amendment to the 2020 Plan to increase the number of shares of Class A Common Stock reserved under the 2020 Plan by 22.4 million shares, with the Company’s stockholders approving such amendment at the Company’s 2023 annual meeting of stockholders on June 1, 2023. There are approximately 35.8 million shares of Class A Common Stock reserved under the 2020 Plan. The 2020 Plan will terminate on December 29, 2030.
Restricted Stock Units (“RSUs”) and Options
The Company granted 2,532,732 and 3,913,998 RSUs with service conditions, during the nine months ended September 30, 2023 and 2022, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company granted 1,495,303 and 1,620,303 RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the nine months ended September 30, 2023 and 2022, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo Simulation using the following assumptions during the nine months ended September 30:

	2023	2022
Volatility rate	69.78%	71.00%
Risk-free interest rate	3.85%	4.39%
Average expected life (in years)	2.8	3.0
Dividend yield	None	None
Stock price at grant date	$3.28	$3.95
The Company granted 1,084,445 and 790,339 stock options during the nine months ended September 30, 2023 and 2022, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions during the nine months ended September 30:

	2023	2022
Volatility rate	70.00%	58.98%
Risk-free interest rate	3.80%	3.68%
Average expected life (in years)	6.0	5.6
Dividend yield	None	None
Stock price at grant date	$3.28	$4.07
Exercise price	$3.28	$4.07
RSU and stock option activity for the nine months ended September 30, 2023 and 2022, was as follows:

	RSUs		Options
	Number of units	Weighted-average grant price	Number of options	Weighted-average exercise price
Unvested balance at December 31, 2022	7,492,613	$7.48	854,888	$4.93
Granted	4,028,035	4.12	1,084,445	3.28
Vested(1)	(1,378,660)	4.30	(295,724)	5.31
Forfeited	(78,664)	9.62	—	—
Unvested balance at September 30, 2023	10,063,324	$6.56	1,643,609	$3.77
______________________________
(1)Includes 217,345 of RSUs that vested during the period but the resulting shares of Class A Common Stock have not yet been issued. There were 854,262 RSUs that vested but the resulting shares of Class A Common Stock were not issued as of September 30, 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	RSUs		Options
	Number of units	Weighted average grant price	Number of options	Weighted-average exercise price
Unvested balance at December 31, 2021	3,076,158	$16.08	96,827	$15.40
Granted	5,534,301	4.17	790,339	4.07
Vested(1)	(170,493)	8.80	(32,278)	15.40
Forfeited	(67,169)	15.69	—	—
Unvested balance at September 30, 2022	8,372,797	$8.36	854,888	$4.93
_________________________________
(1)Includes 3,247 of RSUs that vested during the period but the resulting shares of Class A Common Stock have not yet been issued. There were 386,377 RSUs that vested but the resulting shares of Class A Common Stock were not issued as of September 30, 2022.
The aggregate fair value of the RSUs granted during the three and nine months ended September 30, 2023, was $0.1 million and approximately $16.6 million, respectively, compared to the aggregate fair value of the RSUs granted of $21.7 million and $23.1 million for the same respective periods in 2022. The weighted average grant date fair value of RSUs vested during the three and nine months ended September 30, 2023 was approximately $0.9 million and $5.9 million, respectively, compared to $0.2 million and $1.5 million for the same respective periods in 2022.
The aggregate fair value of stock options granted during the three and nine months ended September 30, 2023 was nil and approximately $2.3 million, respectively, compared to $1.8 million for both respective periods in 2022. The stock options outstanding as of September 30, 2023 had an aggregate $1.9 million intrinsic value. The weighted-average grant-date fair values of options granted during the three and nine months ended September 30, 2023 was nil and $2.14, respectively, compared to $2.26 for the same periods in 2022.
As of September 30, 2023, the Company had unrecognized share-based compensation expense related to RSUs of $44.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.99 years.
As of September 30, 2023, the Company had unrecognized share-based compensation expense related to stock options of $3.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.15 years.
Share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Costs of revenue	$269	$249	$795	$739
Advertising and promotions	565	516	1,660	1,532
General administration and other	6,568	3,319	20,140	9,630
Total share-based compensation expense	$7,402	$4,084	$22,595	$11,901
9.    Income Taxes
The income tax provision for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Income tax provision	$2,426	$1,839	$7,946	$6,176
The Company recognized federal, state and foreign income tax expense of $2.4 million and $7.9 million during the three and nine months ended September 30, 2023, respectively, compared to $1.8 million and $6.2 million during the same periods in 2022. The effective tax rates for the three and nine months ended September 30, 2023 were (22.2)% and (17.0)%, respectively, and were (8.8)% and (6.4)% during the same periods in 2022. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, valuation allowances recorded on deferred tax assets in foreign

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
jurisdictions where the Company recently began operating, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
In August 2022, the U.S. Inflation Reduction Act of 2022 and the CHIPS and Science Act of 2022 were signed into law. These acts include, among other provisions, a corporate alternative minimum tax of 15%, an excise tax on the repurchase of corporate stock, various climate and energy provisions and incentives for investment in semiconductor manufacturing. These provisions are not expected to have a material impact on the Company’s results of operations or financial position.
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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the Tax Receivable Agreement; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the Tax Receivable Agreement related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized Tax Receivable Agreement liability as of September 30, 2023 and December 31, 2022 was $65.2 million and $58.7 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding Tax Receivable Agreement liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Net loss Per Share
The basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,366)	$(22,657)	$(54,600)	$(103,273)
Less: Net loss attributable to non-controlling interests	(9,187)	(16,044)	(38,022)	(73,631)
Net loss attributable to Rush Street Interactive, Inc. – basic and diluted	$(4,179)	$(6,613)	$(16,578)	$(29,642)

Denominator:
Weighted average common shares outstanding – basic and diluted	69,698,787	64,058,437	67,465,694	63,283,591

Net loss per Class A common share – basic and diluted	$(0.06)	$(0.10)	$(0.25)	$(0.47)
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding as their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
RSILP Units(1)	151,399,310	156,373,584
Unvested RSUs	10,063,324	8,372,797
Vested RSUs(2)	854,262	386,377
Unvested Stock Options	1,643,609	854,888
Vested Stock Options	328,002	32,278
_____________________________________
(1)    RSILP Units that are held by non-controlling interest holders and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
(2)    RSUs that vested but the resulting shares of Class A Common Stock have not yet been issued.

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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $11.2 million and $32.5 million for the three and nine months ended September 30, 2023 compared to $12.4 million and $35.8 million for the same periods in 2022, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as Costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $21.8 million and $35.9 million at September 30, 2023 and December 31, 2022, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and nine months ended September 30, 2023 and 2022 were not material to the condensed consolidated financial statements.
Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists and were not material to the condensed consolidated financial statements at September 30, 2023 or December 31, 2022.
12.    Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2023	$8,673
Year ending December 31, 2024	12,008
Year ending December 31, 2025	7,003
Year ending December 31, 2026	4,992
Year ending December 31, 2027	4,568
Thereafter	32,471
Total(1)	$69,715
_____________________________________

(1)
Includes operating lease and finance lease obligations under license and market access commitments totaling $49.1 million, obligations under non-cancelable contracts with marketing vendors totaling $17.5 million and non-cancelable lease contracts totaling $3.1 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
Our Business
We are a leading online gaming and entertainment company that focuses primarily on online casino and online sports betting in the U.S., Canadian and Latin American markets. Our mission is to engage and delight players by delivering friendly, fun and fair betting experiences. In furtherance of this mission, we strive to create an online community for our customers where we are transparent and honest, treat them fairly, show them that we value their time and loyalty, and listen to feedback. We also endeavor to implement industry leading responsible gaming practices and provide our customers with a cutting-edge online gaming platform and exciting, personalized offerings that will enhance their user experience.
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
*Previously announced that the Company and its partner in Connecticut intend to wind down their online and retail sports betting partnership in Connecticut, which the Company currently believes is likely to occur during the fourth quarter of 2023 or shortly thereafter.
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market and/or partner specific, and is based on brand awareness, market research, marketing efficiency, contractual obligations and applicable gaming rules and regulations.
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
MAUs is a key indicator of the scale of our user base and awareness of our brands. We believe that year-over-year MAUs may also generally be indicative of the long-term revenue growth potential of our business, although MAUs in individual periods may be less indicative of our longer-term expectations. We expect the number of MAUs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our offerings to appeal to a wider audience.

The chart below presents our average MAUs for the nine months ended September 30, 2023 and 2022:
The decrease in MAUs was mainly due to our strategic reduction in advertising, marketing and bonusing efforts in certain markets, primarily consisting of online sportsbook-only markets.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is average monthly revenue for the relevant markets divided by average MAUs in those markets. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU for the nine months ended September 30, 2023 and 2022:
The year-over-year increase in ARPMAU was mainly due to our continued operations in markets that launched during 2022, where we offer online casino in addition to online sports betting, the impact of our strategic advertising and marketing efforts in other markets where offer online casino and our focus on retaining quality players.

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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash (i.e., depreciation and amortization, share-based compensation) or are not related to our underlying business performance (i.e., interest income or expense).
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
The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(13,366)	$(22,657)	$(54,600)	$(103,273)

Interest (income) expense, net	(762)	219	(1,430)	664
Income tax expense	2,426	1,839	7,946	6,176
Depreciation and amortization	8,401	4,039	22,144	10,066
Share-based compensation expense	7,402	4,084	22,595	11,901
Adjusted EBITDA	$4,101	$(12,476)	$(3,345)	$(74,466)
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

Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on customer deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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
With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spend as we can quickly redirect our advertising spend based on dynamic testing of our advertising methods and channels.
General Administration and Other. General administration and other expenses consist primarily of administrative personnel costs, including salaries, bonuses, benefits and share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation of our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademark and developed technology) and finance lease right-of-use assets over their useful lives.
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

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$169,887	$148,004	$21,883	15%
Costs of revenue	116,159	103,321	12,838	12%
Advertising and promotions	34,620	45,203	(10,583)	(23)%
General administration and other	22,409	16,040	6,369	40%
Depreciation and amortization	8,401	4,039	4,362	108%
Loss from operations	(11,702)	(20,599)	8,897	(43)%
Interest income (expense), net	762	(219)	981	(448)%
Loss before income taxes	(10,940)	(20,818)	9,878	(47)%
Income tax expense	2,426	1,839	587	32%
Net loss	$(13,366)	$(22,657)	$9,291	(41)%
Revenue. Revenue increased by $21.9 million, or 15%, to $169.9 million for the three months ended September 30, 2023 as compared to $148.0 million for the same period in 2022. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets that launched after September 2022. The increase reflects higher period-over-period online casino and sports betting revenue of $21.6 million and retail sports betting revenue of $0.3 million.
Costs of Revenue. Costs of revenue increased by $12.8 million, or 12%, to $116.2 million for the three months ended September 30, 2023 as compared to $103.3 million for the same period in 2022. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Gaming taxes, operating expenses, payment processing costs, and market access costs contributed $8.0 million, $2.2 million, $1.6 million, and $0.5 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 68% for the three months ended September 30, 2023 as compared to 70% for the same period in 2022.
Advertising and Promotions. Advertising and promotions expense decreased by $10.6 million, or 23%, to $34.6 million for the three months ended September 30, 2023 as compared to $45.2 million for the same period in 2022. The decrease was mainly due to management’s continued strategy of rationalizing marketing spend as the North American and Latin American online gaming industries continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 20% for the three months ended September 30, 2023 as compared to 31% for the same period in 2022.
General Administration and Other. General administration and other expense increased by $6.4 million, or 40%, to $22.4 million for the three months ended September 30, 2023 as compared to $16.0 million for the same period in 2022. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue was 13% for the three months ended September 30, 2023 as compared to 11% for the same period in 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $4.4 million to $8.4 million for the three months ended September 30, 2023 as compared to $4.0 million for the same period in 2022. The increase was mainly due to additional costs to acquire property and equipment and other definite-lived intangible assets such as gaming licenses and internally developed software. Depreciation and amortization expense as a percentage of revenue increased to 5% for the three months ended September 30, 2023 as compared to 3% for the same period in 2022.
Interest Income (Expense), Net. Interest income, net was $0.8 million for the three months ended September 30, 2023 as compared to Interest expense, net of $0.2 million for the same period in 2022. The increase in interest income was mainly attributed to higher interest rates on cash and cash equivalents as compared to the same period in 2022.
Income Tax Expense. Income tax expense increased by $0.6 million, or 32%, to $2.4 million for the three months ended September 30, 2023 as compared to $1.8 million for the same period in 2022. Income tax expense for the three months ended September 30, 2023 related to profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue remained flat at 1% for the three months ended September 30, 2023 and 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$497,310	$426,678	$70,632	17%
Costs of revenue	333,166	308,061	25,105	8%
Advertising and promotions	125,525	156,794	(31,269)	(20)%
General administration and other	64,559	48,190	16,369	34%
Depreciation and amortization	22,144	10,066	12,078	120%
Loss from operations	(48,084)	(96,433)	48,349	(50)%
Interest income (expense), net	1,430	(664)	2,094	(315)%
Loss before income taxes	(46,654)	(97,097)	50,443	(52)%
Income tax expense	7,946	6,176	1,770	29%
Net loss	$(54,600)	$(103,273)	$48,673	(47)%
Revenue. Revenue increased by $70.7 million, or 17%, to $497.3 million for the nine months ended September 30, 2023 as compared to $426.6 million for the same period in 2022. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets that launched during 2022. The increase reflects higher period-over-period online casino and sports betting revenue of $67.2 million, retail sports betting revenue of $3.2 million and social gaming revenue of $0.3 million.
Costs of Revenue. Costs of revenue increased by $25.1 million, or 8%, to $333.2 million for the nine months ended September 30, 2023 as compared to $308.1 million for the same period in 2022. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets as noted above. Gaming taxes, payment processing costs, personnel costs and operating costs contributed $19.0 million, $5.4 million, $2.4 million and $1.8 million, respectively, which were partially offset by a decrease in market access costs of $3.5 million. Costs of revenue as a percentage of revenue decreased to 67% for the nine months ended September 30, 2023 as compared to 72% for the same period in 2022.
Advertising and Promotions. Advertising and promotions expense decreased by $31.3 million, or 20%, to $125.5 million for the nine months ended September 30, 2023 as compared to $156.8 million for the same period in 2022. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North American and Latin American online gaming industries continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 25% for the nine months ended September 30, 2023 as compared to 37% for the same period in 2022.
General Administration and Other. General administration and other expense increased by $16.4 million, or 34%, to $64.6 million for the nine months ended September 30, 2023 as compared to $48.2 million for the same period in 2022. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General administration and other expense as a percentage of revenue increased to 13% for the nine months ended September 30, 2023 as compared to 11% for the same period in 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $12.1 million, or 120%, to $22.1 million for the nine months ended September 30, 2023 as compared to $10.1 million for the same period in 2022. The increase was mainly due to additional costs to acquire property and equipment and other definite-lived intangible assets such as gaming licenses and internally developed software. Depreciation and amortization expense as a percentage of revenue was 4% for the nine months ended September 30, 2023 as compared to 2% for the same period in 2022.
Interest Income (Expense), Net. Interest income, net was $1.4 million for the nine months ended September 30, 2023 as compared to Interest expense, net of $0.7 million for the same period in 2022. The increase in interest income was mainly attributed to higher interest rates on cash and cash equivalents as compared to the same period in 2022.
Income Tax Expense. Income tax expense increased by $1.8 million, or 29%, to $7.9 million for the nine months ended September 30, 2023 as compared to $6.2 million for the same period in 2022. Income tax expense for the nine months ended September 30, 2023 and 2022 related to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue was 2% for the nine months ended September 30, 2023 as compared to 1% for the same period in 2022.
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

We had $171.2 million in cash and cash equivalents as of September 30, 2023 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products). We intend for the foreseeable future to continue to finance our operations without third-party debt and entirely from operating cash flows.
In connection with the business combination that we completed on December 29, 2020 (the “Business Combination”), we executed a Tax Receivable Agreement, dated as of December 29, 2020 (the “TRA”), by and among RSI ASLP, Inc. (the “Special Limited Partner”), Rush Street Interactive, LP (“RSILP”), the sellers in the Business Combination (the “Sellers”) and the Sellers’ representative, which generally provides that the Special Limited Partner pay 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the agreement governing the Business Combination and the exchange of certain common units in RSILP retained by the Sellers for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalents and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and personnel, in particular in product development, engineering and operations roles. We also expect certain costs such as marketing, market access and license fees to increase as we continue to explore expansion opportunities into new jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product or service launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
We expect our material cash requirements during the upcoming 12-month period to include $13.6 million of non-cancellable purchase obligations with marketing vendors, $3.1 million of license and market access fees, and $1.4 million of lease payments. In addition, we will continue to strategically pursue expansion into new markets, which is expected to require significant capital investments. We have $51.6 million of additional non-cancellable purchase obligations including obligations with marketing vendors, for license and market access fees and for lease payments subsequent to the upcoming 12-month period. See note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets, will suffice to fund these obligations.
Surety Bonds
As of September 30, 2023, we have been issued $28.0 million in surety bonds that are used to satisfy regulatory requirements related to securing cash held on behalf of customers and $4.6 million in surety bonds to satisfy regulatory requirements necessary to operate in certain jurisdictions.
As of December 31, 2022, we have been issued $3.6 million in surety bonds to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is remote.

Debt
As of September 30, 2023, we had no debt outstanding. We have an outstanding letter of credit for $2.0 million in connection with our operations in Colombia, for which no amounts have been drawn as of September 30, 2023.
We do not maintain any other off-balance sheet arrangements, transactions and obligations that would be expected to have a material current or future effect on our consolidated financial statements.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash used in operating activities	$(6,759)	$(52,623)
Net cash used in investing activities	(26,054)	(20,080)
Net cash used in financing activities	(375)	(478)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,276	(1,807)
Net change in cash, cash equivalents and restricted cash	$(29,912)	$(74,988)
Operating activities. Net cash used in operating activities for the nine months ended September 30, 2023 decreased by $45.9 million to $6.8 million, as compared to $52.6 million during the same period in 2022. The decrease reflects a lower period-over-period net loss totaling $48.7 million and increased non-cash expenses of $23.6 million, which was partially offset by an increase in working capital totaling $24.8 million. The increase in non-cash expenses was driven primarily by additional depreciation and amortization totaling $12.1 million, share-based compensation expense totaling $10.7 million and write-offs of long-lived assets totaling $0.7 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 increased by $6.0 million to $26.1 million, as compared to $20.1 million during the same period in 2022. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $5.2 million, an increase in cash paid for the acquisition of gaming licenses totaling $3.7 million, an increase in cash paid for the development of media content totaling $0.6 million and an increase in investment in equity of $0.5 million, which was partially offset by a reduction of property and equipment purchases totaling $1.8 million, cash paid for assets acquisitions totaling $1.5 million and investment in long-term deposits totaling $0.7 million.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2023 decreased by $0.1 million to $0.4 million, as compared to $0.5 million during the same period in 2022. The period-over-period difference reflects lower principal payments of finance lease liabilities.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The net effect of exchange rate changes on cash, cash equivalents and restricted cash, when expressed in U.S. Dollar terms, was an increase of $3.3 million for the nine months ended September 30, 2023 as compared to a decrease of $1.8 million for same period in 2022. These changes were due to fluctuations in foreign currency exchange rates from period to period.
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
There were no material changes during the quarter ended September 30, 2023, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.

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
Interest Rate Risk
As of September 30, 2023, we had cash, cash equivalents and restricted cash of $176.2 million, which consisted primarily of bank deposits, certificates of deposit and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the nine months ended September 30, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RUSH STREET INTERACTIVE, INC.
November 2, 2023	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)