Form 10-K
period 2023-12-31
Rush Street Interactive, Inc.
filed 2024-03-07
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023, OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $202,346,598 based upon the closing sales price for the registrant’s Class A common stock of $3.12 on June 30, 2023, as reported by the New York Stock Exchange. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company at that time. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 6, 2024, there were 76,537,867 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 146,434,310 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “propose,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
Any statements contained herein that are not statements of historical fact may be forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report:
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
•our business depends on a strong brand, and if we are not able to maintain, develop, and enhance our brand, our business and operating results may be negatively impacted. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity;
•we rely on several different marketing channels to acquire and retain customers and to promote our brands and our products, and if we are not able to effectively acquire and retain customers via such channels then our business, financial condition, results of operations and prospects could be harmed;
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
•we currently, and will likely continue to, rely on licenses and service agreements to use the intellectual property rights of related or third parties that are incorporated into or used in our products and services; and

•certain of our officers and directors may allocate their time to other businesses such as RSG and potentially have conflicts of interest with our business.
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

Jurisdiction	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Our real-money online casino and online sports betting offerings are generally provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we also offer social gaming under our own brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
Corporate History, Background and Business Combination
We were initially a blank check company called dMY Technology Group, Inc. (“dMY”), incorporated as a corporation in Delaware on September 27, 2019, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 29, 2020, dMY completed the transactions contemplated by the business combination agreement dated as of July 27, 2020, as amended and amended and restated (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), and in connection therewith: (i) dMY acquired Rush Street Interactive, LP (“RSILP”) in an umbrella partnership–C corporation (“Up-C”) structure, in which substantially all of the Company’s assets are held by RSILP, and the Company’s only material assets are its equity interests in RSILP; (ii) the holders of equity interests of RSILP (the “Sellers”) retained certain of their Class A common units of RSILP (the “RSILP Units”) and received an equal number of the Company’s Class V common stock, par value $0.0001 per share (the “Class V Voting Stock”); (iii) the Company issued and sold to subscribers in a private placement an aggregate of 16,043,002 shares of Class A common stock, $0.0001 par value per share (“Class A Common Stock”); and (iv) dMY changed its name to “Rush Street Interactive, Inc.”
The Sellers have the right to exchange the RSILP Units retained by them (the “Retained RSILP Units”) for either one share of Class A Common Stock or, upon certain conditions, the cash equivalent of the market value of one share of Class A Common Stock. For each Retained RSILP Unit so exchanged, the Company will cancel one share of Class V Voting Stock.
A description of the material terms of the Business Combination and ancillary agreements entered into in connection therewith is set forth in the Current Report on Form 8-K filed with the SEC on January 5, 2021, primarily in the Introductory Note thereto and Item 1.01 therein, and the Registration Statement on Form S-1, Registration No. 333-252810, filed with the SEC on February 5, 2021, and as amended from time to time, primarily in the section titled “Business Combination”, which are incorporated herein by reference.
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
We currently generate revenue through two operating models: (i) business-to-consumer (“B2C”) and (ii) business-to-business (“B2B”). Through our primary operating model, B2C, we offer online casino, online sports betting and social gaming directly to the end customer through our websites or apps. Our B2C operations contributed more than 98% of our total revenue for the years ended December 31, 2023 and 2022, and we expect that it will continue to be our primary operating model into the future. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses such as bricks-and-mortar casinos in exchange for a monthly commission.
Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a bricks-and-mortar casino, lottery or other type of local partner such as a professional sports team. Consequently, we leverage our relationships with bricks-and-mortar casinos and others in the gaming industry to find high-quality, reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to comply with the jurisdiction’s laws and regulations. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market.
To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring that there are exciting benefits at every customer loyalty level we offer. Each of our online gaming customers is a member of our customer loyalty program. We grant bonus store points to our customers based upon completed bets. Once earned, these points can be redeemed to unlock bonus incentives and to play our proprietary bonus games, providing further opportunities to win prizes and bonus dollars. Customers may also “bank” certain awarded bonuses in our proprietary “bonus bank”, which they can draw from whenever they wish under our 1x wager playthrough requirement, meaning that they need only place one bet with the bonus dollars before cashing out any winnings. Based on research and customer feedback, we attempt to address customer concerns about the general lack of transparency in the industry around awarding, redeeming and tracking bonuses by enabling customers to easily track their loyalty and bonus progressions and giving customers control over when and how to redeem their rewards.
We strive to be the first online operator to launch in most new markets (or launch our online operations on the first day possible), and we have been successful in doing such in many markets such as Louisiana, Michigan, Maryland, New York, Ohio, Virginia and Ontario, Canada. However, we have also achieved success when we were not the first to enter a market. For example, we entered the New Jersey online casino market approximately three years after that market opened and there were already numerous competitors in the market at that time. Less than three years after beginning operations in New Jersey, we were the #4 online casino brand in New Jersey based on revenue, out of 19 total operators in the market at that time, according to the Eilers & Krejcik Gaming (“EKG”) United States Online Casino Tracker for April 2019.
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
Competitive Strengths
As we continue to expand in existing and new jurisdictions, we believe we are well-positioned to maintain and build upon our accomplishments by virtue of our competitive strengths:
Proprietary Online Gaming Platform. Owning a proprietary online gaming platform has allowed us to innovate quickly and introduce unique, user-friendly features. We believe these features have helped increase conversion rates from registrations to first-time depositors, improve customer engagement and retention, and increase customer spending. Further, we can update our online gaming platform at a rate that we believe is among the fastest in the industry. As the online gaming industry develops, our online gaming platform should help us better cater to the evolving needs of our current and potential customers and partners. In the long run, we anticipate that our online gaming platform will lead to reduced costs and improved revenue per customer based on our focus on developing differentiated features and functions.
Unique and Diversified Product Offering. We prioritize customizing our offerings, bonusing our customers effectively and optimizing our platform. For example, we have developed some of our own online casino games, which are higher margin for us than those licensed from third parties. We have also developed and incorporated numerous proprietary bonusing features such as our slot tournaments and proprietary squares game, which appeal to casino and sports betting customers alike. Our omni-channel platform provides a vast amount of functionality such as location-based decisioning, unified conditional bonusing, gamified award scenarios such as bingo, squares and slot tournaments, customer dashboards (online and at retail), promotional games, real-time awards and promotion management, sophisticated reporting and responsible gaming features, improved betting interfaces such as prop central and same game parlay merchandising. among others.
Market Access and Speed to Market. We currently operate online casino and/or online sports betting in 18 jurisdictions, including 15 states (Arizona, Colorado, Delaware, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia) and three international markets (Colombia,

Ontario, Canada and Mexico) with an aggregate population of approximately 315 million people. In addition, we have currently secured potential market access to Missouri and if certain conditions are met, Texas, in each case subject to certain legislative and/or regulatory developments or approvals, which have an aggregate population of approximately 36 million people. We have a proven ability to quickly enter markets as they are regulated. For instance, in the last 24 months, we have been “first to market” or among the “first to market” where multiple operators were granted approval to launch at the same time, in Maryland, Ohio and Ontario, Canada for online sports betting and/or casino, as applicable.
Flexible Business Model. We believe we are well positioned to serve new jurisdictions regardless of the form of their regulations, if any. Our flexible business model enables us to function as a B2C operator or a B2B supplier or joint venturer, depending on market conditions, applicable laws and regulations, and the needs of our partners. This flexibility should allow us to have a core advantage in securing market access and help us address the largest potential total addressable market (“TAM”). For example, the Delaware Lottery selected us in 2023, pursuant to a competitive process, to be its sole operator of online gaming and online sports wagering in the state of Delaware. Our commercial relationship with the Delaware Lottery requires a flexible business model where we not only work closely with the Delaware Lottery but also with the three racinos in the State of Delaware, including with respect to branding and marketing.
Large TAM with International Opportunity. We believe our TAM is larger than most North America-only operators because of our international real-money online gaming and betting operations in Colombia and Mexico as well as our flexible business model as described directly above. We believe this experience will help us enter other Latin American markets and beyond.
Broad Demographic Appeal of our Brands & Products. We also believe that our brands, offerings and marketing strategies appeal to both female and male customers, as evidenced by an approximately 54-46 female/male split in our active North American online casino-only customers during calendar year 2023. We believe that while many sports-centric brands appeal more to male customers, our brands and offerings (especially our slot machine game play experience) appeal strongly to female customers – an important demographic for high-value offerings such as online slot machine games.
Compelling Unit Economics. Based on our performance to date, including in some of the most competitive U.S. markets in terms of the number of online gaming operators, we believe that we can achieve customer lifetime value levels that are among the highest in the industry. We measure lifetime value as total net revenue generated over a customer’s lifetime with us. As demonstrated in the chart below, the average lifetime value of our North American customer cohorts since inception (late 2016) generally trends higher as the cohorts mature, with our oldest player cohorts having an average lifetime value of approximately $6,000. This is particularly true for customer cohorts in jurisdictions where both our online casino and our online sports betting offers are available. In addition, as we continue to grow and expand into new jurisdictions, we also expect to continue to leverage our scale to obtain preferred pricing from various vendors.

Average Lifetime Value for All U.S. and Ontario Cohorts Since Inception
Source: RSI management estimates based on the average long-term value of all cohorts since inception presented in monthly increments, as measured from the month of first deposit. A cohort represents all U.S. and Ontario-based first-time depositors in a particular month.
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
Leverage existing customer-level economics to increase marketing spending. Since January 2017, our North American player values have increased over time. We may see opportunities to leverage those attractive economics to increase marketing spending in certain jurisdictions on a strategic basis and where we project acquiring incremental customers will generate gross margin that exceed our internal targets.

Continue to invest in our offerings and our platform. We have developed a set of competencies that we believe position us at the forefront of the evolving online casino and sports betting industry. We will continue iterating on our core user experiences while reinforcing the data-driven marketing and technological infrastructure that allows us to continue to scale our offerings. We plan to continue to invest in our customers and our offerings as we remain driven to keep customers engaged while expanding the capabilities of our platform that will enable us to rapidly reach new jurisdictions and attract new customers.
Continue to invest in personnel. We have been and plan to continue to grow our operational, technology and corporate services teams to broaden product development capabilities, innovation and efficiency, reduce reliance on third parties and scale digital user capabilities.
Strategic Transactions. On a targeted basis, we will seek out strategic transactions such as acquisitions and partnerships that enable us to accelerate our technology plans, obtain exclusive content, expand our customer reach or add efficiencies that potentially bring third-party costs in-house.
Human Capital Resources
We strongly believe that our people are key to our success. As such, we focus heavily on our people programs, starting with the recruiting process to ensure we are hiring the right people who have a desirable skill set while enhancing our corporate culture. Once hired, we strive to onboard them effectively so that they can quickly become integrated into the business and start contributing. We look to empower our people and encourage creativity, collaboration and entrepreneurship. We provide, among other things, on-the-job training and access to professional and technical coaches to support the development, advancement and engagement of our employees. Our corporate culture focuses heavily on valuing employees and enabling them to grow, succeed and take on roles and projects that utilize their strengths. Recognizing our people’s accomplishments, both professionally and personally, is also crucial to our corporate culture. Furthermore, we believe that developing a diverse, inclusive and safe workplace for workforce will enable our people to be more productive and ultimately will contribute to our long-term success. Our flexible paid time off programs permit our employees to pursue personal interests and goals away from their day-to-day job responsibilities. We also offer our team members opportunities to get involved with various charitable and community organizations through volunteering and sponsorships.
We have built a team of talented industry professionals, primarily focused on technology and operations, who are supported by a high caliber senior management team with significant experience in the gaming industry. We believe our corporate culture combined with our growth and success have created very high rates of employee retention.
As of March 1, 2024, we had a global workforce of approximately 820 employees and contractors, with approximately 35% of our people working in technical roles. Approximately 40% of our people are based in the United States with the remaining 60% being based elsewhere in the world, including Canada, Colombia, Estonia and Serbia.
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

Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games and a small number of proprietary games that were developed exclusively for us. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our proprietary casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in the progressive jackpot reserve.
Online Sports Betting
Online sports betting involves a user placing a bet on the outcome of a sporting event, a sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a positive long-term betting win margin. In addition to traditional fixed-odds betting, we also offer other fixed-odd sports betting products including in-game betting and multi-sport and same-game parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering. Integrated into our online sports betting platform is a third-party risk and trading platform currently provided by Kambi Group plc and its subsidiaries.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-

based compensation for dedicated personnel. These costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes relate to state taxes that are determined on a jurisdiction-by-jurisdiction basis, or federal excise taxes that are determined based on a percentage of the total value of online sports and retail sports bets. We incur payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Advertising and Promotions Costs. Advertising and promotions costs consist primarily of costs associated with marketing our offerings via different channels, promotional activities and related customer acquisition costs. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
Our ability to effectively market is critical to our success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content and unique game and site features, to attract and engage customers. Further, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, local advertising rules, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.
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
General and Administrative. General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademarks, developed technology and content) and finance lease right-of-use assets over their useful lives. See Notes 2, 4 and 5 to our consolidated financial statements, included elsewhere in this Annual Report.
Distribution
We distribute our online offerings through various channels, including websites (traditional and mobile), direct application downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. We distribute our retail offerings primarily through self-service and over-the-counter betting terminals.
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
Our Industry and Opportunity
We currently operate within the online gaming and entertainment industry. The global gaming industry includes a wide array of products such as lotteries, bingo, slot machines, poker, casino games, sports betting, horse racing, e-sports and virtual sports, across land-based and online platforms. The industry has various operators and stakeholders in the private and public sectors, including traditional bricks-and-mortar casinos, state-run lotteries, Native American tribes, legacy online gaming operators, non-traditional operators such as consumer goods or services brands that have entered or intend to enter the industry, racetracks/racinos/video lottery terminals, private equity or other investment funds, gaming content and data providers, gaming regulators, gaming technology companies, sports teams and leagues, and payment processors.
In recent years, online gaming has seen outsized growth and increased penetration. Based on data from EKG, online sports and casino revenue grew at a 103% compound annual growth rate (“CAGR”) from 2019 to 2023. Continued growth is expected as more states regulate and markets mature, with EKG projecting revenue to grow by more than $16 billion from 2023 to 2028, or a CAGR of 14%.

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
In the past decade, there has been significant regulatory momentum with respect to online gaming across the globe. This momentum has been particularly relevant in developed nations whose citizens generally have disposable income to spend on entertainment and gaming. For example, the UK, Denmark, France, Spain, Italy, Ireland, Poland, Sweden and Switzerland have legalized and regulated online casino and online sports betting. In addition, Mexico, and in recent years numerous U.S. states, Peru, Brazil, Colombia and certain provinces in Argentina and Canada have legalized and/or regulated online gaming. We expect this trend to continue into the future, most notably in the United States.
U.S. Gaming Industry
We see tremendous opportunity in the U.S. online gaming market. As U.S. jurisdictions become regulated and mature, online gaming penetration may approach that of other developed nations. For example, online casino and online sports betting revenues in the United States increased 39% from $12.2 billion in 2022 to $17.0 billion in 2023 per EKG. Despite this rapid growth, some of the most populous U.S. states such as California and Texas have not yet authorized online casino or online sports betting, and New York and Florida have not yet authorized online casino. Thus, we believe that the U.S. online gaming market remains a significant growth opportunity for us.
U.S. Online Casino
Currently, online casino is authorized in fewer states than sports betting. Online casino is authorized only in seven states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). We believe there is great potential for revenue growth as new markets open in the United States. Per EKG, online casino revenue in the U.S. grew by 23% from $5.3 billion to $6.5 billion from 2022 to 2023. From 2019 to 2023, online casino revenue grew at a 90% CAGR based on data from EKG, largely driven by an increasing number of U.S. states regulating and immaturity of the market. EKG expects continued growth in the U.S. online casino market as more states regulate and markets mature, with projected revenue to approach $12 billion by 2028. These projections imply a CAGR from 2023 to 2028 of 13%.
In the latter half of 2013, New Jersey became the first U.S. state to legally permit online casino. That market got off to a slow start; however, online casino revenue in New Jersey has risen steadily over the last several years. Notably, online casino revenue was not negatively impacted when New Jersey began permitting online sports betting in 2018. Online casino revenue from slot machines and table games in New Jersey grew from $1.6 billion to $1.9 billion from 2022 to 2023 according to the New Jersey Division of Gaming Enforcement. Furthermore, land-based casino revenue in both New Jersey and Pennsylvania grew from 2022 to 2023 according to data from the New Jersey Division of Gaming Enforcement and the Pennsylvania Gaming Control Board, showing that land-based casino revenue can grow at the same time that online casino revenue grows. This fact may serve as a catalyst for lawmakers in other states with land-based casinos to consider authorizing online casino.
We believe that more states either have and will consider authorizing online casino for the following reasons, among others:
•We believe that macroeconomic factors such as inflation and/or an economic slowdown has resulted in increased expenses and/or reduced tax revenue in many states, increasing the need for new sources of tax revenue.
•We believe that COVID-19 caused increased general consumer adoption of digital activity, including online gaming.

•Online casino generated more tax revenue compared to online sports betting in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia in 2023, meaning authorizing online sports betting alone may not optimize tax revenue.
•Land-based casino revenue grew as online casino revenue grew in New Jersey from 2022 to 2023, demonstrating that land-based casino revenue can grow with online casino revenue.
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
Pennsylvania Online Slot and Table Taxable Revenue ($ in millions)

$29.2
$186.5
$342.8
$523.7
$556.7
$640.4
$690.4
$810.5
$900.8
H2 19
H1 20
H2 20
H1 21
H2 21
H1 22
H2 22
H1 23
H2 23

Source: Pennsylvania Gaming Control Board

New Jersey Online Slot and Table Gross Revenue ($ in millions)

$255.1
$402.2
$529.3
$619.3
$717.7
$800.4
$834.9
$916.1
$978.7
H2 19
H1 20
H2 20
H1 21
H2 21
H1 22
H2 22
H1 23
H2 23

Source: New Jersey Division of Gaming Enforcement
U.S. Sports Betting
On May 14, 2018, the U.S. Supreme Court ruled that the Profession and Amateur Sports Protection Act of 1992 (“PASPA”) – a nationwide ban of sports betting – was unconstitutional, thus allowing states (beyond the few states that were grandfathered into PASPA) to enact their own sports betting laws. Since the U.S. Supreme Court’s decision, as of the date hereof, 39 states and the District of Columbia have authorized sports betting. Of those 40 jurisdictions, 31 states have authorized statewide online sports betting while 9 remain authorized for retail-only at casinos or retail locations.
According to EKG, the United States generated approximately $10.4 billion in online sports betting revenue in 2023. While the overall industry is still nascent, growth to date has been strong. Online sports betting revenue grew at a 115% CAGR from 2019 to 2023 according to EKG, driven mainly by an increasing number of states regulating and the immaturity of the market. EKG projects continued growth as more states regulate and markets mature, with forecasts for online sports betting revenue to exceed $21 billion by 2028.

U.S. Sports Betting Policy Landscape
Source: EKG United States Sports Betting Policy Monitor – Released January 2024
We believe the U.S. sports betting market still has significant opportunity for growth. Only approximately 59% of the United States currently has access to online sports betting, per EKG. This fact is significant when one considers that according to the New Jersey Division of Gaming Enforcement, more than 95% of the sports betting revenue in 2023 came via online betting. Populous states such as California and Texas have not yet legalized online sports betting. We believe the sports betting industry will grow significantly over the next several years as more states authorize sports betting and as existing markets mature.
As of the fourth quarter of 2023, the three largest sports betting markets in the U.S. by handle were New York, New Jersey and Illinois. In states that permit online and retail sports betting, online sports betting handle is generally higher than retail handle; however, some states have legalized retail sports betting only (e.g., Mississippi, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Washington and Wisconsin) while other states have legalized restricted forms of online sports betting (e.g., in-person registration required in Nevada and for a period of time in Iowa, Illinois and Rhode Island).
U.S. Online Gaming: Estimating the Total Addressable Industry Size
If every U.S. state was to legalize online casino, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $58 billion in revenue. Similarly, if every U.S. state was to legalize online sports betting, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $29 billion in revenue.
Latin America Gaming Industry
Latin America (including Mexico) is another area of focus for us. Since 2018, we have been operating online gaming in Colombia, which has a population of approximately 50 million, and since the second quarter of 2022, we have been operating in Mexico, which has a population of approximately 128 million. We believe this experience will enable us to expand further in Latin America and other countries when the opportunities arise. Online gaming is also authorized in certain jurisdictions within Argentina, Peru and Brazil, which have populations of approximately 46 million, 34 million and 216 million, respectively. Mexico, Argentina, Peru and Brazil still have relatively low internet penetration, with 76%, 88%, 75% and 81%, respectively, of the population having internet access compared to 92% in the United States and 97% in the UK. Further internet penetration in these Latin American countries would allow us to grow our revenues from online gaming there to the extent we make our offerings available in those countries.
The highest populated country in Latin America, Brazil, recently approved a bill to legalize sports betting and online casino in December 2023. Argentina and Peru, which are among the top five countries in Latin America measured by population, also legalized sports betting (only certain jurisdictions within Argentina) in April 2019 and July 2022, respectively.
We believe given our experience and success in neighboring Colombia and Mexico, we will be well-qualified to obtain the appropriate gaming licenses and operate in these jurisdictions in due time.
Canadian Gaming Industry
In April 2022, we were among the first group of operators to launch online gaming in Ontario, Canada, where we offer both online casino and online sports betting. Ontario has the highest population and gross domestic product of all the Canadian provinces. Based on the results from Ontario to date, the Ontario market is off to a strong start, with online casino and online sports betting revenue growing by approximately 65% in the second half of 2023 as compared to the same period in 2022. Based on the population of Ontario and the growth to date in that market, we expect that market to continue to grow in the future.
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
Competition
We operate in the global gaming and entertainment industry. Therefore, we generally view any type of discretionary leisure and entertainment provider as a competitor with respect to our customers’ time and share of wallet. Specifically, in the North American and Latin American online casino and sports betting space (our primary market), our competitors come from two main groups – (i) established online-first companies and (ii) bricks-and-mortar casino and similar gaming establishments. Established online-first companies in the North American and Latin American markets include companies such as Flutter Entertainment (through their FanDuel and PokerStars brands), DraftKings (including through their Golden Nugget Online Gaming brand), 888 (through its SI Sportsbook brand), Roar Digital (through its BetMGM brand and partnership with Entain plc), Bet365, Betway, Fanatics (including through their PointsBet brand), Caliente Casino and BetPlay, among others. Additionally, we face competition from North American casinos such as Penn Entertainment through its ESPN Bet and theScore brands, Hard Rock through Hard Rock Digital and its Hard Rock Bet brand, Caesars Entertainment, Bally Casino through its Bally Bet brand and Wynn Resorts through its WynnBET brand.
We compete on a number of factors across our B2C offerings. These include, without limitation, our front-end online gaming platform, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and attract new customers, and our regulatory access, compliance and customer service experience.
In the B2B space, primarily in the retail sportsbook market, our competitors include, without limitation, International Gaming Technology (IGT), Kambi, Playtech and OpenBet. We compete primarily on the quality and breadth of our technology solutions and support services.
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
We own the copyrights in the software code we author. In the past we have filed patent applications, and from time to time, we may seek patent protection covering inventions we conceive, and we generally pursue the registration of our domain names, trademarks and service marks in the United States and in certain foreign jurisdictions.
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
We have a license agreement, as may be amended from time to time, with Rivers IP Holdings, LLC, an affiliated entity, pursuant to which it granted to us a fully paid-up, exclusive license for the use of the trademarks “Rivers,” “BetRivers,” and “Bet Rivers” used alone or in combination with other words, and domain names incorporating any of these trademarks, in each case in connection with real-money gaming and fantasy sports (subject to obtaining certain gaming approvals) and play-for-fun or free-to-play offerings (anywhere in the world). Either party may terminate this license by giving the other party 180 days’ written notice. This agreement provides us with a license to use the “Rivers,” “betrivers,” “betrivers.com” trademarks and domain names in jurisdictions in which RSG operates “Rivers” branded casinos. However, in those jurisdictions we received a sublicense from the applicable “Rivers” branded casinos to utilize such trademarks and domain names in connection with our operation of retail and online sports betting and online gaming under the casinos’ regulatory licenses. We also have similar license agreements, as may be amended from time to time, with Sugar House HSP Gaming, LP, pursuant to which we can use the “Sugarhouse” and “playsugarhouse” marks and related domains in the jurisdictions in which they are used.
Third parties in the sports betting, online gaming and casino, technology and other industries may own patents, copyrights and trademarks and may occasionally threaten litigation or file suit against us or our vendors or request us or our vendors to enter into license agreements, in each case based on allegations of infringement or other violations of intellectual property rights. Occasionally, we and/or our vendors have received, and expect to receive in the future, third-party allegations or cease-and-desist letters, including from our competitors and non-practicing entities, that we have infringed such parties’ intellectual property rights, such as their trademarks, copyrights and patents. Such allegations may increase as our business grows.
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
•establish programs to promote responsible gaming; and
•enforce minimum age and as applicable, location requirements.
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
Gaming laws generally require us, and each of our direct and indirect subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our stockholders holding more than a specified percentage of our outstanding equity, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Where not mandated by statute, rule or regulation, gaming authorities typically have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable to conduct operations within a given jurisdiction. When determining to grant a license to an applicant, gaming authorities generally consider: (i) the financial stability, good character, honesty, integrity and responsibility of the applicant (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software, including the platform’s ability to operate in compliance with local regulation, as applicable; (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.
Gaming authorities may, subject to certain administrative procedural requirements: (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of a regulatory action; (iii) demand certain individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.
Events that may trigger revocation of a gaming license or other form of sanction vary by jurisdiction. However, typical events include, among others: (i) conviction in any jurisdiction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; (ii) failure without reasonable cause to comply with any material term or condition of a gaming license; (iii) declaration of, or otherwise engaging in, certain bankruptcy, insolvency, winding-up or discontinuance activities, or an order or application with respect to the same; (iv) obtaining a gaming license by a materially false or misleading representation or in some other improper way; (v) violation of applicable anti-money laundering or terrorist financing laws or regulations; (vi) failure to meet commitments to customers, including social responsibility and responsible gaming commitments; (vii) failure to pay in a timely manner all gaming or betting taxes or fees due; or (viii) determination by the gaming authority that there is another material and sufficient reason to revoke or impose another form of sanction upon the licensee.
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
Product-Specific Licensing
Online Casino
North America
We currently offer online casino in Delaware, Michigan, New Jersey, Ontario (Canada), Pennsylvania and West Virginia, pursuant to licenses granted by the Delaware State Lottery Office, Michigan Gaming Control Board, New Jersey Division of Gaming Enforcement, the Alcohol a Gaming Commission of Ontario (the “AGCO”), the Pennsylvania Gaming Control Board and the West Virginia Lottery, respectively.
Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations that violate underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act (“UIGEA”), the Illegal Gambling Business Act and the Travel Act. No violation of UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act of 1961 (as amended, the “Wire Act”) provides that anyone engaged in the business of betting or wagering who knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. There was legal action as to whether the Wire Act applies beyond sports betting. A federal court has ruled that it does not and the U.S. Department of Justice (the “DOJ”) has not appealed.
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
Latin America
We operate our online casino offering in Colombia under the RushBet brand, pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos Empresa Industrial Comercial Del Estado Administradora Del Monopolio Rentistico De Los Juegos De Suerte y Azar Linea Gratuita.
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
Sports Betting
North America
In North America we currently operate our online sports betting offering under the PlaySugarHouse brand in Pennsylvania and the BetRivers brand in Arizona, Colorado, Delaware (co-branded with land-based operators), Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia, as well as Ontario, Canada pursuant to our licenses granted by the gaming commission of such jurisdictions, specifically, the Pennsylvania Gaming Control Board, the Arizona Department of Gaming, the Colorado Division of Gaming, the Delaware State Lottery Office, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming

Commission, the Louisiana Gaming Control Board, the Maryland State Lottery and Gaming Control Agency, the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the Ohio Casino Control Commission, the Virginia Lottery Board, the West Virginia Lottery and the Alcohol and Gaming Commission of Ontario. We also operate retail sportsbooks in Illinois, Indiana, Maryland, Michigan (see “Native American Gaming Regulation”), New York, Pennsylvania and Virginia pursuant to applicable state and tribal licensing regimes.
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
Native American Gaming Regulation
Gaming on Native American lands is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (the “IGRA”) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require vendors to meet ongoing registration and licensing requirements. Many Native American tribes have also established tribal gaming commissions to regulate gaming-related activity on tribal lands. Through our subsidiaries, we provide play-for-fun sports betting and online casino services on behalf of certain Native American tribes that have negotiated compacts with their respective states and have received federal approval. Currently, we are authorized as a vendor to provide online casino and online and retail sports betting services to the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians, and we also provide social casino offerings to Coushatta Casino Resort, a gaming enterprise owned and operated by the Coushatta Tribe of Louisiana.
Latin America
In Colombia, we operate our online sports betting offering under the RushBet brand. We also operate 21 retail shops or sports bar locations where customers can use provided terminals to place bets and make deposits and withdrawals. We operate pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos.
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
Data Protection and Privacy
In addition to our licensing regime for our offerings, we also take significant measures to protect personal information and data which we process on our behalf or on behalf of others.
We collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of our customers, personnel or job applicants, and third-party vendors and, thus, we are subject to federal, state and foreign laws related to the privacy and protection of such data. Regulations in jurisdictions in which we operate, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Delaware Personal Data Privacy Act, the Freedom of Information and Protection of Privacy Act (Ontario), the Mexican Federal Law on the Protection of Personal Data held by Private Parties and Colombian Statutory Laws 1266 of 2008 and 1581 of 2012, as amended, and regulations in other jurisdictions where we do not operate but that could otherwise impact our operations, such as the California Consumer Privacy Act (the “CCPA”) (as amended by the California Privacy Rights Act together with the CCPA Regulations), may be new or are relatively untested laws (some of which may not yet be effective) that could affect our business, and the potential impact is unknown. We also collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of job applicants and personnel in Estonia or the European Union (the “EU”), thus we are also subject to the European Union’s General Data Protection Regulation (the “GDPR”) for such data.
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
Additionally, we use various methods and tools across our operations such as geolocation blocking, which restricts access to wagering activities based on a user’s geographical location determined through a series of data points such as mobile devices and Wi-Fi networks; age verification to ensure the user is old enough to participate; routine monitoring of user activity; and risk-based user due diligence to ensure customer funds are legitimately derived. We have a zero-tolerance approach to money laundering, terrorist financing, fraud and collusion. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures to comply with the requirements of the evolving regulatory regimes, we cannot provide assurance that our compliance program will prevent all violations of applicable laws or regulations, or that a violation by us or our personnel will not result in a monetary fine, suspension or revocation of one or more of our licenses, or other governmental or regulatory action.
We have built our online platform to meet the needs of differing regulatory regimes, including configurable regulatory and responsible gaming controls such as operator alerts on customer behavior, deposit limits, betting limits, loss limits, cooling-off periods and session limits. These features are intended to provide our customers full control of their gaming to allow them to play responsibly.
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
In 2023, we partnered with the AGA by participating in its “Have a Game Plan®” public service campaign, which brought together organizations across the gaming and sports industries to advance responsible sports wagering. As an official partner to the Chicago Bears, we leveraged our relationship to create a combined in-stadium message to raise awareness of our partnership with the AGA and show our support for the Have a Game Plan responsible gaming tools.

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
•Competition in the online and retail sports betting and online gaming industry is intense and, as a result, we may fail to attract and retain customers, which may negatively impact our operations and growth prospects.
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
•Clear errors in posting sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, general industry practice has been to void bets associated with such clear errors or to correct the odds. It cannot be assured that in every case of such clear error regulators will continue to approve the voiding of such errors.
•The success of existing or future online offerings, including win or hold rates, depends on a variety of factors and is not completely controlled by us.
•We rely on strategic relationships with local partners such as casinos, lotteries or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
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
•Our growth prospects depend on the legality of real-money gaming in various jurisdictions, and legalization may not occur in as many jurisdictions as we expect, may occur at a slower pace than we anticipate or may be accompanied by restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our financial performance expectations.
•Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and distributors to stop providing services to us.
•Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen, which could result in legal claims or proceedings, liability under applicable privacy and data protection laws, regulatory penalties, disruption of our operations and offerings, reputational damage, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
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
We operate in the global gaming and entertainment industries, where competition is intense. We compete against other providers of retail or online sports betting and online or bricks-and-mortar casino, as well as against providers of online and mobile entertainment and leisure products more generally. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, digital streaming and on-demand services (which continue to gain popularity), social media, video games, sporting events and in-person casinos, are more well established and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our customers. If we are unable to sustain sufficient interest in our online and retail offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.
Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development and in talent, adopting more aggressive pricing, bonusing or promotions, aggressively initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for customers, potential partners, marketing opportunities and content providers. Our competitors may also be able to innovate and provide products and services faster than we can, may foresee the need for products and services before us and may be able to leverage their brands and partnerships in ways that we currently cannot. In addition, there has been consolidation among competitors in the entertainment and gaming industries and such current or future consolidation could result in larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular our business, financial condition, results of operations and prospects could be adversely affected. Competitive pressures may also adversely affect our margins. For example, as competition increases, we may need to lower our margins in order to attract or retain customers. Further, as we expand to become a more national brand, we may need to increase our marketing spending to compete more effectively.
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
Since our formation in 2012, we have experienced net losses and negative cash flows from operations. For the years ended December 31, 2023 and 2022, we had net losses of $60.1 million and $134.3 million, respectively. We may continue to incur losses in the future, some of which may be significant, and we cannot guarantee that we will become profitable. We expect our operating expenses to increase in the future as we expand our operations in existing and new markets. Furthermore, as a public company we have incurred and expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we may be unable to become or remain profitable. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods.
Our operating results may vary, which may make future results difficult to predict with certainty.
Our operating results and financial performance may fluctuate due to seasonal trends and other factors such as customer engagement levels, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on, among other things, our ability to attract and retain customers. Customer engagement in our offerings may vary due to numerous factors, including customers satisfaction with our platform, the number, timing and type of sporting events, the length of sports seasons, our offerings and those of our competitors, our marketing efforts, weather conditions, public sentiment or macroeconomic conditions.
The number and amount of betting losses and jackpot payouts we experience may also impact our financial results. Although our losses are limited per wager to a maximum payout, when viewed over a period of time, these losses can be significant. We offer progressive jackpot games in our online casino offerings. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, it is paid out and reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the jackpot size it may have a significant negative affect on our cash flow and financial condition.
Our sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our sports betting customers are most active during the NFL, NBA, college football and basketball seasons. In addition, the shortening, delay or cancellation of major sports seasons or events due to events beyond our control such as strikes, lockouts like the MLB lockout that occurred from December 2021 through March 2022, weather conditions such as the dangerous temperatures in January 2024 that resulted in the NFL’s Buffalo Bills versus the Pittsburgh Steelers being rescheduled, or severe injuries like the one that resulted in the cancellation of the NFL’s Buffalo Bills versus the Cincinnati Bengals game in January 2023, may result in less money bet on sports and prevent us from garnering sufficient interest in our sports betting offerings, which could adversely impact our financial results.
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
Our ability to compete and grow depends largely on the efforts and talents of our employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled personnel, cost inflation, low unemployment and workforce participation rates. Our employees, particularly engineers and developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Competition for skilled engineers and developers is so intense in the United States that we recruit for these roles internationally, and to help attract such talent we have expended significant time and resources to establish local development hubs in foreign jurisdictions such as Estonia, Canada, Colombia and Serbia.
To attract top talent in a competitive industry and labor market, we have offered, and believe we will need to continue to offer, robust compensation packages before we can validate an individual’s productivity. Many companies now offer remote or hybrid work environments, which may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. We use equity awards to attract and retain key personnel. If the value of our Class A Common Stock declines significantly and remains depressed, that may inhibit our efforts to recruit and retain key personnel. Our ability to attract, retain and motivate our personnel may also be adversely affected by stock price volatility. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future without adjusting other components of the compensation package.
Most of our executive officers and key employees are employees at-will. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, losing employees or being unable to hire necessary skilled employees could result in significant disruptions to our business, and integrating replacement personnel could be time-consuming, expensive and cause additional disruptions to our business. If we fail to attract, hire and integrate qualified personnel, or retain and motivate existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.
Clear errors in posting sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, general industry practice has been to void bets associated with such clear errors or to correct the odds. It cannot be assured that in every case of such clear error regulators will continue to approve the voiding of such errors.
Our sports betting offerings allow our customers to bet across thousands of sports and sports-related events. The odds for such events are set through a combination of algorithmic and manual odds-making, with bet acceptance also being a combination of automatic and manual acceptance. At times, the odds offered for, or the information about, an event in our offerings are incorrect. For example, such errors have consisted of inverted lines between teams, start times of games that, due to time zone differences, have already commenced or odds that are significantly different from the correct odds in a way that reasonable persons would agree is an error. Such errors have in certain instances resulted in large liabilities. When such errors occur, it is currently commonly accepted in nearly all jurisdictions for operators to void bets associated with such clear errors. In mature jurisdictions, bets based upon clear error can be voided without prior regulatory approval. However, there can be no guarantee that this practice of voiding bets practice will continue. If regulators were to disallow voiding of bets associated with clear errors, we could be forced to incur significant liabilities associated with such errors.
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
The online casino and sports betting businesses are characterized by an element of chance. We employ theoretical win rates to estimate what a certain type of online casino or sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of our winnings to total amount bet) of our offerings. We use hold percentage as an indicator of a bet’s performance against its expected outcome. Although each bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. The element of chance may affect win rates (hold percentages); these win rates, particularly for sports betting, may also be affected in the short term by factors largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, customer financial resources, the volume of bets placed and the amount of time spent gambling. For online casino games, a random number generator outcome or game could malfunction and award errant prizes. For sports betting, erroneous or incorrect odds could be posted that are highly favorable to bettors and bets are placed and/or winnings are paid before the odds are corrected.

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
If we fail to detect fraud or theft, including by our customers, employees or vendors, our reputation may suffer, which could harm our brand and reputation and negatively impact our business, financial condition, results of operations and prospects, and can subject us to investigations and litigation.
We have previously incurred, and may in the future incur, losses from financial fraud, including use of stolen or fraudulent credit card data, customer claims of unauthorized payments and attempted payments or cash outs by customers with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information and phone numbers and accounts. In late 2022, some of our competitors experienced targeted attacks resulting in customer accounts being compromised and unauthorized withdrawals of customer funds and in 2023, several casinos experienced ransomware attacks that resulted in customer accounts being compromised. Under current credit card practices, we could be liable for funds used on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
Customer fraud or other forms of cheating may involve tactics such as collusion with our employees and exploiting loopholes in our promotions or offerings. Successful exploitation of our or certain of our vendors’ systems could harm our reputation and negatively affect our offerings and customer experience. Failure to discover such fraud or cheating in a timely manner could harm our operations. Negative publicity related to such fraud or cheating could adversely affect our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, we may inadvertently send overly generous promotions that we could be forced to honor. If we were to experience any such issues, substantial engineering, marketing and management resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
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
Despite the measures we take to detect and reduce fraudulent or malicious activity from occurring on our platform, we cannot guarantee that these measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations and prospects.
Our business depends on a strong brand, and if we are not able to maintain, develop, and enhance our brand, our business and operating results may be negatively impacted. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
We believe that maintaining, developing, and enhancing our brand is critical to achieving widespread acceptance of our platform and products, attracting new customers, retaining existing customers, persuading existing customers to adopt additional products and, hiring and retaining our employees. We believe that the importance of our brand will increase as our awareness and business continue to expand. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, our thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the actions of our employees, executives, and board members, the perceived value of our platform and products, and our ability to provide quality customer success and support experience. The promotion of our brand, however, may not directly generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.
We operate in a public-facing industry in which every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us, our employees, executives, or board members to communicate about our business or other matters may give rise to liability, damage our brand, or result in public exposure of personal data of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.

We rely on several different marketing channels to acquire and retain customers and to promote our brands and our products. If we are not able to effectively acquire and retain customers via such channels then our business, financial condition, results of operations and prospects could be harmed.

Our ability to effectively market is critical to our success. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content, and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings. With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are concentrated within the specific jurisdictions where we operate or intend to operate.

In some regions and for some brands or products we may rely extensively on independent third-party marketers, known as “affiliates” marketers. “Affiliates” is an industry term that describes independent third parties which assist us in acquiring new customers and which are generally paid on a revenue-share or cost-per-acquisition basis. Despite the word “affiliate”, these are independent parties that are not otherwise affiliated with us. Notwithstanding that in some jurisdictions for license purposes we are deemed to control these “affiliates” marketers, their actions in the marketing of our brands are not directly within our control and hence actions, errors, omissions or intentional malfeasance on their part may cause damage to our brands, our business, our prospects and our financial results before we are able to detect such actions, errors, omissions or intentional malfeasance and/or do anything to mitigate the effects thereof. In particular, we can be held accountable by regulatory authorities for actions by such third parties in contravention of our license in a given jurisdiction, which in turn may lead to fines, license suspension, loss of license or other censure, which may in turn harm our business, our prospects and/or our financial performance. Our agreements with such marketers are sometimes such that we are obliged to pay them an ongoing share of revenues derived from customers that they introduce to us, or sometimes such that we are required to pay them a “cost per acquisition” capitation fee for each customer introduced, or sometimes a combination of both. Such third-party “affiliates” are under no obligation to continue introducing customers to us, but we may be obliged to continue to pay them future revenue shares where applicable nonetheless. Our lack of control over such marketers also means that if, for whatever reason, their effectiveness or ability to introduce us to new customers deteriorates then we may have no ability to mitigate or reverse the loss of new customers from this channel. Such marketers may also in certain circumstances have some degree of ongoing influence over the customers that they introduce to us, and hence may be able to subsequently entice such customers away from our brands if they choose to do so.
We rely on strategic relationships with local partners such as land-based casinos, lotteries or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
Some jurisdictions’ betting and gaming laws limit online casino, online sports betting and retail sports betting tethered to a finite number of local entities, such as land-based casinos, tribes, tracks or professional sports teams, which own one or more “skins” under that jurisdiction’s law. A “skin” is a legally authorized license from a jurisdiction to offer online sports betting or online casino. The “skin” provides a market access opportunity for retail and online betting and gaming operators to operate in the jurisdiction, subject to licensure and other required approvals by the relevant gaming regulator. The entities that control those “skins” and the numbers of “skins” available are typically determined by a jurisdiction’s betting and gaming laws. In most jurisdictions where we offer online casino and sports betting, we currently rely on a casino, tribe, track or professional sports team to get a “skin.” If we cannot establish, renew or manage our relationships with our local partners, our relationships could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition, results of operations and prospects could be adversely affected.
In certain jurisdictions we leverage customer databases provided to us by our local partners, including affiliated land-based casinos, in furtherance of our offerings such as for marketing and promotional activities. In some instances, we do not own the data in these databases. The local partner could restrict or terminate our right to use all or part of these databases or increase the price for us to use the same. If we are unable to access and leverage any such customer database or if it becomes uneconomical to do such, our ability to effectively market and promote our offerings in certain jurisdictions could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.
Our current and projected performance relies heavily upon continued compatibility and interoperability among our app, platform and the major mobile operating systems, distribution of our offerings on third-party platforms and high-bandwidth data capabilities. Disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.
Our customers primarily access our online sports betting and online casino offerings through our app on their mobile devices, and we believe that this will continue going forward. To enable our customers to use our offerings through our app on their mobile devices, our app must be compatible with the major mobile operating systems such as iOS and Android. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices. Further, we rely upon third-party platforms for distribution of our app and offerings. Our apps are primarily distributed through the Apple App Store, the Google Play store and traditional websites. In light of this, the promotion, distribution and operation of our app are subject to the applicable distribution platform terms and policies for application developers, which are very broad and subject to frequent changes and interpretation and may not be consistently or uniformly enforced across all applications and with all publishers. For instance, the Apple App Store has imposed a policy limiting the overall storage space apps like ours can use in certain instances, which could negatively impact our apps and app development, the variety of casino-oriented content we make available on our apps and our customers’ experiences using our app.
Moreover, we are, and will continue to be, dependent on the interoperability of our platform with popular mobile operating systems such as iOS and Android, technologies, networks and standards that we do not control. Any changes, bugs, technical or regulatory issues in such systems, or any changes in our relationships with mobile manufacturers and carriers, or in their terms of service or policies that negatively affect our offerings’ functionality, or that reduce or eliminate our ability to distribute our offerings, provide preferential treatment to competitive products, limit our ability to deliver our offerings, or impose fees or other charges related to delivering our offerings, could adversely affect the use and monetization of our offerings on mobile devices.
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
If it becomes more difficult for our customers to access and use our offerings on their mobile devices, if they choose not to access or use our offerings on their mobile devices, or if they choose to use mobile products that do not offer access to our offerings, our customer growth, retention and engagement could be materially harmed. Additionally, if any of the third-party platforms used to distribute our offerings were to limit or disallow advertising on their platforms for whatever reason or technologies are developed that block the display of our ads, our ability to generate revenue could be negatively impacted. Also, technologies have been, and may continue to be, developed by companies like Apple and Google, that, among other things, block or limit the display of our advertisements and some third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to make changes to how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material impact on our business to date, they could materially impact our business activities and practices in the future, and if we or our advertising partners are unable to timely and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, results of operations and prospects.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain customers and our revenue and results of operations may decline.
Since being founded in 2012, we have primarily focused our efforts on growing our current offerings. We have rapidly expanded and anticipate expanding further as new markets open up, our offerings mature and we pursue our growth strategies. The industries in which we operate are subject to rapid technological change, evolving industry, regulatory and legal standards, frequent new product offerings and changes in customer preferences and expectations. We must continuously decide which offerings and technology we should invest in to meet these evolving standards and customer preferences and must also continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may make changes to our existing technology and offerings or develop and introduce new and unproven products, services and features, with which we have little or no prior development or operating experience. Developing new offerings and systems is inherently complex, costly and uncertain, and customers may not engage with new offerings, even if well-reviewed and of high quality. If we cannot develop technology and offerings that address users’ needs or enhance and improve our existing offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our new offerings may require our customers to use or learn new skills to use our offerings. This could create a lag in adoption of these new offerings and in the number of active customers. To date, new offerings and enhancements of our existing technology have not hindered our customer growth or engagement, but that may be because a large part of our customer base is in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future customers, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to use, our customer growth or engagement could be affected, and our business could be harmed.
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
As an emerging growth company, we are currently exempt from certain of the SEC’s internal control reporting requirements. We will continue to be an emerging growth company for the first five fiscal years after our IPO unless one of the following occurs: total annual gross revenues are $1.235 billion or more, we have issued a cumulative $1 billion in non-convertible debit over three years, or when we are deemed to be a large accelerated filer, which will occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. If we lose our emerging growth company status, we will become subject to additional internal control over financial reporting management and auditor attestation requirements.
While we have not identified any “material weaknesses” in our internal control over financial reporting as of and for the fiscal year ended December 31, 2023, we have identified material weaknesses in the past. For instance, as of and for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO in February 2020 and the Business Combination in December 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, non-controlling interests and related financial disclosures for the affected periods. Following the identification of the material weakness and other control deficiencies, we implemented measures to remedy the same.
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

Due to the nature of our business, we are subject to taxation in numerous jurisdictions, and changes in or new interpretation of tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.
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

Many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022 the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which would go into effect in 2024. In December 2022, South Korea enacted new global minimum tax rules to align with the OECD's BEPS 2.0 Pillar Two. Other countries, including the United Kingdom, Switzerland, Canada, and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. We will continue to monitor regulatory developments to assess potential impacts to us.
The gaming industry represents a significant source of tax revenue to the jurisdictions in which we are licensed. Gaming companies are subject to significant taxes such as gaming taxes, and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various government bodies or officials have proposed and/or adopted changes in tax rates, tax laws, or in administration, interpretation or enforcement of such laws, affecting the gaming industry. For instance, regulatory authorities may, as they have done in the past, change applicable regulations or their interpretation thereof, related to whether we can deduct for purposes of calculating gaming taxes that we may owe in that jurisdiction, certain promotional incentives such as free bets that we give to some of our customers, and if so, the maximum amount that may be deducted. Worsening economic conditions and the large number of jurisdictions with significant current or projected budget deficits, could also intensify government efforts to raise revenues through tax increases. For instance, certain U.S. jurisdictions have proposed or effected gaming tax rate increases in recent years. We cannot determine with certainty the likelihood of changes in tax rates, tax laws or in the administration, interpretation or enforcement of such laws. Any material increase in, or the adoption of, additional taxes or fees could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•political unrest, government instability, terrorism and the potential for other hostilities such as the evolving conflict in the Middle East, where some of our suppliers are located or have operations and personnel;
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
Negative publicity about us or an adverse shift in public opinion regarding sports betting or online casino may adversely impact our business and customer retention.
A negative shift in public opinion of sports betting or online casino, or how politicians and other governmental authorities view sports betting or online casino, whether fueled by news outlets or otherwise, could result in future legislation or new regulations restricting or prohibiting some or all sports betting or online casino activities in certain jurisdictions, the result of which may negatively impact our business, financial condition, results of operations and prospects. Further, negative publicity about us or our offerings, platform or customer experience, or those of our competitors or third parties with whom we have relationships or the underlying sports leagues could seriously harm our reputation or that of the industry overall.
We depend on RSG and certain of its affiliates to provide us with certain limited services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires.
Historically, RSG and certain of its affiliates have provided, and in certain cases continue to provide, under a services agreement between us and RSG, certain limited corporate and shared services such as government affairs, certain business development, insurance and other services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead with respect to RSG employees who perform or assist with providing services to us. While RSG provides these services to us, we will depend on them for services that are critical to our operations, and our operational flexibility to modify or implement changes with respect to such services and the cost of them will be limited. If the services agreement with RSG terminates or expires, we may be unable, in certain instances, to replace these services or enter into appropriate third-party agreements on terms, including cost and quality, comparable to those that we currently receive. Although we may in the future replace some or all of the services that RSG currently provides, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect.
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
In May 2018, the U.S. Supreme Court struck down as unconstitutional PASPA. This decision effectively lifted federal restrictions on sports betting, thus allowing states to determine by themselves the legality of sports betting. Since the repeal of PASPA, numerous states (and Washington D.C.) have legalized online sports betting. To the extent new real-money online casino or retail or sports betting jurisdictions are established or expanded, we cannot guarantee that we will successfully penetrate such new jurisdictions or expand our business or customer base in line with the growth of existing jurisdictions. If we are unable to effectively operate in these new jurisdictions or if our competitors successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, that could materially adversely affect our business, financial condition, results of operations and prospects. Our failure to obtain or maintain necessary regulatory approvals in jurisdictions, whether individually or collectively, could have a material adverse effect on our business. See “Business — Government Regulation.” To expand into new jurisdictions, we may need to be licensed and obtain approvals of our offerings, which can be time-consuming and extremely costly and can divert management’s attention away from operating the business. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.
Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain applicable licenses or approvals. Further, governmental authorities or courts could determine that our free-to-play, social gaming offerings constitute unauthorized gambling or that legislation is enacted in jurisdictions in which we operate such social gaming offerings that makes them unauthorized gambling, which could negatively impact our operations and business results and expose us and certain of our third-party providers, including the app stores that distribute our apps, to potential litigation. Civil and criminal proceedings, including class actions brought by or on behalf of prosecutors, public entities, incumbent monopoly providers or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, financial institutions, advertisers and others involved in the online gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, asset seizures, injunctions or other restrictions being imposed upon us, our licensees or other business partners, while diverting the attention of management. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.
Legislation could be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the online and retail gaming industries (or that existing laws in those jurisdictions could be subject to challenge, be interpreted or enforced negatively or could be invalidated or otherwise deemed to be unconstitutional). Compliance with any such legislation may have a material adverse effect on our business, financial condition, results of operations and prospects, either as a result of us determining that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.
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
Authorities around the world have adopted and are considering a number of legislative and regulatory proposals concerning privacy, data protection and limits on encryption of user data. Adverse legal rulings, legislation or regulation may result in fines and orders requiring us to change our data practices, which could adversely affect our ability to provide our offerings, harming our business operations. Complying with these evolving laws could be costly and harm the quality of our offerings, negatively affecting our business. Among others, we are, or may become, subject to the following laws and regulations:

•The General Data Protection Regulation, which may apply to our activities to the extent conducted from an establishment in the European Union (the “EU”) or related to products and services that we offer to EU users or customers, or the monitoring of their behavior in the EU. Compliance with the range of obligations created by the GDPR is an ongoing commitment that involves substantial costs. Despite our efforts, governmental authorities or others may assert that our business practices fail to comply with its requirements. If our operations are found to violate the GDPR, we may incur substantial fines, have to change our business practices or face reputational harm, any of which could have an adverse effect on our business. Serious breaches of the GDPR can result in administrative fines of up to 4% of annual worldwide revenues. Fines of up to 2% of annual worldwide revenues can be levied for other specified violations; and
•Various state privacy laws, such as the California Consumer Privacy Act of 2018 (effective January 2020), which was amended by the California Privacy Rights Act (effective January 2023); the Virginia Consumer Data Protection Act (effective January 2023); the Colorado Privacy Act (effective July 2023); the Utah Consumer Privacy Act (effective December 2023); Connecticut’s “An Act Concerning Personal Data Privacy and Online Monitoring” (effective July 2023); the Delaware Personal Data Privacy Act (to be effective January 2025); the New Jersey Data Privacy Act (to be effective January 2025); and the New Hampshire Privacy Act (to be effective January 2025); all of which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data.
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
Our growth prospects depend on the legality of real-money gaming in various jurisdictions, and legalization may not occur in as many jurisdictions as we expect, may occur at a slower pace than we anticipate or may be accompanied by restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our financial performance expectations.
Numerous North American and Latin American jurisdictions have legalized or are currently considering legalizing real-money gaming, and our growth, business, financial condition, results of operations and prospects significantly depend upon the legalization of real-money gaming expanding to new jurisdictions. Our business plan is partly based on real-money gaming becoming legal for a specific percentage of the population of certain jurisdictions annually; however, this legalization may not occur as we have anticipated. Additionally, if a large number of additional jurisdictions or the U.S. federal government enact real-money gaming legislation and we are unable to obtain or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or online gaming in jurisdictions where such games are legalized, our future growth could be materially impaired.
North and Latin American jurisdictions, whether at the federal, state, provincial, regional or local level, may legalize real-money gaming in a manner unfavorable to us. As a result, we may encounter legal, regulatory or political challenges that are difficult to foresee and which could result in unforeseen adverse impacts on projected revenues or costs associated with the new opportunity. For example, certain jurisdictions require us to have a relationship with a local partner for online sportsbook or online gaming access, which tends to increase our costs of revenue. States with state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial taxes on online sports betting and online gaming revenue, in addition to sales taxes in certain jurisdictions and a U.S. federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.
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
Compliance with the various regulations applicable to real-money gaming is costly and time-consuming. Regulatory authorities at the foreign, U.S. federal, state and local levels have broad powers to regulate and license real-money gaming operations and may revoke, suspend, condition or limit our gaming licenses, impose substantial fines on us and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new ones regarding these matters, in particular with respect to marketing, advertising, promotional activities and responsible gaming. We strive to comply with all applicable laws and regulations relating to our business. However, these requirements may be interpreted and applied inconsistently across jurisdictions and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations and prospects.
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
Our key executives and certain other personnel related to our business are generally subject to licensing or compliance requirements, including determinations of suitability. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause us to be non-compliant with our obligations or imperil our ability to obtain or maintain licenses necessary for us to conduct our business. In addition, our Charter includes provisions that may require stockholders to sell their securities if they are deemed to be “unsuitable”.
As part of obtaining gaming licenses, the gaming authorities generally determine suitability of certain directors, officers and personnel and, in some instances, significant stockholders. The criteria used to determine who requires a finding of suitability or the actual suitability of an applicant varies across jurisdictions, but generally requires extensive and detailed disclosures followed by a thorough investigation to evaluate an applicant’s reputation for good character, criminal and financial history and character of those with whom the applicant associates.
Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable within a given jurisdiction. If any gaming authority with jurisdiction over us were to find any of our officers, directors, personnel or significant stockholders unsuitable for licensing or for continuing to have a relationship with us, we would be required to sever that relationship, including by requiring a sale to us or a third party of any equity interests such individual holds in us. In fact, our Charter provides that any equity interests of the Company owned or controlled by an unsuitable person or its affiliates will be subject to mandatory sale and transfer to us or one or more third-parties and in such number and class(es)/series of equity interests as the Board determines in good faith (following consultation with reputable outside and independent gaming regulatory counsel) pursuant to a resolution adopted by a majority of the Board. Further, such gaming authorities may require us to terminate our relationship with any person who refuses to file required applications. Either result could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Intellectual Property and Data Security
Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, corrupted or stolen, which could result in legal claims or proceedings, liability under applicable privacy and data protection laws, regulatory penalties, disruption of our operations and offerings, reputational damage, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
We and our business partners maintain significant amounts of electronic data in locations around the world. This data relates to all aspects of our business, including current and future offerings, features and services under development, and customer, supplier, partner and personnel data. The secure maintenance and transmission of such data is critical to our operations. Our information technology and other systems that maintain and transmit this information may be compromised by cyberattacks or malicious third-party penetration of our network security or impacted by intentional or unintentional actions (such as tampering) or inaction by our personnel or others. As a result, our customers’, suppliers’, partners’ and/or personnel’s data and funds may be lost, disclosed, corrupted, accessed or taken without such individuals’ consent. We provide confidential and proprietary data to our third-party partners and service providers when it is reasonably necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners and service providers and their technology and systems are also subject to the same risks noted above. To help protect customer accounts, we offer, and in some jurisdictions we require, multi-factor authentication and strong authentication. Given the data intensive nature of our business, we have experienced attempts to breach our systems and other similar incidents in the past. We have been and will likely continue to be subject to attempts to gain unauthorized access to customer accounts through our information systems or those we develop for our business partners, including through phishing attacks, exploiting software vulnerabilities or credential stuffing by malicious actors who may try to deploy viruses, worms or other malicious programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot assure you that they will not have a material impact in the future, including by overloading our systems and network and preventing our offerings from being accessed by legitimate customers.
We rely on third-party encryption and authentication technology in an effort to securely store, limit access to, and transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments such as artificial intelligence may result in failures of this technology to protect transaction data or other confidential and sensitive information from being compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, apps, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees, or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to, or sabotage, systems change frequently and may not be known until launched against us or our third-party service providers.
Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our personnel or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party providers, or cybersecurity incidents could result in: unauthorized access to our sites, apps, networks and systems; unauthorized access to and misappropriation of customer or personnel data, including personally identifiable information, or our or third parties’ other confidential or proprietary information; viruses, worms, spyware or other malware being served from our sites, apps, networks or systems; deletion or modification of content or the display of unauthorized content on our sites or apps; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. The online gaming industry continuously experiences social engineering, phishing, malware, ransomware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. For instance, although we were unaffected, in late 2022, some of our competitors disclosed that their systems were subject to successful attempts by one or more individuals who ultimately gained unauthorized access to customer accounts and withdrew funds from the customers’ accounts, and in 2023 several land-based casinos experienced ransomware attacks, some of which significantly impacted their ability to operate effectively. If a material security breach were to occur, our reputation and brands could be damaged, our business may suffer, we may have to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, implement policies, procedures and response plans, train employees and engage third-party experts and consultants.
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
Our technology infrastructure is critical to the performance of our platform and offerings and to customer satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. We cannot assure you that absolute security will be provided by the measures we take to: detect, prevent, stop or respond to cyber attacks and protect our systems, data and customer information; prevent outages, or data or information loss; and prevent or detect security breaches or fraud. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, including recently in the State of New York due to an issue with the hosting facility, and we may in the future experience, disruptions, outages and other performance problems on our platform or offerings due to a variety of factors, including human or software errors, infrastructure changes, power supply issues and capacity constraints. To date, such disruptions, individually and in the aggregate, have not had a material impact on us; however, future disruptions from the foregoing factors or unauthorized access to, fraudulent manipulation of, or tampering with our systems, technological infrastructure and data, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.
Because our platform and offerings are complex and incorporate a variety of hardware and proprietary and third-party software, they may contain errors, bugs, flaws or corrupted data, which may become apparent only after their launch and could result in unanticipated downtime or vulnerabilities that could compromise our systems’ security, including inadvertently permitting access to protected customer, vendor or personnel data. Online platforms and offerings such as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our platform and offerings and new defects or disruptions may occur in the future. If an offering is unavailable when customers attempt to access it or navigation or other functionality in our platform is slower than expected, customers may be unable to use our offerings as desired and may be less likely to return to our platform as often, if at all. Further, programming errors, defects and data corruption could disrupt our operations, adversely affect our customers’ experience, harm our reputation, cause our customers to stop using our platform or offerings, divert our resources or delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brands and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.
If our customer base and engagement continue to grow, and the amount and types of our offerings continue to grow and evolve, we will need additional technical infrastructure, including network capacity and computing power, to meet our customers’ demands. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components, in particular in light of supply chain issues caused by political unrest, regional conflicts, chip shortages and other factors, may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, issues related to this infrastructure that are not identified during testing phases may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. Further, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, service degradation or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from weather conditions, natural disasters, power loss, terrorism, cyber attacks, public health emergencies or other catastrophic events, any of which could have a material adverse impact on our business and operations.
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
We rely on trademark, copyright, patent, trade secret and domain name protection laws to protect our rights in intellectual property. In the United States and certain foreign jurisdictions, we have filed applications to protect aspects of our intellectual property. We currently hold several patent applications in multiple jurisdictions, and in the future we may acquire additional patents, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may also challenge our intellectual property rights, and pending and future trademark, copyright and patent applications may not be approved. In these cases, we may need to expend significant time and expense to prevent infringement of or to enforce our rights. Notwithstanding our intellectual property rights, there can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.
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
We rely on products, technologies, customer databases and intellectual property such as certain “Bet Rivers” and “PlaySugarHouse” trademarks and domains, that we license or that are made available to us through agreements from affiliated and third parties, for use in our platform, offerings and/or operations. Substantially all our offerings use intellectual property licensed or made available to us through agreements from affiliated entities or third parties. See “Intellectual Property”. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses or other agreements for certain technologies. We cannot assure you that these third-party licenses and other agreements, or support for the technologies licensed or provided to us thereunder, will continue to be available to us on commercially reasonable terms, if at all. If we cannot renew and/or expand existing licenses or other agreements, we may have to discontinue or limit our use of the offerings that include or incorporate the licensed or provided technology.
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
We collect and process information relating to our customers, personnel and others for various business reasons, including marketing and promotions. The collection and use of personal data is governed by U.S. and foreign privacy laws and regulations, which continue to evolve and may occasionally be inconsistent (or conflict) across jurisdictions. Various U.S. federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy and data retention, transfer and protection. For example, the EU’s adoption of the GDPR, which became fully enforceable in May 2018, includes operational and compliance requirements with significant penalties for non-compliance. California has enacted the California Consumer Privacy Act, a comprehensive privacy law, which provides some of the strongest U.S. privacy requirements to date. In addition, new privacy laws and requirements in California, Colorado, Connecticut, Utah and Virginia went into effect in calendar year 2023.
Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our offerings. In addition, non-compliance with applicable privacy laws and regulations by us (or in some instances, non-compliance by third parties engaged by us), including accidental loss, inadvertent disclosure, unapproved dissemination or a breach of security on systems storing our data, may result in damage to our reputation and subject us to fines, damages, lawsuits or restrictions on our use or transfer of data. We rely on proprietary and commercially available systems, software and tools to provide security for processing of customer and personnel data, such as payment card and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats including, without limitation, computer malware, viruses, hacking and phishing attacks.
Use of artificial intelligence in our products or services may result in operational challenges, legal liability, reputational concerns and competitive risks.

The use of artificial intelligence (“AI”), in particular generative AI, processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our or our vendors’ use of these technologies with respect to our products, services, systems and/or operations becomes more important to us over time. Emerging ethical issues surround the use of AI or generative AI, and if our use of AI or generative AI becomes controversial, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary or personal data) input into third-party generative AI processes in connection with our offerings, systems or operations could be leaked or disclosed to others, including if sensitive information is used to train any generative AI models. Additionally, where the product ingests personal data and makes connections using such data, these AI or generative AI processes may reveal other personal or sensitive information generated by the AI solution. Unauthorized use or misuse of generative AI by our personnel or others may also result in disclosure of confidential or proprietary data, reputational harm, privacy or data protection law violations and legal liability. AI use could result in biased results and could lead us to make decisions that may bias certain individuals or classes of individuals, and adversely impact their rights, employment, and ability to obtain certain pricing, products, services or benefits. In addition, our use of generative AI may also lead to novel cybersecurity risks (such as if a bad actor “poisons” the generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.

Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have proposed a stringent AI regulation with fines in excess of those under the GDPR, and we expect other jurisdictions will adopt similar laws. Other jurisdictions may also decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (like the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI features or the use of generative AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the U.S. Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient or we may be at a competitive disadvantage.

Additionally, issues relating to intellectual property rights in AI-generated content have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims related to copyright infringement or other intellectual property misappropriation.
Changes to consumer privacy laws could adversely affect our ability to market our offerings effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new U.S federal, state or foreign laws and regulations (including gaming laws and regulations) on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, provide customers the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We must comply with U.S. federal, state and foreign requirements regarding notice and consent to obtain, use, share, transmit and store certain personal information. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.
Our technology transformation strategy places a significant strain on our management, operational, financial and other limited resources.
As part of our technology transformation strategy, we are continuously trying to transition and migrate our data systems from traditional data centers to cloud-based platforms and technologies optimized for cloud usage. This initiative places significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting function. In addition, many of our existing personnel do not have experience with native cloud-based technologies and as a result, we have and intend to continue to hire personnel with such experience. This effort is time consuming and costly. Our technology transformation strategy requires management time and resources to educate employees and implement new ways of conducting business. The dedication of resources to our technology transformation strategy and cloud-based technologies limits our resources available to devote to other initiatives or growth opportunities, or to invest in maintaining our existing internal systems. We cannot guarantee that our strategy is the right one or that investments in alternative technologies or other initiatives would not be a better use of our limited resources.
Risks Related to our Third-Party Vendor Relationships
We rely on third-party cloud infrastructure, hosting and data center providers and server rooms hosted by certain of our land-based casino partners. Disruption or interference with this infrastructure or server rooms could adversely affect our business, financial condition, results of operations and prospects.
We host our online gaming platform and offerings using third-party public and on-premise private cloud infrastructure and hosting services and on-premise server rooms hosted by certain of our land-based casino partners. We do not have full control over the operations of the infrastructure of these third parties that we use or anticipate using such as cloud-hosting providers (i.e., Amazon Web Services and Google Cloud) and on-premises hosting, data centers and related service providers or the facilities (including the server rooms) of our casino partners. Such infrastructure and facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We have experienced and expect in the future to experience, interruptions, delays and outages in service and availability from these providers on account of, among other things, infrastructure changes, human or software errors, website hosting disruptions, power supply issues like a recent event in the State of New York, and capacity constraints. Any such interruptions, delays or outages that result in sustained or repeated system failures with respect to our platform could reduce the attractiveness of our offerings. Any capacity constraints may also impact our ability to maintain performance of our offerings. Should our agreements with any third-party cloud service provider terminate or we add new cloud infrastructure service providers, we may experience additional costs and platform performance downtime in adding or transitioning to new or additional providers. These impacts (and any associated negative publicity regarding them) may harm our brands or reduce customers’ use of our platform, which may negatively impact our business, financial condition, results of operations and prospects.
We rely on third-party providers to validate the identity and location of our customers, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.
We rely on third-party geolocation and identity verification systems and service providers to ensure that we comply with certain laws and regulations, and any disruption to those systems may prohibit us from operating our platform and would adversely affect our business. There is no guarantee that these third-party systems or service providers will perform adequately or will be effective. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential customers received from third-party providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them or inadvertently deny access to individuals who should be able to access them. Third-party geolocation services providers generally rely on their ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party providers may result in their inability to accurately determine our customers’ locations. Moreover, our inability to maintain our existing contracts with third-party providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our operations. If any of these risks materialize, we may be subject to disciplinary action, fines and lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.
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
The terms of many Open-Source Software licenses have not been interpreted by U.S. or foreign courts, and these licenses could be interpreted to impose unanticipated conditions or restrictions on our ability to provide or distribute our platform or offerings. From time to time, there have been claims challenging the ownership of Open-Source Software against companies that incorporate it into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be Open-Source Software. Moreover, we cannot assure you that our processes for controlling Open-Source Software use in our platform and offerings will be effective. If we are held to have breached or failed to comply with the terms of an Open-Source Software license or if an Open-Source Software license ceases to be open source, we could face infringement or other liability, or be required to seek costly licenses to continue providing our platform and offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering cannot be accomplished on a timely basis or to make generally available, in source code form, our proprietary software, any of which could adversely affect our business, financial condition, results of operations and prospects.
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
Our success depends in part on our relationships with third-party service providers. For example, we receive sports betting odds and streaming data, and certain risk management and trading services from third parties, and in some jurisdictions we are required to obtain official league data. We also rely on third parties for content delivery such as online slots, table games, and live dealer games, load balancing and certain cybersecurity protections such as against distributed denial-of-service attacks. If those providers do not perform adequately, our customers may experience issues or interruptions with our offerings, and gaming regulators may hold us responsible for those providers’ errors. Further, if any of our service or data providers terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we may need to find alternate providers, and as consolidation in the gaming and entertainment industries continues, if a competitor acquires any of our third-party providers, we may need to find an alternate provider (which in some cases may be difficult due to the limited number of providers for certain services such as geolocation), and in each case we may be unable to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other third-party software and services such as communications and internal software, and our business may be adversely affected if such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity involving any of our third-party providers, including related to regulatory concerns or allegations of bad or unethical actions, could adversely affect our reputation and brand, result in us severing our relationship with such provider and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third-party vendors into our platform. While we have a vendor management policy and process, which may include performing due diligence and/or risks assessments, as well potentially seeking contractual and other protections from these vendors, our vendors may infringe the intellectual property rights of others or lack sufficient rights to such technology in all jurisdictions in which we may operate. Some of our third-party license and services agreements allow the vendor to terminate for convenience. If we are unable to obtain or maintain rights to any of this technology because of third-party intellectual property infringement claims against our vendors or us, if our vendors terminate any license or services agreements, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop and maintain our platform or offerings containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, effort and skillsets that we currently do not have, and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may be unable to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, results of operations and prospects.
If Internet or other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.
A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate cybersecurity risks such as distributed denial-of-service attacks. If our service providers experience service interruptions, including because of cyber attacks or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 6G services, which may not be successful and thus may impact our customers’ ability to access our platform or offerings in a reasonable fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our facilities, system infrastructure and support capabilities. Nevertheless, we cannot guarantee that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our customers. Any difficulties these providers face, including certain network traffic potentially receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business. In addition, we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our customers’ property or personal information or a delay or interruption in our online services or offerings, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause our customers to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, as long as the Company is a “controlled company” under applicable NYSE rules, Rush Street Interactive GP, LLC, in its capacity as the Sellers’ Representative of the Controlling Holders and the other Sellers under the Business Combination Agreement (in such capacity, the “Sellers’ Representative”) and dMY Sponsor, LLC (the “Sponsor”) will have the right to nominate up to nine (or the maximum number that may be nominated by the Sellers’ Representative without violating the NYSE’s controlled company requirements) and up to two directors, respectively, to the Board, subject to certain independence and holdings requirements. In the event the Company is no longer a “controlled company” under the applicable NYSE rules, the Sponsor will have the right to nominate up to two directors and the Sellers’ Representative will have the right to nominate a number of directors equal to the greater of the number of directors permitted by NYSE or a number equal to the total number of directors multiplied by the percentage of the Company’s issued and outstanding voting securities held by the Sellers and their permitted transferees at such time, in each case subject to certain independence and holdings requirements. As of the date of this Annual Report, the Sponsor has the right to designate only one director.
Mr. Bluhm, one of the Controlling Holders, and his affiliates engage in a broad array of activities, including investing in the gaming and casino industries generally. In the ordinary course of their business activities, Mr. Bluhm and his affiliates may engage in activities such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are our suppliers, partners or customers. Our Charter provides that none of the Controlling Holders, their affiliates or affiliated entities or any director who is not employed by us or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business in which we operate. The Controlling Holders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Controlling Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
We have arrangements with our affiliates that impact our operations.
We have engaged, and may in the future engage, in transactions with affiliates and other related parties, including, for example, entering into agreements with the “Rivers” branded casinos located in Pennsylvania, Illinois, New York and Virginia, to operate retail and online sports betting and/or online casino on behalf of such casinos as and when those activities are legalized in each respective jurisdiction. We have also entered into a services agreement with RSG, under which RSG and its affiliates provide certain limited corporate and shared services related to functions such as government affairs, business development, insurance and other services, and entered into license agreements with affiliated entities, pursuant to which we license the BetRivers and PlaySugarHouse brands. See “We depend on RSG and certain of its affiliates to provide us with certain limited services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires”. While we strive to obtain services from affiliates and other related parties at rates and on terms at least as favorable as we would get from others, if that were not to be achieved in the future it could negatively impact our operations. Mr. Bluhm, our Executive Chairman and a significant stockholder, has an indirect ownership interest in certain of our related parties, including RSG and the “Rivers” branded casinos, and Gregory A. Carlin, a significant stockholder and former CEO and vice chairman, also has an indirect ownership interest in certain of our related parties, including the “Rivers” branded casinos. See “Certain Relationships and Related Transactions, and Director Independence”. One or both of our Controlling Holders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results may be negatively impacted.
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
The Sellers may exchange their RSILP Units, together with the cancellation of an equal number of shares of Class V Voting Stock, for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These exchanges are expected to result in increases in the Special Limited Partner’s allocable share of the tax basis of RSILP’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we and the Special Limited Partner would otherwise be required to pay in the future had such exchanges never occurred.
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
The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, and the market price of our securities may decline.
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

General Risk Factors
Economic downturns and political and market conditions beyond our control, including reduced consumer discretionary spending, and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition, results of operations and prospects.
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
Further, more recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans.
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
A disruption or failure of our systems or operations because of a catastrophic event such as an earthquake, weather event, cyberattack, terrorist attack, pandemic or similar health emergency could cause downtime or degradation of our platform or offerings or in other critical functions provided by us or third parties. Abrupt political change, terrorist activity, and armed conflict such as those ongoing in the Ukraine and the Middle East, could cause economic disruptions, which may increase our operating costs and cause supply chain issues. Geopolitical change may cause changing regulatory regimes and requirements and market interventions that could impact our operating strategies, access to certain jurisdictions, hiring and profitability. Geopolitical instability may lead to sanctions or impact our ability to do business in some markets. Any of these changes may negatively impact our revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our process for identifying, assessing and managing material risks from cybersecurity threats is part of our broader risk management system and processes. We use a risk management framework based on applicable laws and regulations and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our offerings, infrastructure and corporate resources. As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits and risk assessments. We also maintain a variety of incident response plans, playbooks and processes that are utilized if and when incidents are detected.

In addition, we have processes in place to govern our third-party vendor security risks. We generally gather information, usually through questionnaires, from certain third parties who contract with the Company and receive sensitive data from us or have access to or integrate with our systems, in order to help us assess potential risks associated with their security processes. We also generally require third parties to, among other things, maintain security controls to protect confidential information and data, and generally notify us of any data breaches that may impact our data through obligations that are documented in data processing or other agreements. We also carry insurance that provides certain, limited protection against losses arising from a cybersecurity incident.

Internally, we also have a security awareness program which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply with these policies. The security awareness program offers training on how to identify potential cybersecurity risks and protect our resources and information. These trainings are mandatory for all employees and take place throughout the year, and it is supplemented by testing initiatives, including periodic phishing tests. We also provide access to specialized training for certain employee roles, such as application developers. Finally, our privacy and data protection program requires all employees to take periodic awareness training on data privacy. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

From time to time, we engage assessors, consultants, auditors, or other third-party service providers to enhance risk mitigation efforts. For instance, we periodically perform simulations and tabletop exercises for our technical teams and senior leaders to prepare for a possible cyber crisis and incorporate external resources and advisors as needed. We also engage third-party consultants and service providers to assist with penetration testing, security audits and vulnerability assessments in certain jurisdictions.

While our full Board has overall responsibility for risk oversight and is currently overseeing our business continuity, regulatory and compliance risks, it is supported in this function by our Audit Committee, Compensation Committee and NCG Committee. Our Audit Committee periodically reviews our cybersecurity, information technology, data protection, privacy and compliance risk management, as well as performs other risk oversight functions. Through its regular meetings with management, including the accounting and finance, legal, internal audit, regulatory compliance and information technology and security functions, the Audit Committee reviews and discusses our cybersecurity risk management practices and policies and periodically updates the Board or relevant members or committees thereof, about any material risks and the appropriate mitigating factors.

Our Chief Information Officer, who has information technology, engineering, product and security knowledge, experience and skills gained over a decade of experience leading product and engineering organizations, and certain members of his team as well as outside advisors who have cybersecurity experience are responsible for implementing and maintaining cybersecurity and data protection practices at the Company and reporting on cybersecurity matters to the relevant members of management. This team is supported, from time to time, by third-party consultants and service providers with specific areas of cybersecurity expertise. Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, and maintaining cybersecurity policies and procedures. Management also regularly communicates cybersecurity risks and activities with other members of management and, as appropriate, to our Board or relevant members or committees thereof, including the Audit Committee.

We, like many other companies in the gaming and entertainment space, experience routine cybersecurity threats such as DDOS, phishing or social engineering attacks. While our business strategy, results of operations and financial condition have not been materially affected by risks from any such cybersecurity threats, including as a result of previously identified cybersecurity incidents, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 6,575 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams. This lease is set to expire on April 30, 2025, subject to our option to extend the term for two successive years. We also lease office space in the United States (New Jersey), Colombia (Bogota, and Medellin), Estonia (Tartu and Tallinn), and Canada (Toronto).
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
As of March 6, 2024, there were 61 holders of record of our Class A Common Stock and 19 holders of record of our Class V Voting Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our shares of common stock to date and do not anticipate paying any cash dividends for the foreseeable future. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition as well as general business conditions. The payment of any cash dividends will be within the discretion of the Board at such time.

Stock Price Performance

Comparison of Cumulative Total Return
250
200
150
100
50
0
Feb-20
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Rush Street Interactive, Inc.
S&P 500 Consumer Discretionary Index
NYSE Composite

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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 10 to our consolidated financial statements, included elsewhere in this Annual Report, for additional information.
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

Jurisdiction	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Our real-money online casino and online sports betting offerings are generally provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners under our brands or our partners’ respective brands depending on the terms of our arrangement. Many of our social gaming offerings are marketed under our own brands, although we also offer social gaming under our partners’ brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
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
We currently generate revenue through two operating models: (i) B2C and (ii) B2B. Through our primary operating model, B2C, we offer online casino, online sports betting, retail sports betting and social gaming directly to the end customer through our websites, apps or physical retail locations. Our B2C operations contributed more than 98% of our total revenue for the years ended December 31, 2023 and 2022, and we expect that it will continue to be our primary operating model into the future. While real-money B2C transactions represent a majority of our revenue, our social gaming offerings generally increase customer engagement and build online databases in key markets both before and after legalization and regulation. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our partner’s operations. Through our B2B operations, we offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission. B2C and B2B products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand.

Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential land-based partners who are seeking online gaming and sports betting partners. In most U.S. jurisdictions, the applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a bricks-and-mortar casino, lottery or other type of local partner such as a professional sports team. Consequently, we leverage our relationships with bricks-and-mortar casinos and others in the gaming industry to find high-quality, reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to comply with the laws and regulations of the jurisdiction. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market. To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring there are exciting benefits at every customer loyalty level we offer.
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
The chart below presents our average MAUs in the United States and Canada for the years ended December 31, 2023, 2022 and 2021:
The year-over-year increase in MAUs in the United States and Canada for 2023 compared to 2022 was mainly due to our continued growth and strong customer retention rates in existing markets. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The year-over-year increase in MAUs in the United States and Canada for 2022 compared to 2021 was mainly due to our continued growth and strong customer retention rates in existing markets such as Pennsylvania, Illinois, Michigan and

New Jersey, as well as our expansion into new markets such as New York, Ontario (Canada), Louisiana and Maryland. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the years ended December 31, 2023, 2022 and 2021:
The year-over-year increase in MAUs in Latin America for 2023 compared to 2022 was mainly due to our continued growth and strong customer retention rates in Colombia and Mexico, as well as it being the first full year of operations in Mexico. Additionally, we continue to achieve a positive response from our strategic advertising and marketing effort.
The year-over-year increase in MAUs in Latin America for 2022 compared to 2021 was mainly due to our continued growth and strong customer retention rates in Colombia, as well as our expansion into Mexico. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU in the United States and Canada for the years ended December 31, 2023, 2022 and 2021:
The year-over-year increase in ARPMAU in the United States and Canada for 2023 compared to 2022 was mainly due to our continued operations in markets that launched during 2022 where we offer online casino in addition to online sports betting, the impact of our strategic advertising and marketing efforts in other markets where we offer online casino and our focus on retaining quality players.
The year-over-year decrease in ARPMAU in the United States and Canada for 2022 compared to 2021 was mainly due to an increase in the number of sports betting-only markets such as New York, Louisiana and Maryland, which, when combined with our increased promotional and advertising activities in those markets, resulted in an increase in the number of customers in sports betting-only markets. Sports betting-only customers generally generate less revenue per customer than customers who use online casino. This year-over-year decrease in ARPMAUs was partially offset by decreased customer bonusing volumes in existing markets and the addition of the Ontario (Canada) market, which includes casino operations.

The chart below presents our ARPMAU in Latin America (including Mexico) for the years ended December 31, 2023, 2022 and 2021:
The year-over-year decrease in ARPMAU in Latin America for 2023 compared to 2022 was mainly due to negative impact of foreign exchange rate changes. This was partly offset by the positive impact of our continued strategic advertising and marketing efforts and our focus on retaining quality players.
The year-over-year increase in ARPMAU in Latin America for 2022 compared to 2021 was mainly due to our strategic advertising and marketing efforts in Colombia, focus on acquiring quality players in Mexico which launched in 2022, and ability to retain players.
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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net loss	$(60,055)	$(134,332)	$(71,092)

Interest (income) expense, net	(2,765)	573	187
Income tax expense	11,209	8,961	4,688
Depreciation and amortization	29,759	14,325	4,245
Change in fair value of earnout interests liability	—	—	13,740
Change in fair value of warrant liabilities	—	—	(41,802)
Share-based compensation	30,020	18,691	24,912
Adjusted EBITDA	$8,168	$(91,782)	$(65,122)
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
Legalization, Regulation and Taxation
Our financial growth prospects largely depend on our ability to make our online casino and sports betting offerings available in more jurisdictions, with particular emphasis on the United States and Latin America, a trend that we believe is still in its early stage. Online casino may expand further due to many factors, including that many U.S. states and foreign jurisdictions are seeking ways to increase revenues. In the United States, online sports betting’s prospects were made possible after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to enter new jurisdictions that we believe are financially prudent for us to enter. Online casino is currently authorized only in seven U.S. states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). As of the date hereof, 39 states and the District of Columbia have authorized sports betting. Of those 40 jurisdictions, 31 states have authorized statewide online sports betting while 9 remain authorized for retail-only at casinos or retail locations. In Latin America, several countries, including Brazil and Peru, are either exploring legalizing, expanding or regulating online casino and/or online sports betting, or have recently legalized these activities.
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
States, foreign jurisdictions and some local governments impose tax rates on online casino and sports betting, which may vary substantially between jurisdictions and may change from time to time, usually because on factors outside our control. We are also subject to a U.S. federal excise tax of 0.25% on the amount of each sports bet placed in the United States. We believe the jurisdictions that will create the most compelling levels of profitability for us are jurisdictions with both online casino and sports betting at favorable tax rates.
Ability to Acquire, Retain and Monetize Customers
Our ability to effectively market is critical to operational success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and/or re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content, and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, local advertising rules, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.
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
Managing Wagering Risk
The online casino and retail and online sports betting businesses are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of online casino wager or retail or online sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of our winnings to total amount bet) of our offerings. We use the hold percentage as an indicator of an online casino game or retail or online sports bet’s performance against its expected outcome. Although each bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. The element of chance may affect win rates (hold percentages); these win rates, particularly for retail and online sports betting, may also be affected in the short term by factors that are largely beyond our control, such as unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, the financial resources of customers, the volume of bets placed and the amount of time spent betting. For online casino games, a random number generator outcome or game could malfunction and award errant prizes. For sports betting, our platform could erroneously posts odds or otherwise be misprogrammed to pay out odds that are highly favorable to bettors, and bettors place bets before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting products are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and retail and online sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our customers exceeding those anticipated. The variability of win rates (hold rates) also has the potential to adversely affect our business, financial condition, results of operations, prospects and cash flows.
Mix of Revenue Based on Time Period in Markets
Our profitability generally depends on how long we have been operating in each jurisdiction. Usually, but not always, our profitability levels will increase in a jurisdiction as we have operated there for longer.
Mix of Revenue From Our Different Operating Models
Because we operate using two different operating models, each with its own unique range of profitability, the relative proportion of revenue that is derived from each operating model in a given time period could impact our overall level of profitability.

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
Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games and a small number of proprietary games that were developed exclusively for us. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our proprietary casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky), and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
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
Our ability to effectively market is critical to our success. Using experience, dynamic learnings and analytics, we leverage marketing to acquire, convert, retain and re-engage customers. We use a variety of earned media and paid marketing channels, in combination with compelling offers, brand ambassadors, proprietary content and unique game and site features, to attract and engage customers. Further, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, local advertising rules, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings.
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
General and Administrative. General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, rent and insurance costs.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademark, developed technology and content) and finance lease right-of-use assets over their useful lives. See Notes 2, 4 and 5 to our consolidated financial statements, included elsewhere in this Annual Report.

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
Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Revenue	$691,161	$592,212	$98,949	17%
Costs of revenue	465,014	414,664	50,350	12%
Advertising and promotions	160,650	220,460	(59,810)	(27)%
General and administrative	87,349	67,561	19,788	29%
Depreciation and amortization	29,759	14,325	15,434	108%
Loss from operations	(51,611)	(124,798)	73,187	(59)%
Interest income (expense), net	2,765	(573)	3,338	(583)%
Loss before income taxes	(48,846)	(125,371)	76,525	(61)%
Income tax expense	11,209	8,961	2,248	25%
Net loss	$(60,055)	$(134,332)	$74,277	(55)%
Revenue. Revenue increased by $98.9 million, or 17%, to $691.1 million in 2023 as compared to $592.2 million in 2022. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets that launched during 2022 and 2023. The increase reflects higher period-over-period online casino and sports betting revenue of $97.5 million, retail sports betting revenue of $1.1 million and social gaming revenue of $0.3 million.
Costs of Revenue. Costs of revenue increased by $50.4 million, or 12%, to $465.0 million in 2023 as compared to $414.6 million in 2022. The increase was mainly due to and directly correlated with, our expansion and continued growth in existing and new markets. Gaming taxes, market access costs, payment processing costs, and operating expenses contributed $26.7 million, $9.6 million, $8.9 million and $2.1 million, respectively, to the year-over-year increase in costs of revenue, with personnel costs contributing to the remaining $3.1 million of the year-over-year increase. Costs of revenue as a percentage of revenue decreased to 67% in 2023 as compared to 70% in 2022.
Advertising and Promotions. Advertising and promotions expense decreased by $59.8 million, or 27%, to $160.7 million in 2023 as compared to $220.5 million in 2022. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North American and Latin American online gaming markets continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 23% in 2023 as compared to 37% in 2022.
General and Administrative. General and administrative expense increased by $19.8 million, or 29%, to $87.3 million in 2023 as compared to $67.5 million in 2022. The year-over-year increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue increased to 13% in 2023 as compared to 11% in 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $15.4 million, or 108%, to $29.7 million in 2023 as compared to $14.3 million in 2022. The increase was mainly due to additional costs to acquire property and equipment and other definite-lived intangible assets such as gaming licenses and internally developed software. Depreciation and amortization expense as a percentage of revenue increased to 4% in 2023 as compared to 2% in 2022.
Interest Income (Expense), Net. Interest income, net was $2.8 million for the year ended December 31, 2023 as compared to Interest expense, net of $0.6 million for the same period in 2022. The increase in interest income was mainly attributed to higher interest rates on cash and cash equivalents as compared to the same period in 2022.

Income tax expense. Income tax expense increased by $2.2 million, or 25%, to $11.2 million in 2023 as compared to $9.0 million in 2022. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue remained flat at 2% in 2023 and 2022.
Comparison of the Years Ended December 31, 2022 and 2021
A discussion of changes in our results of operations in 2022 compared to 2021 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 2, 2023, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Seasonality and Other Trends Impacting Our Business
Our results of operations may, and generally do, fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number, timing and type of sporting events, the length of professional sports seasons, our offerings and marketing efforts and those of our competitors (including those not just in the online gaming industry but also in the entertainment industry broadly), weather conditions, public sentiment, an economic downturn or other economic factors such as inflation, economic uncertainty or macroeconomic conditions. As customer engagement varies, so may our financial performance.
The number and amount of betting losses and jackpot payouts we experience may also negatively impact our quarterly or annual financial results. Although our losses are limited per wager to a maximum payout, when looking at bets across a period of time, these losses can be significant. We offer progressive jackpot games in our online casino offerings. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, it is paid out and reset to a predetermined base amount. Winning the jackpot is determined by a random mechanism; we cannot foresee when a jackpot will be won, and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position.
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the NFL, NBA, college football and basketball seasons. With respect to our online sports betting and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl, the NBA finals and NCAA basketball March Madness.
From a legislative perspective, we continue to see strong momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, many of these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we also continue to see strong momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund expanding budgets.
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
We had $168.3 million in cash and cash equivalents as of December 31, 2023 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
In connection with the Business Combination, we executed the TRA, which generally provides that the Special Limited Partner pay an amount equal to 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalent and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. See Note 15 of our consolidated financial statements, included elsewhere in this Annual Report for a summary of our commitments as of December 31, 2023. We also expect certain costs such as marketing, market access and license fees to increase to the extent we pursue expansion opportunities in new and existing jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to our consolidated financial statements, included elsewhere in this Annual Report.
We expect our material cash requirements during the upcoming 12-month period to include $9.1 million of non-cancellable purchase obligations with marketing vendors, $3.5 million of license and market access fees and $1.9 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $49.5 million of additional non-cancellable purchase obligations including obligations for license and market access fees, arrangements with marketing vendors and lease payments subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.

Surety Bonds

As of December 31, 2023, we had been issued $28.0 million in surety bonds that are used to satisfy regulatory requirements related to securing cash held on behalf of customers and $4.6 million in surety bonds to satisfy regulatory requirements necessary to operate in certain jurisdictions.
As of December 31, 2022, we had been issued $3.6 million in surety bonds to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is remote.
Debt
As of December 31, 2023 and 2022, we had no outstanding debt or letters of credit. As of December 31, 2022, we had an outstanding letter of credit for $1.7 million in connection with our operations in Colombia for which no amounts had been drawn.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net cash used in operating activities	$(5,932)	$(60,321)	$(48,186)
Net cash used in investing activities	(33,780)	(28,990)	(37,002)
Net cash (used in) provided by financing activities	(518)	(1,216)	125,584
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,126	(3,721)	(2,132)
Net change in cash, cash equivalents and restricted cash	$(35,104)	$(94,248)	$38,264
A discussion of changes in cash flows in 2023 compared to 2022 is included below. A discussion of changes in cash flows in 2022 compared to 2021 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 2, 2023, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Operating activities. Net cash used in operating activities was $5.9 million for the year ended December 31, 2023 as compared to $60.3 million used in operating activities for the year ended December 31, 2022. The decrease reflects a lower period-over-period net loss totaling $74.3 million and increased non-cash expenses of $27.3 million, which was partially offset by an increase in working capital totaling $45.8 million. The increase in non-cash expenses was driven primarily by additional depreciation and amortization expense of $15.4 million, share-based compensation expense totaling $11.3 million and write-offs of long-lived assets totaling $0.7 million.
Investing activities. Net cash used in investing activities during 2023 increased by $4.8 million to $33.8 million, as compared to $29.0 million during 2022. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $5.8 million, an increase in cash paid for the acquisition of gaming licenses totaling $1.8 million, an increase in cash paid for the development of media content totaling $0.8 million and an increase in investment in equity securities of $0.5 million, which was partially offset by a reduction of property and equipment purchases totaling $2.9 million, reduction of cash paid for trademark intangible asset totaling $1.9 million and the maturity of long-term deposits resulting in a net reduction in investment in long-term deposits totaling $2.4 million.
Financing activities. Net cash used in financing activities during 2023 was $0.5 million, as compared to $1.2 million during 2022. The period-over-period difference reflects lower principal payments of finance lease liabilities.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The net effect of exchange rate changes on cash, cash equivalents and restricted cash, when expressed in U.S. Dollar terms, was an increase of $5.1 million for the year ended December 31, 2023 as compared to a decrease of $3.7 million in 2022. These changes were due to fluctuations in foreign currency exchange rates from period to period.
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
Share-based Compensation
We have issued stock-based awards with service-based conditions or market-based conditions. Our historical and outstanding share-based compensation awards are described in Note 10 to our consolidated financial statements, included elsewhere in this Annual Report.
Share-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. To estimate the fair value of stock option awards, we used the Black-Scholes model, and we used a Monte Carlo simulation to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation require management to make a number of key assumptions, including expected volatility, expected term, fair value of our Class A Common Stock, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. The fair value of our Class A Common Stock is determined based on the quoted market price.
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
Earnout Interests Liabilities
The earnout interests, as described in Note 8 to our consolidated financial statements, included elsewhere in this Annual Report, were subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the year ended December 31, 2021, and (c) achieving certain volume weighted average share prices (“VWAPs”) within three years of the Closing. With respect to the revenue targets for the 2021 year, the percentage of Earnout Interests no longer subject to the restrictions, starting at 25% and ending at 100%, was dependent on achieving revenue equal to $270 million up to $300 million, respectively. With respect to the earnout targets related to VWAPs, the share price must have equaled or exceeded the target price for 10 trading days of any 20 consecutive trading day period. Pursuant to the Business Combination Agreement, a VWAP of $12.00 and $14.00 would have resulted in 50% and 100%, respectively, of the Earnout Interests being no longer subject to the restrictions. Certain of those earnout targets were achieved in January 2021 and, as a result, 100% of the shares and units subject to these restrictions were deemed earned and thus were no longer subject to the restrictions.
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
As of December 31, 2023 and 2022, none of the earnout interests remained outstanding.
Warrant Liabilities
As described in Note 7 to our consolidated financial statements, included elsewhere in this Annual Report, we evaluated the warrants that entitled the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”), 6,600,000 private placement warrants sold to the Sponsor (the “Private Placement Warrants”) and an additional 75,000 warrants issued to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”) under ASC 815-40, and concluded that they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders needed to participate in such tender offer or exchange to trigger the potential cash settlement and we did not control the occurrence of such an event, we concluded that the Warrants did not meet the conditions to be classified in equity. Because the Warrants met the definition of a derivative under ASC 815-40, we recorded the Warrants as liabilities on our consolidated balance sheet at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in our consolidated statement of operations.
We determined the fair value of our Public Warrants based on the publicly listed trading price of such warrants on the valuation date. We determined the fair value of the Private Warrants using Level 3 inputs within a Black-Scholes model. The Private Warrants were valued as of December 29, 2020 (i.e., the Closing date) and December 31, 2020. The significant inputs and assumptions in this method were the stock price, exercise price, volatility, risk-free rate, and term or maturity. The underlying stock price input was the closing stock price as of each valuation date and the exercise price was the price as stated in the warrant agreement. The volatility input was determined using the historical volatility of comparable publicly traded companies which operated in a similar industry or were our direct competitors. Volatility for each comparable was calculated as the annualized standard deviation of daily continuously compounded returns. The Black-Scholes analysis was performed in a risk-neutral framework, which required a risk-free rate assumption based upon constant-maturity treasury yields, which were interpolated based on the remaining term of the Private Warrants as of each valuation date. The term/maturity was the duration between each valuation date and the maturity date, which was five years following the Closing date, or December 29, 2025.
As of December 31, 2023 and 2022, none of the Warrants remained outstanding.
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
We account for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by applicable taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. We recognize penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
Tax Receivable Agreement
Pursuant to the TRA, the Special Limited Partner is required to pay to the Sellers and/or the exchanging holders of RSILP Units, as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.
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
Interest Rate Risk
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $171.0 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our consolidated financial statements for the year ended December 31, 2023.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 15% of our revenue for the fiscal years ended December 31, 2023 and 2022, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our consolidated financial statements for the year ended December 31, 2023.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the fiscal year ended December 31, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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
ITEM 9B. OTHER INFORMATION
Amended & Restated CEO and COO Employment Agreements
On March 5, 2024, we entered into an amended and restated offer letter agreement with each of Messrs. Richard Schwartz, our Chief Executive Officer, and Mattias Stetz, our Chief Operating Officer (the “Schwartz Letter” and the “Stetz Letter,” respectively, and collectively, the “A&R Employment Letters”). The A&R Employment Letters supersede and replace the employment letters that we previously entered into with Messrs. Schwartz and Stetz. The Compensation Committee of the Board and the Board itself approved the terms of the A&R Employment Letters.

The Schwartz Letter

Pursuant to the Schwartz Letter, Mr. Schwartz continues to serve as our Chief Executive Officer. For his service as our Chief Executive Officer, we will generally provide Mr. Schwartz with (a) an annual base salary of $613,000, (b) eligibility to participate in our discretionary bonus plan with a target annual bonus equal to 110% of base salary and with the actual bonus payment amount to be equal to an amount between 80% and 140% of base salary based on the achievement of corporate/financial and individual objectives, (c) eligibility to receive annual awards of stock options or shares/units under the long-term incentive compensation plan with a value of annual awards equal to 8.3 times Mr. Schwartz’s base salary, subject to both time-based and performance-based vesting (with the final amount to be determined by the Board or applicable committee thereof, at the time of approval of such awards), and (d) eligibility to participate in any employee benefit plans generally available to our employees. Under a separate restrictive covenant agreement, Mr. Schwartz is subject to certain restrictive covenants, including, but not limited to, confidentiality, and during the employment term and for an 18-month post-employment period, non-disparagement, noncompete and non-solicitation of customers and employees.

In the event that Mr. Schwartz’s employment is terminated prior to a “change in control” (as defined in our policies) either by us without “cause” or by Mr. Schwartz for “good reason” (each as defined in the Schwartz Letter) subject to his timely execution and non-revocation of a general release of claims in favor of the Company and continued compliance with his restrictive covenant obligations (as described above), the Schwartz Letter provides Mr. Schwartz with eligibility to receive (a) a prorated portion of his annual bonus for the year of termination based on actual performance, (b) a cash severance payment equal to the sum of his annualized base salary and target bonus over a 12 months period (or in a lump sum at the Company’s discretion), (c) payment of COBRA health care continuation premiums for up to 12 months, and (d) partial accelerated vesting of his unvested time-based equity awards that would have otherwise vested within 12 months following the date of termination, with any performance-based equity awards being earned in a prorated portion of such award based on the portion of the applicable performance period that Mr. Schwartz was employed and calculated according to actual performance as determined at the end of the applicable performance period.

In the event that Mr. Schwartz’s employment is terminated within the 24 months following a “change in control,” either by us without “cause” or by Mr. Schwartz for “good reason,” subject to his timely execution and non-revocation of a general release of claims in favor of the Company and continued compliance with his restrictive covenant obligations, as described above, the Schwartz Letter provides Mr. Schwartz with eligibility to receive (a) a prorated portion of his annual bonus for the year of termination based on actual performance, (b) a lump sum cash severance payment equal to twice the sum of his annualized base salary and the greater of his target bonus amount or the average actual bonus paid over the most recent two years prior to the “change in control”, (c) payment of COBRA health care continuation premiums for up to 12 months, and (d) accelerated vesting of all of his unvested time-based equity awards and the assumption, conversion or replacement of his performance-based awards with substantially similar awards or, if such awards are not assumed, converted or replaced, vesting in full of such awards at the greater of target or actual performance through the date of the “change in control.”

The Schwartz letter also provides that in the event of a “change in control”, with respect to any long-term compensation plan equity grants that Mr. Schwartz received but have not vested, (a) any unvested performance-based equity awards shall immediately, at the successor entity’s option, be replaced with new performance-based publicly traded equity awards, provided that if replaced, the value of and associated performance conditions of any such replacement awards can be substantially replicated to those of any performance-based equity award being replaced, and (b) if the successor entity does not assume, convert or replace the performance-based equity awards as set forth in the preceding clause (a), such performance-based equity awards shall fully vest, based upon the greater of target or Company's actual performance achieved through the date of the “change in control.” In addition, upon Mr. Schwartz’s involuntary termination without “cause” or any voluntary termination for “good reason” within twenty-four months of any “change in control,” any granted but unvested time-based shall fully vest and any granted but unvested performance-based equity awards shall fully vest, based upon the greater of target or Company's actual performance achieved through the date of the “change in control.”

The Stetz Letter

Pursuant to the Stetz Letter, Mr. Stetz continues to serve as our Chief Operating Officer. For his service as our Chief Operating Officer, we will generally provide Mr. Stetz with (a) an annual base salary of $440,000, (b) eligibility to participate in our discretionary bonus plan with a target annual bonus equal to 80% of base salary and with the actual bonus payment amount to be equal to an amount between 50% and 110% of base salary based on the achievement of corporate/financial and individual objectives, (c) eligibility to receive annual awards of stock options or shares/units under the long-term incentive compensation plan with a value of annual awards equal to 2.6 times Mr. Stetz’s base salary, subject to both time-based and performance-based vesting (with the final amount to be determined by the Board or applicable committee thereof, at the time of approval of such awards), and (d) eligibility to participate in any employee benefit plans generally available to our employees. Under a separate restrictive covenant agreement, Mr. Stetz is subject to certain restrictive covenants, including, but not limited to, confidentiality, and during the employment term and for an 18-month post-employment period, non-disparagement, noncompete and non-solicitation of customers and employees.

The other terms of the Stetz Letter, including the rights, obligations, covenants and other terms related to termination or resignation for good reason both in prior to a “change of control” and within 24 months of a “change of control,” are substantially identical to those described above with respect to the Schwartz Letter.

The information contained in this Item 9B. regarding the A&R Employment Letters is qualified in its entirety by reference to the copies of the A&R Employment Letters and the related restrictive covenant agreements attached to this Annual Report on Form 10-K as Exhibits 10.18, 10.19, 10.20 and 10.21, respectively, and are incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers
Certain of our directors and executive officers have made, and may from time to time enter into trading plans or make elections to have shares sold or withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

During the three months ended December 31, 2023, except as noted above, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2024 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(a)1. Financial Statements

Consolidated Financial Statements of Rush Street Interactive, Inc. as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rush Street Interactive, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rush Street Interactive, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
New York, New York
March 7, 2024

PCAOB ID Number 100

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$168,330	$179,723
Restricted cash	2,647	26,358
Players' receivables	10,516	11,174
Due from affiliates	33,471	35,904
Prepaid expenses and other current assets	13,651	11,312
Total current assets	228,615	264,471

Intangible assets, net	74,874	69,025
Property and equipment, net	8,611	9,764
Operating lease assets	1,276	1,852
Other assets	5,204	5,234
Total assets	$318,580	$350,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,347	$29,803
Accrued expenses	51,312	64,903
Players' liabilities	42,135	42,512
Current deferred royalty liabilities	1,712	1,526
Current operating lease liabilities	621	722
Other current liabilities	9,566	4,479
Total current liabilities	137,693	143,945

Non-current deferred royalty liabilities	12,395	14,106
Non-current operating lease liabilities	673	1,177
Other non-current liabilities	1,690	244
Total liabilities	152,451	159,472

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of December 31, 2023 and 2022; 72,387,409 and 65,111,616 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7	6
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2023 and 2022; 150,434,310 and 155,955,584 shares issued and outstanding as of December 31, 2023 and 2022, respectively	15	16
Additional paid-in capital	192,163	177,683
Accumulated other comprehensive loss	(100)	(1,648)
Accumulated deficit	(138,317)	(120,012)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	53,768	56,045

Non-controlling interests	112,361	134,829
Total stockholders’ equity	166,129	190,874
Total liabilities and stockholders’ equity	$318,580	$350,346
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2023	2022	2021
Revenue	$691,161	$592,212	$488,105

Operating costs and expenses
Costs of revenue	465,014	414,664	332,145
Advertising and promotions	160,650	220,460	190,476
General and administrative	87,349	67,561	55,518
Depreciation and amortization	29,759	14,325	4,245
Total operating costs and expenses	742,772	717,010	582,384
Loss from operations	(51,611)	(124,798)	(94,279)

Other income (expenses)
Interest income (expense), net	2,765	(573)	(187)
Change in fair value of warrant liabilities	—	—	41,802
Change in fair value of earnout interests liability	—	—	(13,740)
Total other income (expense)	2,765	(573)	27,875
Loss before income taxes	(48,846)	(125,371)	(66,404)

Income tax expense	11,209	8,961	4,688
Net loss	(60,055)	(134,332)	(71,092)

Net loss attributable to non-controlling interests	(41,750)	(95,701)	(51,603)
Net loss attributable to Rush Street Interactive, Inc.	$(18,305)	$(38,631)	$(19,489)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic	$(0.27)	$(0.61)	$(0.35)
Weighted average common shares outstanding – basic	68,508,093	63,532,906	56,265,541

Net loss per common share attributable to Rush Street Interactive, Inc. – diluted	$(0.27)	$(0.61)	$(0.51)
Weighted average common shares outstanding – diluted	68,508,093	63,532,906	57,426,885
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2023	2022	2021
Net loss	$(60,055)	$(134,332)	$(71,092)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,290	(3,886)	(2,111)
Comprehensive loss	(54,765)	(138,218)	(73,203)

Comprehensive loss attributable to non-controlling interests	(38,111)	(98,441)	(53,168)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(16,654)	$(39,777)	$(20,035)
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	1,754,519	—	—	—	9,389	—	—	9,389	20,631	30,020
Foreign currency translation adjustment	—	—	—	—	—	1,651	—	1,651	3,639	5,290
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,521,274	1	(5,521,274)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,305)	(18,305)	(41,750)	(60,055)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	5,091	(103)	—	4,988	(4,988)	—
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	706,465	—	—	—	5,459	—	—	5,459	13,232	18,691
Foreign currency translation adjustment	—	—	—	—	—	(1,146)	—	(1,146)	(2,740)	(3,886)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	3,226,745	—	(3,226,745)	—	—	—	—	—	—	—
Acquisition of trademark intangible asset	60,000	—	480,000	—	786	—	—	786	1,914	2,700
Net loss	—	—	—	—	—	—	(38,631)	(38,631)	(95,701)	(134,332)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,168	(27)	—	4,141	(4,141)	—
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	44,792,517	$4	160,000,000	$16	—	$—	$—	$93	$(61,892)	$(61,779)	$(205,550)	$(267,329)
Share-based compensation	855,894	—	—	—	—	—	6,196	—	—	6,196	18,716	24,912
Foreign currency translation adjustment	—	—	—	—	—	—	—	(546)	—	(546)	(1,565)	(2,111)
Issuance of Class A Common Stock upon exercise of Warrants	14,014,197	2	—	—	—	—	70,144	—	—	70,146	189,749	259,895
Repurchase of Class A Common Stock	—	—	—	—	218,589	(850)	—	—	—	(850)	(2,615)	(3,465)
Reissuance of treasury stock	—	—	—	—	(218,589)	850	(850)	—	—	—	—	—
Settlement of earnout interests liability	—	—	—	—	—	—	79,779	—	—	79,779	285,009	364,788
Acquisition of developed technology intangible assets	158,127	—	—	—	—	—	691	—	—	691	1,809	2,500
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(397)	(397)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,297,671	—	(1,297,671)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(19,489)	(19,489)	(51,603)	(71,092)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	11,310	(22)	—	11,288	(11,288)	—
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	—	$—	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701

See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(60,055)	$(134,332)	$(71,092)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	30,020	18,691	24,912
Depreciation and amortization expense	29,759	14,325	4,245
Deferred income tax	(255)	(50)	64
Noncash lease expense	697	616	355
Long-lived assets write off	683	—	—
Change in fair value of earnout interests liability	—	—	13,740
Change in fair value of warrant liabilities	—	—	(41,802)
Changes in assets and liabilities:
Players’ receivables	658	(5,345)	(5,050)
Due from affiliates	2,433	(7,745)	605
Prepaid expenses and other current assets	722	(3,879)	(4,562)
Other assets	(950)	312	(1,406)
Accounts payable	1,806	23,331	(5,546)
Accrued expenses and other current liabilities	(8,816)	17,472	22,077
Players’ liabilities	(377)	18,352	15,660
Deferred royalty liabilities	(1,525)	(1,416)	(30)
Operating lease liabilities	(732)	(653)	(356)
Net cash used in operating activities	(5,932)	(60,321)	(48,186)

Cash flows from investing activities
Purchases of property and equipment	(1,291)	(4,157)	(3,847)
Acquisition of gaming licenses	(7,279)	(5,484)	(23,535)
Internally developed software costs	(22,619)	(16,770)	(4,091)
Media content production costs	(765)	—	—
Investments in equity securities	(470)	—	(1,500)
Short-term investments	(3,061)	—	—
Proceeds from (investment in) long-term time deposits	1,705	(689)	(748)
Acquisition of trademark intangible asset, net of cash acquired	—	(1,890)	—
Acquisition of developed technology intangible assets	—	—	(3,281)
Net cash used in investing activities	(33,780)	(28,990)	(37,002)

Cash flows from financing activities
Proceeds from shares issued for warrants	—	—	131,588
Repurchase of common stock	—	—	(3,465)
Principal payments of finance lease liabilities	(518)	(1,216)	(2,142)
Distributions paid to non-controlling interest holders	—	—	(397)
Net cash (used in) provided by financing activities	(518)	(1,216)	125,584

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,126	(3,721)	(2,132)

Net change in cash, cash equivalents and restricted cash	(35,104)	(94,248)	38,264
Cash, cash equivalents and restricted cash, at the beginning of the year	206,081	300,329	262,065
Cash, cash equivalents and restricted cash, at the end of the year	$170,977	$206,081	$300,329

	December 31,
	2023	2022	2021
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$210	$965	$810
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	2,423	1,124	2,547
Non-cash redemption of Private Placement and Working Capital Warrants	—	—	50,798
Non-cash settlement of Public Warrants	—	—	77,509
Non-cash settlement of Earnout Interests Liability	—	—	364,788
Reissuance of treasury stock	—	—	850
Class A shares issued to acquire developed technology intangible assets	—	—	2,500
Acquisition of gaming licenses in exchange for future minimum market access fees	—	—	13,070
Allocation of equity and non-controlling interests upon changes in RSILP ownership	4,988	4,140	11,288
Class V Common stock issued to acquire trademark intangible asset	—	2,400	—
Class A Common stock issued to acquire trademark intangible asset	—	300	—
Property and equipment purchases in Accounts payable and Accrued Expenses	212	(29)	53
Capitalized intangible assets in Accounts payable and Accrued Expenses	609	—	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,385	$6,795	$3,541
Cash paid for interest	938	937	123
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
As of December 31, 2023, RSI offered real-money online casino, online sports betting and/or retail sports betting in the 15 U.S. states and three international jurisdictions as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third party holdings of equity interests are

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presented as Non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of changes in stockholders’ equity. The portion of net loss attributable to the non-controlling interests is presented as net loss attributable to non-controlling interests in the Company’s consolidated statements of operations, while the portion of comprehensive loss attributable to the non-controlling interests is reported as comprehensive loss attributable to non-controlling interests in the Company’s consolidated statements of comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation, or Up-C, structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020 (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). The Business Combination Agreement was entered among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC, resulting in dMY Technology Group, Inc. (“dMY”) acquiring certain Class A Units of RSILP (the “RSILP Units”).
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, dMY is treated as the acquired company and RSILP is treated as the acquirer for financial statement reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of RSILP issuing stock for the net assets of dMY, accompanied by a recapitalization.
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
As an Up-C, substantially all of the assets of the combined company are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The Company controls RSILP through RSI GP. As of December 31, 2023, the Company owned 32.49% of the RSILP Units and the holders of the non-controlling interest 67.51% of the RSILP Units.
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
Liquidity and Capital Resources
The Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report based on future spend assumptions. The Company experienced negative operating cash flows of $5.9 million, $60.3 million and $48.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company had working capital totaling $90.9 million as of December 31, 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards, the earnout interests liability, the warrant liabilities and acquired intangibles; internally developed software; long-lived assets and investments in equity; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the tax receivable agreement (the “Tax Receivable Agreement” or “TRA”) entered into in connection with the closing on December 29, 2020 of the Business Combination (the “Closing”).
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid, unrestricted savings, checking, instant access internet banking accounts, money market funds and certificates of deposits with original maturities of 90 days or less at acquisition.
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
The following table reconciles cash and cash equivalents and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows:

	December 31,
($ in thousands)	2023	2022
Cash and cash equivalents(1)	$168,330	$179,723
Restricted cash	2,647	26,358
Total cash, cash equivalents and restricted cash	$170,977	$206,081
(1) The Company had cash equivalents of $78.4 million and $1.0 million as of December 31, 2023 and 2022, respectively. Cash equivalents are composed of money market funds and certificates of deposits with original maturities of 90 days or less. Money market funds of $68.7 million are valued using quoted market prices as of December 31, 2023. The Company did not have money market funds as of December 31, 2022.

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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from Affiliates
Due from affiliates consists of amounts that are expected to be collected from certain affiliated land-based casino partners. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the applicable agreement. On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in these consolidated financial statements. See Note 13 for disclosure on related parties.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and a short-term investment. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. Prepaid expenses totaled $7.5 million and $5.6 million as of December 31, 2023 and 2022, respectively.
The short-term investment consists of a certificate of deposit with an original maturity greater than three months but less than one year. As of December 31, 2023, the Company had a short-term investment of $3.1 million. The Company did not have any short-term investments as of December 31, 2022.
Property and Equipment, net
Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the remaining lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

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
Internally Developed Software
Software that is developed for internal use is accounted for pursuant to Accounting Standards Codification (“ASC”) 350-40, Intangibles, Goodwill and Other - Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to development and implementation of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three to four years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.
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

The Company capitalized a $5.1 million trademark intangible asset representing the total consideration paid of $4.2 million, assumed liabilities of $0.5 million, and legal and consulting fees incurred that were directly attributable to the asset acquisition of $0.4 million. The asset is recognized in intangible assets, net on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 and is amortized over the estimated useful life of five years using the straight-line method. The asset acquisition is presented on the consolidated statement of cash flows as net cash used in investing activities.
Developed Technology
On December 21, 2021, the Company entered into an agreement to purchase certain assets from Run It Once, Ltd. (“RIO”) in exchange for $3.3 million cash and 158,127 Class A Common Shares valued at $2.5 million.
To account for the transaction, the Company applied the definition of a business in ASC 805-10, Business Combinations – Overall, and concluded that the asset set acquired does not constitute a business as the acquired assets did not include the necessary inputs, substantive processes, and outputs needed to operate as a business. Thus, the transaction has been accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues.
The acquired intellectual property represents developed technology intangible assets that are recognized at their relative fair value in accordance with ASC 350-30, General Intangibles Other Than Goodwill. Goodwill is not recognized in an asset acquisition and, as such, any consideration that exceeds the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. The Company capitalized a $5.9 million developed technology intangible asset, representing the total consideration paid of $5.8 million and an incremental $0.1 million related to legal fees directly attributable to the asset acquisition incurred by the Company. The asset is recognized in intangible assets, net on the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The asset is amortized over the estimated useful life of eight years using the straight-line method. The asset acquisition is presented on the consolidated statement of cash flows as net cash used in investing activities.
Media Content Production Costs
The Company capitalizes costs associated with the development and production of media content in accordance with ASC 350, Intangibles - Goodwill and Other. The asset is recognized in intangible assets, net in the Company’s consolidated balance sheet as of December 31, 2023 and is amortized over the estimated useful life of two years.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2023 and 2022, the Company had investments in equity of $2.0 million and $1.5 million, respectively. The equity investments are accounted for in accordance with ASC 321-10, and the Company accounts for the equity investments at cost less impairment because there are no readily determinable fair values for these investments as of December 31, 2023 and 2022. No impairment was recorded during the years ended December 31, 2023 and 2022. The investments are recognized in other assets on the Company’s consolidated balance sheets.
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment, operating lease right-of-use assets, finance lease right-of-use assets and finite-lived intangible assets (i.e., license fees, internally developed software, developed technology, trademark assets and media content production costs).
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
Players’ Liabilities
The Company’s players’ liabilities include liabilities for customer account balances, the incremental progressive jackpot reserve, and the expected future payout relating to customers’ unredeemed bonus store points and unused discretionary bonus incentives. Customer cash account balances consist of customer deposits, cash winnings and pending cash wagers, less customer cash losses, withdrawals and tax withholdings. The Company’s restricted cash balance, players receivables balance and the value of surety bonds held for the benefit of customers will equal or exceed the customer cash account balances.
Deferred Royalty
The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the consolidated balance sheets at the present value of future payments discounted using a rate that reflects the duration of the agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations. The Company records deferred royalty liabilities as either current deferred royalty liabilities, or non-current deferred royalty liabilities based on the timing of future payments.
Warrant Liabilities
As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, each consisting of one share of dMY’s Class A common stock and one-half of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with its initial public offering, dMY sold 6,600,000 private placement warrants to the Sponsor (the “Private Placement Warrants”) and it issued an additional 75,000 warrants to the Sponsor upon the Closing in connection with converting certain working capital loans into warrants (the “Working Capital Warrants” and together with the Private Placement Warrants, the “Private Warrants” and the Private Warrants together with the Public Warrants, the “Warrants”). Each Private Warrant allowed the Sponsor to purchase one share of Class A Common Stock at $11.50 per

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share. Subsequent to the Business Combination, 11,500,000 Public Warrants and 6,675,000 Private Warrants remained outstanding. None of the Public Warrants or Private Warrants remained outstanding as of December 31, 2023 and 2022.
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
The Company evaluated the Warrants pursuant to ASC 815-40 and concluded that they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of these Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our stockholders holding Class A Common Stock. Because not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants did not meet the conditions to be classified in equity. Because the Warrants met the definition of a derivative under ASC 815-40, the Company records these Warrants as liabilities on its consolidated balance sheets at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statements of operations.
See Note 7 for additional discussion of the Warrants.
Earnout Interests Liability
Earnout interests represent a freestanding financial instrument classified as liabilities on the accompanying consolidated balance sheets as the Company determined that these financial instruments are not indexed to the Company’s own equity in accordance with ASC 815, Derivatives and Hedging. Earnout interests were initially recorded at fair value in the Business Combination and were adjusted to fair value at each reporting date with changes in fair value recorded in change in fair value of earnout interests liability in the consolidated statements of operations. None of the earnout interests remained outstanding as of December 31, 2023 and 2022.
See Note 8 for additional discussion of earnout interests.
Surety Bonds
As of December 31, 2023, the Company had been issued $28.0 million in surety bonds that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers and $4.6 million in surety bonds to satisfy regulatory requirements necessary to operate in certain jurisdictions.
As of December 31, 2022, the Company had been issued $3.6 million in surety bonds to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of the Company’s surety bonds and the likelihood of future claims is remote.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash, restricted cash, cash equivalents, and short term investments. The Company maintains cash, restricted cash, cash equivalents, and short term investments primarily across nine financial institutions within separate bank accounts. Any loss incurred, or a lack of access, to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Although the Company maintains balances with certain institutions in excess of the federally insured limits, the Company is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Company determines whether an arrangement is or contains a lease at contract inception. The Company accounts for leases in accordance with ASC 842, Leases, under which arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset and a lease liability.
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
For leases with an initial term greater than 12 months, a related lease liability is recorded on the consolidated balance sheets at the present value of future payments discounted using the interest rate implicit in the lease and if not determinable, the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of lease expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require variable payments consisting of common area maintenance costs (i.e., variable lease cost). Variable lease costs are expensed as incurred. The Company made an accounting policy election to exclude any short-term lease (i.e., leases with a term of twelve months or less) from the balance sheet. Short-term lease expense is recognized on a straight-line basis over the lease term.
When the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As the Company does not have any outstanding debt, this rate is determined based on prevailing market conditions and comparable company and credit analysis. The discount rate is reassessed upon a modification that is not accounted for as a separate contract.
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
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as table games (i.e., blackjack and roulette) and slot machines. The Company generates revenue from these offerings through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot liability.

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
Bonus store points as well as discretionary bonus incentives, such as bonus money and bonus bets (collectively referred to herein as “customer bonuses”) are recognized as a reduction to revenue upon issuance of the incentive and as revenue upon redemption by the customer. Reductions to revenue include estimates for the stand-alone selling price of customer bonuses and the percentage of customer bonuses that are expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have not been material during the years ended December 31, 2023 and 2022.
Progressive jackpots related to online casino jackpot games are accrued and charged to revenue at the time the obligation to pay the jackpot is established. The progressive jackpot liability is recorded in Players’ liabilities on the consolidated balance sheets.
Retail sports betting
The Company provides retail sports services to land-based partners in exchange for a monthly commission based on that partner’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the partner’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. The Company has a single performance obligation to provide retail sports services and records the revenue as services are performed and when the commission amounts are no longer constrained (i.e., the amount is known).
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred revenue represents wagered amounts that relate to unsettled or pending outcomes, such as a future sports bet. The Company recognizes revenue once the outcome of the bet is settled and fixed. Deferred revenue also includes contract liabilities for the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, such as bonus store points. The Company recognizes breakage on these liabilities proportionately as redemption occurs. Revenue recognized relating to breakage during the years ended December 31, 2023 and 2022 was not material to the consolidated financial statements.
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
See Note 3 for a disaggregation of the Company’s revenues.
Costs of Revenue
Costs of revenue consist primarily of (i) revenue share and market access fees which is reduced by any consideration received from the vendor, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local land-based partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. The Company’s platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes relate to state taxes that are determined on a jurisdiction-by-jurisdiction basis, or federal excise taxes that are determined based on a percentage of the value of online sports and retail sports bets. The Company incurs payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative
General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expenses, professional service fees (related to legal, compliance, accounting and consulting), rent expense and insurance costs.
Share-Based Compensation
The Company records share-based compensation in accordance with ASC 718, Compensation—Stock Compensation, and recognizes share-based compensation expense in the period in which a grantee is required to provide service, which is generally over the vesting period of the individual share-based payment award. Compensation expense for awards with performance conditions is not recognized until it is probable that the performance target will be achieved. Compensation expense for awards is recognized over the requisite service period on a straight-line basis. The Company accounts for forfeitures as they occur.
The Company classifies unit awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date. See Note 10 for additional information about share-based compensation.
Income Taxes
Rush Street Interactive, Inc. is a corporation and, as a result, is subject to U.S. federal, state and foreign income taxes.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by applicable taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more-likely-than-not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.
See Note 11, “Income Taxes” for additional information regarding income taxes.
Tax Receivable Agreement
In connection with the Business Combination, the Special Limited Partner entered into the TRA, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of the Company’s and its consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the TRA are outside of the Company’s control, the Company expects that the payments the Special Limited Partner will make under the TRA will be substantial and could have a material adverse effect on the financial condition of the Company.
The Company evaluates the realizability of the deferred tax assets resulting from the exchange of RSILP Units for Class A Common Stock. If the deferred tax assets are determined to be realizable, the Company then assesses whether payment of amounts under the TRA have become probable. If so, the Company records a TRA liability equal to 85% of such deferred tax assets. In subsequent periods, the Company assesses the realizability of all of its deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.
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
Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted loss per share by application of the treasury stock method or if-converted method, as applicable.
See Note 12 for additional discussion of the loss per share.
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currency of subsidiaries not deemed to be the U.S. dollar include the Colombian Peso, Mexican Peso and Canadian Dollar. The financial statements of non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses and historical exchange rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains (losses) were $0.9 million, $(1.9) million and less than $(0.1) million for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts are recorded in general and administrative on the Company’s consolidated statements of operations.
Fair Value Measurements
Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow model and fund manager estimates.
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
As of December 31, 2023 and 2022, the recorded values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). Together with subsequent amendments, this ASU sets forth a “current expected credit loss” model, which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This ASU replaces the existing “incurred loss” model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, available-for-sale debt securities and applies to certain off-balance sheet credit exposures. This ASU is effective for the Company in calendar year 2023. The Company adopted ASU 2016-13 and the subsequent amendments on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This ASU is

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with our fiscal year ending December 31, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of these new disclosure requirements on its consolidated financial statements.
3.    Revenue Recognition
Disaggregation of revenue for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Online casino and online sports betting	$674,059	$576,573	$480,065
Retail sports betting	12,848	11,713	3,828
Social gaming	4,254	3,926	4,212
Total revenue	$691,161	$592,212	$488,105
The following table presents the Company’s revenue by geographic region for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
United States and Canada	$611,868	$539,887	$452,607
Latin America, including Mexico	79,293	52,325	35,498
Total revenue	$691,161	$592,212	$488,105
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives and is included within Player’s liabilities in the consolidated balance sheets. The deferred revenue activity for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Deferred revenue, beginning of period	$7,840	$4,637	$1,797
Deferred revenue, end of period	7,013	7,840	4,637
Revenue recognized in the year from amounts included in deferred revenue at the beginning of the year	7,840	4,637	1,797

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Intangible Assets, Net
As set forth in the table below, intangible assets, net as of December 31, 2023 and 2022 are $74.9 million and $69.0 million, respectively. The Company has the following intangible assets, net as of December 31, 2023 and 2022, respectively:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
December 31, 2023	7.75	$61,015	$(25,946)	$35,069
December 31, 2022	8.44	$54,334	$(12,363)	$41,971

Internally Developed Software
December 31, 2023	2.37	$43,868	$(12,601)	$31,267
December 31, 2022	2.51	$20,860	$(3,490)	$17,370

Developed Technology
December 31, 2023	6.00	$5,931	$(1,483)	$4,448
December 31, 2022	7.00	$5,931	$(741)	$5,190

Trademark Asset
December 31, 2023	3.42	$5,088	$(1,611)	$3,477
December 31, 2022	4.42	$5,088	$(594)	$4,494

Content
December 31, 2023	1.60	$785	$(172)	$613
December 31, 2022	N/A	$—	$—	$—
The Company recorded amortization expense on intangible assets of $24.7 million, $11.6 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023, estimated future amortization of intangible assets is as follows:

($ in thousands)
Year ended December 31, 2024	$21,426
Year ended December 31, 2025	18,126
Year ended December 31, 2026	11,818
Year ended December 31, 2027	6,141
Year ended December 31, 2028	4,888
Thereafter	12,475
Total	$74,874

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property and Equipment, Net
As set forth in the table below, property and equipment, net as of December 31, 2023 and 2022 are $8.6 million and $9.8 million, respectively. The balances as of December 31, 2023 and 2022 also include finance lease right-of-use assets, net. The balances consist of the following:

	December 31,
($ in thousands)	2023	2022
Computers, software and related equipment	$5,541	$4,050
Operating equipment and servers	4,779	4,610
Furniture	647	600
Leasehold improvements	658	640
Property and equipment not yet placed into service	610	816
Total property and equipment	12,235	10,716
Less: accumulated depreciation	(7,641)	(3,818)
	4,594	6,898

Finance lease right-of-use assets	5,519	3,112
Less: accumulated amortization	(1,502)	(246)
	4,017	2,866

Property and equipment, net	$8,611	$9,764
The Company recorded depreciation expense on property and equipment of $3.8 million, $2.1 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $1.3 million, $0.6 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
6.    Accrued Expenses and Other Current Liabilities
As set forth in the table below, accrued expenses as of December 31, 2023 and 2022 are $51.3 million and $64.9 million, respectively. The following table provides a summary of the accrued expenses at December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Accrued compensation and related expenses	$13,896	$10,077
Accrued operating expenses	21,748	24,256
Accrued marketing expenses	9,319	27,315
Accrued administrative expenses	5,506	1,622
Other	843	1,633
Total accrued expenses	$51,312	$64,903
Other current liabilities includes income tax payable totaling $8.1 million and $4.3 million as of December 31, 2023 and 2022, respectively.
7.    Warrant Liabilities
As part of dMY’s initial public offering, dMY issued to third-party investors 23.0 million units, each consisting of one share of dMY Class A common stock and one-half of one Public Warrant, at a price of $10.00 per unit. Each whole Public Warrant entitled the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. Simultaneously with the dMY initial public offering, dMY sold 6,600,000 Private Placement Warrants to the Sponsor and issued an additional 75,000 Working Capital Warrants to the Sponsor upon the Closing in connection with converting

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain working capital loans into warrants. Each Private Warrant allows the Sponsor to purchase one share of Class A Common Stock at $11.50 per share.
The Company classified the Warrants pursuant to ASC 815-40 as derivative liabilities on its consolidated balance sheets at fair value as of each reporting date, with subsequent changes in their respective fair values recognized in its consolidated statements of operations.
Public Warrants
On February 22, 2021, the Company announced the redemption of all the Public Warrants, which were exercisable for an aggregate of approximately 11.5 million shares of Class A Common Stock at a price of $11.50 per share. During the year ended December 31, 2021, 11,442,389 Public Warrants were exercised, resulting in cash proceeds of approximately $131.6 million and the issuance of 11,442,389 shares of Class A Common Stock. None of the Public Warrants remained outstanding as of December 31, 2023 and 2022.
The Company determined the fair value of its Public Warrants based on the publicly listed trading price of such warrants as of the valuation date. Accordingly, the Public Warrants were classified as Level 1 financial instruments. The aggregate fair value of the Public Warrants on the dates of exercise throughout March 2021 was $77.5 million.
Private Warrants
On March 26, 2021, the Private Warrants were exercised in full on a cashless basis, resulting in the issuance of 2,571,808 shares of Class A Common Stock. None of the Private Warrants remained outstanding as of December 31, 2023 and 2022.
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
The Private Warrants were valued as of December 31, 2020 and March 26, 2021 (the exercise date).
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	March 26, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$15.96	$22.76
Volatility	42.6%	41.4%
Term (years)	4.77	5.00
Risk-free interest rate	0.76%	0.37%
The fair value of the Private Warrants was $50.8 million as of March 26, 2021.
The Company recorded $41.8 million to change in fair value of warrant liabilities on the Company’s consolidated statement of operations, representing the change in fair value of the Public Warrants and Private Warrants from December 31, 2020 through the dates of exercise.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of warrant liabilities and change in fair value at each measurement date:

($ in thousands)	Public Warrants (Level 1)	Private Warrants (Level 3)	Total
Fair value of warrants at December 31, 2020	$88,079	$82,030	$170,109
Change in fair value of warrant liability	(10,570)	(31,232)	(41,802)
Fair value of warrants at redemption	(77,509)	(50,798)	(128,307)
Fair value of warrants at December 31, 2021	$—	$—	$—

8.     Earnout Interests Liability

In connection with the consummation of the Business Combination as further described in Note 1, (i) 1,212,813 shares of Class A Common Stock held by the independent directors of dMY, consisting of Darla Anderson, Francesca Luthi and Charles E. Wert, together with the Sponsor (collectively, the “Founder Holders”) that formerly constituted shares of Class B common stock of dMY held by the Founder Holders, (ii) 1,212,813 Issued RSILP Units issued to the Company in connection with the Business Combination, (iii) 15,000,000 Retained RSILP Units held by the Sellers, and (iv) 15,000,000 shares of Class V Common Stock issued to the Sellers by the Company in connection with the Business Combination (collectively, the “Earnout Interests”), became subject to certain restrictions on transfer and voting and potential forfeiture pending the achievement (if any) of certain earnout targets. The earnout targets included (a) a change of control within three years of the Closing, (b) achieving certain revenue targets for the 2021 year, and (c) achieving certain VWAPs within three years of the Closing.
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
The Company recorded $13.7 million to change in fair value of earnout interests liability on the Company’s consolidated statement of operations, representing the change in fair value of the earnout interests from December 31, 2020 through January 13, 2021, when the earnout interests were no longer subject to the restrictions.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnout Interests Liability
($ in thousands)	Total
December 31, 2020	$351,048
Change in fair value of earnout interests liability	13,740
Settlement of earnout interests liability	(364,788)
December 31, 2021	$—
9.    Stockholders’ Equity
Authorized Capital Stock
The total amount of the Company’s authorized capital stock consists of 951,000,000 shares, consisting of (i) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) 750,000,000 shares of Class A Common Stock, and (iii) 200,000,000 shares of Class V Common Stock (together with the Class A Common Stock, the “Common Stock”).
Preferred Stock
The Board has the authority to issue shares of preferred stock at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designations with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of December 31, 2023 and 2022, there were no shares of preferred stock outstanding.
Common Stock
As of December 31, 2023, there were 72,387,409 shares of Class A Common Stock outstanding and 150,434,310 shares of Class V Common Stock outstanding. As of December 31, 2022, there were 65,111,616 shares of Class A Common Stock outstanding and 155,955,584 shares of Class V Common Stock outstanding.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-controlling interests owned 67.51% and 70.55% of the RSILP Units outstanding as of December 31, 2023 and 2022, respectively. The following table summarizes the changes in non-controlling interests owned:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2022	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.49)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.55)%
Non-controlling interest % as of December 31, 2023	67.51%
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
During the year ended December 31, 2023, the Compensation Committee of the Board and the full Board each approved an amendment to the 2020 Plan to increase the number of shares of Class A Common Stock reserved under the 2020 Plan by 22.4 million shares, with the Company’s stockholders approving such amendment at the Company’s 2023 annual meeting of stockholders on June 1, 2023. There are approximately 35.8 million shares of Class A Common Stock reserved under the 2020 Plan. The 2020 Plan terminates on December 29, 2030.
Restricted Stock Units (“RSUs”) and Options
The Company granted 2.5 million and 3.9 million RSUs with service conditions, during the years ended December 31, 2023 and 2022, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 1.5 million and 1.6 million RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the years ended December 31, 2023 and 2022, respectively. RSUs with market-based conditions generally vest over a three year period and the fair value was determined using a Monte Carlo simulation using the following range of assumptions:

	December 31, 2023	December 31, 2022
Volatility rate	69.78%	70.93% to 71.00%
Risk-free interest rate	3.85%	4.32% to 4.39%
Average expected life (in years)	2.8	2.3 to 3.0
Dividend yield	None	None
Stock price at grant date	$3.28	$3.95
The Company granted 1.1 million and 0.8 million stock options during the years ended December 31, 2023 and 2022, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	December 31, 2023	December 31, 2022
Volatility rate	70.00%	58.98%
Risk-free interest rate	3.80%	3.68%
Average expected life (in years)	6.0	5.6
Dividend yield	None	None
Stock price at grant date	$3.28	$4.07
Exercise price	$3.28	$4.07
RSU activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Units	Weighted average grant price
Unvested balance at December 31, 2021	3,076,158	$16.08
Granted	5,542,010	4.17
Vested(1)	(1,020,874)	14.67
Forfeited	(104,681)	14.36
Unvested balance at December 31, 2022	7,492,613	$7.48
Granted	4,030,535	4.12
Vested(1)	(2,221,870)	8.71
Forfeited	(83,136)	9.52
Unvested balance at December 31, 2023	9,218,142	$5.70
_____________________________
(1)Include 467,712 and 253,787 of RSUs that vested during the years ended December 31, 2023 and 2022, respectively, for which the resulting shares of Class A Common Stock have not yet been issued. There were 1,104,629 and 636,917 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of December 31, 2023 and 2022, respectively.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Units	Weighted average exercise price
Outstanding balance at December 31, 2021	96,827	$15.40
Granted	790,339	4.07
Exercised	—	—
Forfeited	—	—
Outstanding balance at December 31, 2022	887,166	5.31
Granted	1,084,445	3.28
Exercised	—	—
Forfeited	—	—
Outstanding balance at December 31, 2023	1,971,611	$4.19

Exercisable balance at December 31, 2023	328,002	$6.30
The aggregate fair value of the RSUs granted during the years ended December 31, 2023 and 2022, was approximately $16.6 million and $23.1 million, respectively. The weighted average grant date fair value of the RSUs vested during the years ended December 31, 2023 and 2022, was approximately $19.3 million and $15.0 million, respectively.
The weighted-average grant-date fair values of options granted during the years ended December 31, 2023 and 2022 were $2.14 and $2.26 per share, respectively. The aggregate fair value of the stock options granted during the years ended December 31, 2023 and 2022, was $2.3 million and $1.8 million, respectively. The outstanding stock options and exercisable stock options as of December 31, 2023 had an intrinsic value of $1.6 million and $0.1 million, respectively.

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to RSUs of $37.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years. As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options of $2.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

Recognition of Compensation Costs
Share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Costs of revenue	$1,064	$987	$1,808
Advertising and promotions	2,225	2,048	3,605
General and administrative	26,731	15,656	19,499
Total share-based compensation expense	$30,020	$18,691	$24,912
11.    Income Taxes
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense
The components of the income tax expense are:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Current income taxes:
Federal	$(188)	$(118)	$149
State and local	9	(34)	25
Foreign	11,602	9,137	4,551
	11,423	8,985	4,725
Deferred income taxes:
Federal	—	—	—
State and local	—	—	—
Foreign	(214)	(24)	(37)
	(214)	(24)	(37)

Income tax expense	$11,209	$8,961	$4,688
Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net loss before income taxes	$(48,846)	$(125,371)	$(66,404)
Less: net loss before income taxes attributable to non-controlling interest	(33,820)	(89,224)	(48,258)
Net loss attributable to Rush Street Interactive Inc. before income taxes	(15,026)	(36,147)	(18,146)
Income tax benefit at the federal statutory rate	(3,155)	(7,591)	(3,811)
State income taxes, net of federal benefit	(46)	(34)	25
Nondeductible stock compensation	1,351	—	—
Foreign operations	11,387	9,113	4,514
Change in valuation allowance	2,589	8,025	4,027
Other	(917)	(552)	(67)
Income tax expense	$11,209	$8,961	$4,688
Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The net

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets are recognized in other assets on the Company’s consolidated balance sheets. Significant components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Investment in subsidiaries	$134,283	$134,586
Net operating losses	29,724	26,394
Imputed interest	2,120	1,638
Share-based compensation	1,160	366
Other assets	422	165
Total gross deferred tax assets	167,709	163,149
Valuation allowance	(167,305)	(163,029)
Total deferred tax assets, net of valuation allowance	404	120
Deferred tax liabilities:
Investment in subsidiaries	—	—
Total gross deferred tax liabilities	—	—
Net deferred tax assets	$404	$120
As of December 31, 2023, the Company had approximately $94.5 million and $83.4 million of federal and state net operating loss carryovers, respectively. As of December 31, 2022, the Company had approximately $73.3 million and $69.4 million of federal and state net operating loss carryovers, respectively. If not utilized, the entire federal net operating loss carryforward can be carried forward indefinitely. State net operating loss carryovers will expire in varying amounts beginning in 2032. As of December 31, 2023 and 2022, the Company has foreign net operating losses of approximately $15.2 million and $30.9 million, respectively, the majority of which will begin to expire beginning in 2043 if not utilized.
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
In 2021, the OECD established an Inclusive Framework on Base Erosion and Profit Shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the European Union member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The Inclusive Framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no impact to our tax provision for the year ended December 31, 2023. The Company will continue to evaluate the impact of these tax law changes on future reporting periods.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions
The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2023 or December 31, 2022. The Company filed an initial year federal and state tax returns for tax year 2020, which was the first tax year subject to examination by taxing authorities. Additionally, although RSILP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service. The statute of limitations has expired for tax years through 2019 for RSILP.
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
In connection with the Business Combination, the Special Limited Partner entered into the TRA, which generally provides for the payment by it of 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to the Business Combination and the exchange of Retained RSILP Units for Class A Common Stock (or cash at the Company’s option) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of Class A Common Stock at the time of the exchange and the amount and timing of the recognition of the Company’s and its consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the TRA are outside of the Company’s control, the Company expects that the payments the Special Limited Partner will make under the TRA will be substantial and could have a material adverse effect on the Company’s financial condition.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management has not recorded the deferred tax asset or a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the Business Combination and subsequent exchanges. The unrecognized TRA liability as of December 31, 2023 and 2022 is $63.7 million and $58.7 million, respectively. The increase in the liability was primarily caused by exchanges of RSILP units covered by the TRA. Due to the fact that the Company’s deferred tax assets and corresponding TRA liability are unrecognized, this increase had no impact on the consolidated statements of operations.
12.    Loss Per Share
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of net loss per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the years ended December 31, 2023, 2022 and 2021 are as follows (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(60,055)	$(134,332)	$(71,092)
Less: Net loss attributable to non-controlling interests	(41,750)	(95,701)	(51,603)
Net loss attributable to Rush Street Interactive, Inc. – basic	(18,305)	(38,631)	(19,489)
Effect of dilutive securities:
Public, Private Placement and Working Capital Warrants, net of amounts attributable to non-controlling interests	—	—	(9,569)
Net loss attributable to Rush Street Interactive, Inc. – diluted	$(18,305)	$(38,631)	$(29,058)
Denominator
Weighted average common shares outstanding – basic	68,508,093	63,532,906	56,265,541
Weighted average effect of dilutive securities:
Public Warrants(1)	—	—	677,746
Private Placement and Working Capital Warrants(1)	—	—	483,598
Weighted average common shares outstanding – diluted	68,508,093	63,532,906	57,426,885

Net loss per Class A Common Share - basic	$(0.27)	$(0.61)	$(0.35)
Net loss per Class A Common Share - diluted	$(0.27)	$(0.61)	$(0.51)
(1)Calculated using the treasury stock method.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	December 31,
	2023	2022	2021
RSILP Units(1)	150,434,310	155,955,584	158,702,329
Unvested RSUs	9,218,142	7,492,613	3,076,158
Vested RSUs(2)	1,104,629	636,917	383,130
Outstanding Stock Options	1,971,611	887,166	96,827
(1)RSILP Units that are held by non-controlling interest holders and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
(2)RSUs that vested but the resulting shares of Class A Common Stock have not yet been issued.
13.    Related Parties
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Neil Bluhm and Richard Schwartz, the Company’s Chief Executive Officer, maintain ownership in RSILP and collectively have control over its governance and general operations. At the Closing, the Company and RSI GP entered into the Amended and Restated Limited Liability Company Agreement of RSI GP, pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP. As of December 31, 2023, Neil Bluhm and Richard Schwartz remain on the board of managers of RSI GP.
Amended and Restated Agreement of Limited Partnership of RSILP
At the Closing, the Company, the Special Limited Partner, RSI GP, RSILP and the Sellers entered into the RSILP A&R LPA.
Management
RSI GP, as the general partner of RSILP following the Closing, has the sole authority to manage the business, property and affairs of RSILP in accordance with the RSILP A&R LPA or applicable law, including laws relating to gaming. The RSILP A&R LPA provides that the general partner cannot be removed or replaced except with the consent of a majority in interests of the partners of RSILP and the Company. The rights of the general partner’s board of managers are governed by the general partner’s limited liability company agreement, which may be amended or modified from time to time by the Company.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictions on Exchange
In certain circumstances, RSI GP may limit the rights of holders of RSILP Units to exchange their RSILP Units under the RSILP A&R LPA if RSI GP determines in good faith that such restrictions are necessary so that RSILP will not be classified as a “publicly traded partnership” under applicable tax laws and regulations.
Services Agreement
At the Closing, Rush Street Gaming, LLC (“RSG”), an affiliate of the Company controlled by Neil Bluhm, Executive Chairman, entered into a Services Agreement (the “Services Agreement”), pursuant to which, among other things, RSG and its affiliates provide certain specified services to the Company for a period of two years following the Closing, subject to extension and early termination, including, without limitation, services relating to certain corporate and shared services related to functions such as government affairs, certain business development, insurance and other services (in each case as more fully described in the Services Agreement). RSG and its affiliates had provided similar services to RSILP prior to the Business Combination and the Services Agreement represents a continuation of those services and support. As compensation for RSG’s provision of these services, the Company reimburses RSG for (i) all third party costs, including fees and costs incurred in connection with any required consents, incurred in connection with the provision of services, (ii) its reasonable and documented out-of-pocket travel and related expenses as approved by the Company, and (iii) an allocable portion of payroll, benefits and overhead with respect to RSG’s or its affiliates’ employees who perform or otherwise assist in providing the services. Expenses and payables relating to support services provided by RSG were immaterial for the years ended and as of December 31, 2023 and 2022, respectively. Expenses relating to support services were $1.1 million for the year ended December 31, 2021. These support services are recorded as general and administrative in the accompanying consolidated statements of operations and any payables to RSG are recorded as accrued expenses within the accompanying consolidated balance sheets.
Affiliated Land-Based Casinos
Neil Bluhm and his adult children (including Ms. Leslie Bluhm, a member of the Company’s Board of Directors (the “Board”)), through their individual capacities, entities or trusts that they have created for the benefit of themselves or their family members, and Greg Carlin, through his individual capacity, entities or trusts that he has created for the benefit of himself or his family members, are direct or indirect owners, directors and/or officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $49.6 million, $39.8 million and $41.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $33.5 million and $35.9 million at December 31, 2023 and 2022, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos during the years ended December 31, 2023, 2022 and 2021 were not material to the consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against Affiliate Receivables to the extent a right of offset exists, yet such amounts were not material to the consolidated financial statements as of December 31, 2023 and 2022.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of RSP
During the year ended December 31, 2022, the Company purchased all of the equity interests of RSP, a poker-related production company that owns certain poker-related assets, including Poker Night in America, a television program focused on poker games and tournaments. On June 10, 2022, Messrs. Neil Bluhm and Greg Carlin forfeited their limited liability company interests in RSP, resulting in Mr. Todd Anderson being the sole owner of RSP. The Company then purchased from Mr. Anderson 100% of the limited liability company interests in RSP for an aggregate purchase price of approximately $4.7 million, comprised of cash, Class V Common Stock, RSILP Units, Class A Common Stock and assumed liabilities (the “RSP Acquisition”). The Company obtained an independent valuation report as to the fair market value of RSP to support the purchase price being paid for the RSP Acquisition. As part of the RSP Acquisition, the Company employed Mr. Anderson and two other RSP employees. Mr. Anderson received all of the proceeds from the RSP Acquisition; Messrs. Bluhm and Carlin did not receive any proceeds from the RSP Acquisition. The Audit Committee of the Board approved the RSP Acquisition in accordance with the Company’s Related-Party Transactions Policy, and the Board (with Mr. Bluhm and certain other directors abstaining) approved the same. See Note 2 and Note 15 for additional information.
14.    Leases
The Company leases office space and other retail space under operating lease agreements with terms that do not exceed five years. In addition, the Company leases online gaming servers and related equipment under finance lease arrangements.
The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Operating lease cost	$770	$676	$268
Variable lease cost	267	275	528
Short-term lease cost	867	436	179
Finance lease cost:
Amortization of finance lease right-of-use asset	1,272	578	228
Interest on finance lease liabilities	85	22	27
Total lease expenses	$3,261	$1,987	$1,230
Additional information relating to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Operating cash flows from operating leases	$732	$653	$355
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$210	$965	$810
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$2,423	$1,124	$2,547
Weighted-average remaining lease term (in years) – operating leases	2.5	3.1	3.2
Weighted-average remaining lease term (in years) – finance leases	3.4	3.0	4.6
Weighted-average discount rate – operating leases	6.7%	6.2%	6.0%
Weighted-average discount rate – finance leases	7.7%	6.0%	6.0%
The Company calculated the weighted-average discount rate using the interest rates implicit in the lease contract and if not determinable, incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records lease activity within the following financial statement line items:

Account	Financial Statement Line Item
Operating lease right-of-use asset	Operating lease assets
Finance lease right-of-use asset, net	Property and equipment, net
Operating lease liabilities	Current and non-current operating lease liabilities
Finance lease liabilities	Other current liabilities and Other non-current liabilities
Operating lease expense	General and administrative
Finance lease amortization expense	Depreciation and amortization
Finance lease interest expense	Interest income (expense), net
Maturity of operating lease liabilities as of December 31, 2023 is as follows:

($ in thousands)
Year ending December 31, 2024	$686
Year ending December 31, 2025	392
Year ending December 31, 2026	214
Year ending December 31, 2027	125
Year ending December 31, 2028	—
Total undiscounted future cash flows	1,417
Less: present value discount	(123)
Operating lease liabilities	$1,294
Maturity of finance lease liabilities as of December 31, 2023 is as follows:

($ in thousands)
Year ending December 31, 2024	$873
Year ending December 31, 2025	873
Year ending December 31, 2026	318
Year ending December 31, 2027	230
Year ending December 31, 2028	214
Total undiscounted future cash flows	2,508
Less: present value discount	(291)
Finance lease liabilities	$2,217
15.    Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements. Under the non-cancelable terms of these contracts, the Company is obligated to make future minimum payments as follows:

($ in thousands)
Year ending December 31, 2024	$13,653
Year ending December 31, 2025	7,880
Year ending December 31, 2026	5,565
Year ending December 31, 2027	5,165
Year ending December 31, 2028	4,728
Thereafter	26,975
Total(1)	$63,966
(1) Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $6.0 million, obligations under non-cancelable contracts with marketing vendors totaling $11.1 million, and license and market access commitments totaling $46.9 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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

10.6	Form of Fidelity Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.7	Form of Other Subscription Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.8§	Rush Street Interactive Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
10.9§
Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.10§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.11§	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.12§	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.13§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
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

10.17§
Business Consulting Agreement dated October 28, 2015, by RSILP and an entity owned and controlled by Einar Roosileht (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.18§*	Amended and Restated Offer Letter Agreement dated March 5, 2024, by and between RSILP and Richard Schwartz.
10.19§*	Confidentiality and Restrictive Covenant Agreement dated March 5, 2024, by and between RSILP and Richard Schwartz.
10.20§*	Amended and Restated Offer Letter Agreement dated March 5, 2024, by and between RSILP and Mattias Stetz.
10.21§*	Confidentiality and Restrictive Covenant Agreement dated March 5, 2024, by and between RSILP and Mattias Stetz.
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company.
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Regarding the Mandatory Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
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

RUSH STREET INTERACTIVE, INC.

Date: March 7, 2024	By:	/s/ Richard Schwartz
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

Name	Title	Date

/s/ Richard Schwartz	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Richard Schwartz

/s/ Kyle L. Sauers	Chief Financial Officer (Principal Financial Officer and Principal	March 7, 2024
Kyle L. Sauers	Accounting Officer)

/s/ Paul Wierbicki	General Counsel, Chief Legal Officer and Director	March 7, 2024
Paul Wierbicki

/s/ Neil Bluhm	Director, Executive Chairman	March 7, 2024
Neil Bluhm

/s/ Leslie Bluhm	Director	March 7, 2024
Leslie Bluhm

/s/ Niccolo de Masi	Director	March 7, 2024
Niccolo de Masi

/s/ Judith Gold	Director	March 7, 2024
Judith Gold

/s/ James Gordon	Director	March 7, 2024
James Gordon

/s/ Daniel Yih	Director	March 7, 2024
Daniel Yih