Form 10-Q
period 2024-03-31
Rush Street Interactive, Inc.
filed 2024-05-02
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 1, 2024, there were 79,678,782 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 145,384,310 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•economic downturns, such as recessions, inflation, and political and market conditions beyond our control, including a reduction in consumer discretionary spending and sports leagues shortening, delaying or cancelling parts of their seasons or certain events due to external factors such as pandemics or international conflicts, could adversely affect our business, financial condition, results of operations and prospects;
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
•we have a history of losses (calculated in accordance with accounting principles generally accepted in the United States) and may continue to incur losses in the future;
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$191,156	$168,330
Restricted cash	3,160	2,647
Players’ receivables	13,488	10,516
Due from affiliates	20,592	33,471
Prepaid expenses and other current assets	18,426	13,651
Total current assets	246,822	228,615

Intangible assets, net	77,906	74,874
Property and equipment, net	8,213	8,611
Operating lease assets	1,191	1,276
Other assets	7,258	5,204
Total assets	$341,390	$318,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,716	$32,347
Accrued expenses	64,621	51,131
Players’ liabilities	41,759	42,135
Current deferred royalty liabilities	1,728	1,712
Current operating lease liabilities	589	621
Other current liabilities	19,871	9,747
Total current liabilities	154,284	137,693

Non-current deferred royalty liabilities	11,956	12,395
Non-current operating lease liabilities	620	673
Other non-current liabilities	2,084	1,690
Total liabilities	168,944	152,451

Commitments and contingencies (Note 12)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 79,543,611 and 72,387,409 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	7
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 145,384,310 and 150,434,310 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14	15

Additional paid-in capital	199,911	192,163
Accumulated other comprehensive loss	(72)	(100)
Accumulated deficit	(139,044)	(138,317)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	60,817	53,768

Non-controlling interests	111,629	112,361
Total stockholders’ equity	172,446	166,129
Total liabilities and stockholders’ equity	$341,390	$318,580
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$217,428	$162,361

Operating costs and expenses
Costs of revenue	144,523	107,154
Advertising and promotions	38,404	49,940
General and administrative	25,868	21,592
Depreciation and amortization	7,101	5,755
Total operating costs and expenses	215,896	184,441
Income (loss) from operations	1,532	(22,080)

Other income
Interest income, net	1,559	380
Income (loss) before income taxes	3,091	(21,700)

Income tax expense	5,300	2,800
Net loss	$(2,209)	$(24,500)

Net loss attributable to non-controlling interests	(1,482)	(17,240)
Net loss attributable to Rush Street Interactive, Inc.	$(727)	$(7,260)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic and diluted	$(0.01)	$(0.11)
Weighted average common shares outstanding – basic and diluted	76,027,427	65,260,064
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net loss	$(2,209)	$(24,500)

Other comprehensive income
Foreign currency translation adjustment	101	344
Comprehensive loss	$(2,108)	$(24,156)

Comprehensive loss attributable to non-controlling interests	(1,416)	(16,997)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(692)	$(7,159)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation	2,106,202	—	—	—	2,979	—	—	2,979	5,446	8,425
Foreign currency translation adjustment	—	—	—	—	—	35	—	35	66	101
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,050,000	1	(5,050,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(727)	(727)	(1,482)	(2,209)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,769	(7)	—	4,762	(4,762)	—
Balance at March 31, 2024 (Unaudited)	79,543,611	$8	145,384,310	$14	$199,911	$(72)	$(139,044)	$60,817	$111,629	$172,446

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable To RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	702,759	—	—	—	2,330	—	—	2,330	5,345	7,675
Foreign currency translation adjustment	—	—	—	—	—	101	—	101	243	344
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,500,000	1	(1,500,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,260)	(7,260)	(17,240)	(24,500)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	1,565	(47)	—	1,518	(1,518)	—
Balance at March 31, 2023 (Unaudited)	67,314,375	$7	154,455,584	$15	$181,578	$(1,594)	$(127,272)	$52,734	$121,659	$174,393
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,209)	$(24,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	8,425	7,675
Depreciation and amortization expense	7,101	5,755
Deferred income taxes	(697)	—
Noncash lease expense	194	161
Long-lived assets write off	—	613
Changes in operating assets and liabilities:
Players’ receivables	(2,992)	3,061
Due from affiliates	12,879	7,150
Prepaid expenses and other current assets	(5,969)	(4,129)
Other assets	6	123
Accounts payable	(6,285)	(12,011)
Accrued expenses and other current liabilities	21,413	(7,233)
Players’ liabilities	(334)	(839)
Deferred royalty liabilities	(422)	63
Operating lease liabilities	(202)	(165)
Net cash provided by (used in) operating activities	30,908	(24,276)

Cash flows from investing activities
Purchases of property and equipment	(278)	(429)
Acquisition of gaming licenses	(413)	(79)
Internally developed software costs	(6,335)	(5,790)
Media content production costs	(259)	(169)
Short-term investments	(128)	—
Net cash used in investing activities	(7,413)	(6,467)

Cash flows from financing activities
Principal payments of finance lease liabilities	(182)	(24)
Net cash used in financing activities	(182)	(24)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	283

Net change in cash, cash equivalents and restricted cash	23,339	(30,484)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	170,977	206,081
Cash, cash equivalents and restricted cash, at the end of the period (1)	$194,316	$175,597

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$436	$—
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$4,762	$1,518
Property and equipment purchases in Accounts Payable and Accrued Expenses	$79	$146
Capitalized intangible assets in Accounts Payable and Accrued Expenses	$2,980	$5,880

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,157	$818
Cash paid for interest	$252	$224
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
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 7, 2024.
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
The Company is organized as an umbrella partnership-C corporation, or UP-C, structure, as a result of the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The non-controlling interest represents the Class A Common Units of RSILP (“RSILP Units”) held by holders other than the Company. As of March 31, 2024, the Company owned 35.36% of the RSILP Units and the holders of the non-controlling interest owned 64.64% of the RSILP Units.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual consolidated financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; internally developed software; long-lived assets and investments in equity; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; deferred revenue; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the tax receivable agreement (the “Tax Receivable Agreement” or “TRA”) entered into in connection with the closing of the transactions contemplated in the Business Combination Agreement on December 29, 2020 (the “Closing”).
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of March 31, 2024 and December 31, 2023, the Company had prepaid expenses of $9.1 million and $7.5 million, respectively.
Short-term investments consist of certificates of deposit with an original maturity greater than three months but less than one year. As of March 31, 2024 and December 31, 2023, the Company had short-term investments of $3.2 million and $3.1 million, respectively.
Surety Bonds
The Company had been issued $30.0 million and $28.0 million in surety bonds as of March 31, 2024 and December 31, 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $4.6 million in surety bonds as of March 31, 2024 and December 31, 2023 to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Foreign Currency Gains and Losses
The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs and expenses. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of accumulated other comprehensive loss.
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were $0.4 million for the three months ended March 31, 2024 compared to gains of $0.4 million for the same period in 2023. Amounts are recorded in general and administrative on the Company’s unaudited condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company in calendar year 2024. The Company adopted ASU 2020-6 and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with our fiscal year ending December 31, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of these new disclosure requirements on its condensed consolidated financial statements.
3.Revenue Recognition
The Company’s revenue from contracts with customers is derived from online casino, online sports betting, retail sports betting and social gaming.
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as table games (i.e., blackjack and roulette) and slot machines. The Company generates revenue from these offerings through hold, or gross winnings, as customers play against the house. Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the changes in unsettled bets and the progressive jackpot liability.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Certain relationships with business partners provide the Company the ability to operate the retail sportsbook. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in unsettled retail sports bets and unclaimed retail tickets for settled retail bets.
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
Disaggregation of revenue for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Online casino and online sports betting	$215,622	$157,672
Retail sports betting	708	3,663
Social gaming	1,098	1,026
Total revenue	$217,428	$162,361
Revenue by geographic region for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
United States and Canada	$188,537	$146,697
Latin America, including Mexico	28,891	15,664
Total revenue	$217,428	$162,361

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within Players’ liabilities in the condensed consolidated balance sheets.
The deferred revenue balances as of March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Deferred revenue, beginning of period	$7,013	$7,840
Deferred revenue, end of period	$8,275	$8,017
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$6,312	$7,056
4.Intangible Assets, Net
The Company had the following intangible assets, net as of March 31, 2024 and December 31, 2023:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
March 31, 2024	7.19	$51,960	$(16,281)	$35,679
December 31, 2023	7.75	$61,015	$(25,946)	$35,069

Internally Developed Software
March 31, 2024	2.33	$49,970	$(16,005)	$33,965
December 31, 2023	2.37	$43,868	$(12,601)	$31,267

Developed Technology
March 31, 2024	5.75	$5,931	$(1,668)	$4,263
December 31, 2023	6.00	$5,931	$(1,483)	$4,448

Trademark Asset
March 31, 2024	3.17	$5,088	$(1,866)	$3,222
December 31, 2023	3.42	$5,088	$(1,611)	$3,477

Media Content
March 31, 2024	1.55	$1,057	$(280)	$777
December 31, 2023	1.60	$785	$(172)	$613
Amortization expense was $6.1 million for the three months ended March 31, 2024 compared to amortization expense of $4.7 million for the same period in 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Computers, software and related equipment	$4,315	$4,259
Operating equipment and servers	3,065	4,779
Furniture	799	782
Leasehold improvements	1,813	1,805
Property and equipment not yet placed into service	628	610
Total property and equipment	10,620	12,235
Less: accumulated depreciation	(6,467)	(7,641)
	4,153	4,594

Finance lease right-of-use assets	5,497	5,519
Less: accumulated amortization	(1,437)	(1,502)
	4,060	4,017

Property and equipment, net	$8,213	$8,611
The Company recorded depreciation expense on property and equipment of $0.6 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
6.    Accrued Expenses and Other Current Liabilities
The Company has the following accrued expenses as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Accrued operating expenses	$36,802	$21,748
Accrued marketing expenses	12,719	9,319
Accrued compensation and related expenses	9,059	13,781
Accrued administrative expenses	5,464	5,506
Other	577	777
Total accrued expenses	$64,621	$51,131
Other current liabilities includes income tax payable totaling $12.4 million and $8.1 million as of March 31, 2024 and December 31, 2023, respectively. Other current liabilities also includes license fees payable of $2.4 million and nil as of March 31, 2024 and December 31, 2023, respectively.
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represents the RSILP Units held by holders other than the Company.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-controlling interests owned 64.64% and 67.51% of the RSILP Units outstanding as of March 31, 2024 and December 31, 2023, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the three months ended March 31, 2024:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2023:	67.51%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.26)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.61)%
Non-controlling interests ownership % as of March 31, 2024:	64.64%
Non-controlling interests owned 69.65% and 70.55% of the RSILP Units outstanding, as of March 31, 2023 and December 31, 2022, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the three months ended March 31, 2023:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2022:	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(0.68)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.22)%
Non-controlling interests ownership % as of March 31, 2023:	69.65%
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
In 2023, the Compensation Committee of the Board and the full Board each approved an amendment to the 2020 Plan to increase the number of shares of Class A Common Stock reserved under the 2020 Plan by 22.4 million shares, with the Company’s stockholders approving such amendment at the Company’s 2023 annual meeting of stockholders on June 1, 2023. There are approximately 35.8 million shares of Class A Common Stock reserved under the 2020 Plan. The 2020 Plan will terminate on December 29, 2030.
Restricted Stock Units (“RSUs”) and Options
The Company granted 1,813,694 and 2,479,719 RSUs with service conditions, during the three months ended March 31, 2024 and 2023, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company granted 1,152,122 and 1,463,602 RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the three months ended March 31, 2024 and 2023, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo Simulation using the following assumptions during the three months ended March 31:

	2024	2023
Volatility rate	68.48%	69.78%
Risk-free interest rate	4.55%	3.85%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$5.79	$3.28
The Company granted 630,897 and 1,061,454 stock options during the three months ended March 31, 2024 and 2023, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions during the three months ended March 31:

	2024	2023
Volatility rate	68.00%	70.00%
Risk-free interest rate	4.30%	3.80%
Average expected life (in years)	6.0	6.0
Dividend yield	None	None
Stock price at grant date	$5.79	$3.28
Exercise price	$5.79	$3.28
RSU activity for the three months ended March 31, 2024 and 2023 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	2,965,816	7.06
Vested(1)	(1,532,353)	3.92
Forfeited	(3,264)	3.59
Unvested balance at March 31, 2024	10,648,341	$6.34

Unvested balance at December 31, 2022	7,492,613	$7.48
Granted	3,943,321	4.12
Vested(1)	(902,759)	4.03
Forfeited	(4,216)	8.81
Unvested balance at March 31, 2023	10,528,959	$6.52
______________________________
(1)Includes 279,061 and 200,000 of RSUs that vested during the three months ended March 31, 2024 and 2023, respectively, but the resulting shares of Class A Common Stock have not yet been issued. There were 530,780 and 836,917 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of March 31, 2024 and 2023, respectively.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock option activity for the three months ended March 31, 2024 and 2023 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	—	—
Forfeited	—	—
Outstanding balance at March 31, 2024	2,602,508	$4.56

Exercisable balance at March 31, 2024	689,487	$4.69

Outstanding balance at December 31, 2022	887,166	$5.24
Granted	1,061,454	3.28
Exercised	—	—
Forfeited	—	—
Outstanding balance at March 31, 2023	1,948,620	$4.21
The aggregate fair value of the RSUs granted during the three months ended March 31, 2024 and 2023, was approximately $20.9 million and $16.3 million, respectively. The aggregate grant date fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was approximately $6.0 million and $3.6 million, respectively.
The weighted-average grant-date fair values of options granted during the three months ended March 31, 2024 and 2023 was $3.74 and $2.14, respectively. The aggregate fair value of stock options granted during the three months ended March 31, 2024 and 2023 was approximately $2.4 million and $2.3 million, respectively. The outstanding stock options and exercisable stock options as of March 31, 2024 had an intrinsic value of $5.9 million and $1.8 million, respectively.
As of March 31, 2024, the Company had unrecognized share-based compensation expense related to RSUs of $50.7 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.10 years as of March 31, 2024.
As of March 31, 2024, the Company had unrecognized share-based compensation expense related to stock options of $4.7 million. The outstanding options had a remaining weighted-average vesting period of 1.22 years as of March 31, 2024.
Share-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Costs of revenue	$270	$257
Advertising and promotions	570	536
General and administrative	7,585	6,882
Total share-based compensation expense	$8,425	$7,675
9.    Income Taxes
The income tax provision for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Income tax provision	$5,300	$2,800

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recognized federal, state and foreign income tax expense of $5.3 million and $2.8 million during the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 171.5% and (13.3)%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
In connection with the Business Combination, the Special Limited Partner entered into the TRA, which generally provides that it pay 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realizes (or in certain cases is deemed to realize) as a result of an increase in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units (as defined in the Business Combination Agreement) for Class A Common Stock (or cash at the Company’s option) pursuant to RSILP’s amended and restated limited partnership agreement and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized TRA liability as of March 31, 2024 and December 31, 2023 was $73.6 million and $63.7 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding TRA liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
10.    Net loss Per Share
The basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(2,209)	$(24,500)
Less: Net loss attributable to non-controlling interests	(1,482)	(17,240)
Net loss attributable to Rush Street Interactive, Inc. – basic and diluted	$(727)	$(7,260)

Denominator:
Weighted average common shares outstanding – basic and diluted	76,027,427	65,260,064

Net loss per Class A common share – basic and diluted	$(0.01)	$(0.11)
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
RSILP Units(1)	145,384,310	154,455,584
Unvested RSUs	10,648,341	10,528,959
Vested RSUs (Class A Common Stock not yet issued)	530,780	836,917
Outstanding Stock Options	2,602,508	1,948,620
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $15.6 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying condensed consolidated statements of operations.
In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $20.6 million and $33.5 million at March 31, 2024 and December 31, 2023, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three months ended March 31, 2024 and 2023 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2024	$13,554
Year ending December 31, 2025	9,065
Year ending December 31, 2026	5,965
Year ending December 31, 2027	6,142
Year ending December 31, 2028	4,777
Thereafter	23,843
Total(1)	$63,346
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $43.7 million, obligations under non-cancelable contracts with marketing vendors totaling $13.0 million and non-cancelable lease contracts totaling $6.6 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in measuring certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data.”
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

The chart below presents our average MAUs in the United States and Canada for the three months ended March 31, 2024 and 2023:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets and expansion into new markets such as Delaware, which was partially offset by our exit from the Connecticut market. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the three months ended March 31, 2024 and 2023:
The increase in MAUs in Latin America was mainly due to our continued growth and strong customer retention rates in Colombia and Mexico. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.

Average Revenue Per Monthly Active User
ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU in the United States and Canada for the three months ended March 31, 2024 and 2023:
The year-over-year increase in ARPMAU in the United States and Canada was mainly due to our continued operations in markets that launched during 2023 where we offer online casino in addition to online sports betting, the impact of our strategic advertising and marketing efforts in other markets where offer online casino and our focus on retaining quality players.

The chart below presents our ARPMAU in Latin America (including Mexico) for the three months ended March 31, 2024 and 2023:
The year-over-year increase in ARPMAU was mainly due to favorable foreign exchange rates and continued growth lead by Mexico where we have been operating for less than two years.
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
We define Adjusted EBITDA as net income (loss) before interest income or expense, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash (i.e., depreciation and amortization, share-based compensation) or are not related to our underlying business performance (i.e., interest income or expense).
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

The table below presents our Adjusted EBITDA reconciled from our Net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net loss	$(2,209)	$(24,500)

Interest income, net	(1,559)	(380)
Income tax expense	5,300	2,800
Depreciation and amortization	7,101	5,755
Share-based compensation expense	8,425	7,675
Adjusted EBITDA	$17,058	$(8,650)
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
Online casino revenue is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the changes in unsettled bets and the progressive jackpot reserve.
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
In addition, certain relationships with our partners provide us the ability to operate the retail sportsbook at the land-based partner’s facility. In this scenario, revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the changes in unsettled retail sports bets and unclaimed retail tickets for settled retail bets.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes relate to state taxes that are determined on a jurisdiction-by-jurisdiction basis, or federal excise taxes that are determined based on a percentage of the total online sports and retail sports bets placed. We incur payment processing costs on customer deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademarks, developed technology and media content) and finance lease right-of-use assets over their useful lives.
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
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Revenue	$217,428	$162,361	$55,067	34%
Costs of revenue	144,523	107,154	37,369	35%
Advertising and promotions	38,404	49,940	(11,536)	(23)%
General and administrative	25,868	21,592	4,276	20%
Depreciation and amortization	7,101	5,755	1,346	23%
Income (Loss) from operations	1,532	(22,080)	23,612	(107)%
Interest income, net	1,559	380	1,179	310%
Loss before income taxes	3,091	(21,700)	24,791	(114)%
Income tax expense	5,300	2,800	2,500	89%
Net loss	$(2,209)	$(24,500)	$22,291	(91)%
Revenue. Revenue increased by $55.1 million, or 34%, to $217.4 million for the three months ended March 31, 2024 as compared to $162.4 million for the same period in 2023. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into the new market of Delaware, which launched after March 2023. The increase reflects higher period-over-period online casino and sports betting revenue of $58.0 million and social gaming revenue of $0.1 million. These increases in revenue were partly offset by a decrease in retail sports betting revenue of $3.0 million, which was attributable to the Company’s exit from the Connecticut market.
Costs of Revenue. Costs of revenue increased by $37.4 million, or 35%, to $144.5 million for the three months ended March 31, 2024 as compared to $107.2 million for the same period in 2023. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Market access costs, gaming taxes, operating expenses, and payment processing costs contributed $15.4 million, $11.6 million, $6.1 million and $3.6 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue was 66% for the three months ended March 31, 2024 and 2023.
Advertising and Promotions. Advertising and promotions expense decreased by $11.5 million, or 23%, to $38.4 million for the three months ended March 31, 2024 as compared to $49.9 million for the same period in 2023. The decrease was mainly due to management’s continued strategy of rationalizing marketing spend as the North American and Latin American online gaming markets continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 18% for the three months ended March 31, 2024 as compared to 31% for the same period in 2023.

General and Administrative. General and administrative expense increased by $4.3 million, or 20%, to $25.9 million for the three months ended March 31, 2024 as compared to $21.6 million for the same period in 2023. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue was 12% for the three months ended March 31, 2024 as compared to 13% for the same period in 2023.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.3 million, or 23%, to $7.1 million for the three months ended March 31, 2024 as compared to $5.8 million for the same period in 2023. The increase was mainly due to additional costs to acquire property and equipment and other definite-lived intangible assets such as gaming licenses and internally developed software. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the three months ended March 31, 2024 as compared to 4% for the same period in 2023.
Interest Income, Net. Interest income increased by $1.2 million, or 310%, to $1.6 million for the three months ended March 31, 2024 as compared to $0.4 million for the same period in 2023. The increase in interest income was mainly attributed to higher interest rates on cash and cash equivalents accounts as compared to the same period in 2023.
Income Tax Expense. Income tax expense increased by $2.5 million, or 89%, to $5.3 million for the three months ended March 31, 2024 as compared to $2.8 million for the same period in 2023. Income tax expense for the three months ended March 31, 2024 is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue was 2% for the three months ended March 31, 2024 and 2023.
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
Our quarterly financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per wager to a maximum payout, when looking at bets across a period of time, these losses can be significant. We offer progressive jackpot games in certain of our online casino offerings. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, it is paid out and reset to a predetermined base amount. Winning the jackpot is determined by a random mechanism; we cannot foresee when a jackpot will be won, and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position.
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the NFL, NBA, and college football and basketball seasons. With respect to our online sports betting and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl, the NBA finals and NCAA basketball March Madness.
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
We had $191.2 million in cash and cash equivalents as of March 31, 2024 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
In connection with the Business Combination, we executed the TRA, which generally provides that the Special Limited Partner pay an amount equal to 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of certain common units in RSILP retained by the Sellers for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments or accrued payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalents and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, expansions in new or existing markets, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. We also expect certain costs such as marketing, market access and license fees to increase as we continue to pursue expansion opportunities in new and existing jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
We expect our material cash requirements during the upcoming 12-month period to include $11.1 million of non-cancellable purchase obligations with marketing vendors, $3.7 million of license and market access fees, and $2.4 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $46.1 million of additional non-cancellable purchase obligations including arrangements with marketing vendors, obligations for license and market access fees, and lease payments subsequent to the upcoming 12-month period. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.

Surety Bonds
We had been issued $30.0 million and $28.0 million in surety bonds as of March 31, 2024 and December 31, 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $4.6 million in surety bonds as of March 31, 2024 and December 31, 2023 to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt
As of March 31, 2024 and December 31, 2023, we had no outstanding debt.
As of March 31, 2024 and December 31, 2023, we had an outstanding letter of credit for $3.2 million and $3.1 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$30,908	$(24,276)
Net cash used in investing activities	(7,413)	(6,467)
Net cash used in financing activities	(182)	(24)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	283
Net change in cash, cash equivalents and restricted cash	$23,339	$(30,484)
Operating activities. Net cash provided by operating activities was $30.9 million for the three months ended March 31, 2024 as compared to $24.3 million used in operating activities during the same period in 2023. The increased provision of cash reflects a lower period-over-period net loss totaling $22.3 million, increased non-cash expenses of $0.8 million and working capital of $32.6 million. The increase in non-cash expenses was driven primarily by additional depreciation and amortization totaling $1.3 million and share-based compensation expense totaling $0.8 million, which was partially offset by deferred income taxes of $0.7 million and write-offs of long-lived assets of $0.6 million.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2024 increased by $0.9 million to $7.4 million, as compared to $6.5 million during the same period in 2023. The increase reflects higher period-over-period cash paid for internally developed software costs totaling $0.5 million, an increase in cash paid for the acquisition of gaming licenses totaling $0.3 million, an increase in cash paid for the development of media content totaling $0.1 million and an increase in short-term investment of $0.1 million, which was partially offset by a reduction of property and equipment purchases totaling $0.2 million.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2024 increased by $0.2 million to $0.2 million, as compared to less than $0.1 million during the same period in 2023. The period-over-period difference reflects higher principal payments of finance lease liabilities.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The net effect of exchange rate changes on cash, cash equivalents and restricted cash, when expressed in U.S. Dollar terms, for the three months ended March 31, 2024 decreased by $0.3 million to less than $0.1 million, as compared to $0.3 million for same period in 2023. These changes were due to fluctuations in foreign currency exchange rates from period to period.
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
There were no material changes during the quarter ended March 31, 2024, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of March 31, 2024, we had cash, cash equivalents and restricted cash of $194.3 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2024.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the three months ended March 31, 2024 and 2023, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2024.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the three months ended March 31, 2024. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.

Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RUSH STREET INTERACTIVE, INC.
May 2, 2024	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)