Form 10-Q
period 2024-06-30
Rush Street Interactive, Inc.
filed 2024-08-01
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 31, 2024, there were 83,108,062 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 142,404,310 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•our business is subject to a variety of U.S. and foreign laws (including the laws of Canada, Colombia, Mexico and Peru, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$193,815	$168,330
Restricted cash	5,039	2,647
Players’ receivables	10,085	10,516
Due from affiliates	16,803	33,471
Prepaid expenses and other current assets	18,465	13,651
Total current assets	244,207	228,615

Intangible assets, net	78,442	74,874
Property and equipment, net	8,019	8,611
Operating lease assets	2,924	1,276
Other assets	7,144	5,204
Total assets	$340,736	$318,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,800	$32,347
Accrued expenses	64,773	51,131
Players’ liabilities	39,731	42,135
Current deferred royalty liabilities	1,754	1,712
Current operating lease liabilities	772	621
Other current liabilities	8,466	9,747
Total current liabilities	147,296	137,693

Non-current deferred royalty liabilities	11,505	12,395
Non-current operating lease liabilities	1,724	673
Other non-current liabilities	2,090	1,690
Total liabilities	162,615	152,451

Commitments and contingencies (Note 12)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 80,481,719 and 72,387,409 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	7
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 144,904,310 and 150,434,310 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	14	15

Additional paid-in capital	203,967	192,163
Accumulated other comprehensive loss	(1,406)	(100)
Accumulated deficit	(139,144)	(138,317)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	63,439	53,768

Non-controlling interests	114,682	112,361
Total stockholders’ equity	178,121	166,129
Total liabilities and stockholders’ equity	$340,736	$318,580
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$220,379	$165,062	$437,807	$327,423

Operating costs and expenses
Costs of revenue	144,477	109,853	289,000	217,007
Advertising and promotions	36,944	40,965	75,348	90,905
General and administrative	27,206	20,558	53,074	42,150
Depreciation and amortization	7,555	7,988	14,656	13,743
Total operating costs and expenses	216,182	179,364	432,078	363,805
Income (loss) from operations	4,197	(14,302)	5,729	(36,382)

Other income
Interest income, net	1,917	288	3,476	668
Income (loss) before income taxes	6,114	(14,014)	9,205	(35,714)

Income tax expense	6,396	2,720	11,696	5,520
Net loss	(282)	(16,734)	(2,491)	(41,234)
Net loss attributable to non-controlling interests	(182)	(11,595)	(1,664)	(28,835)
Net loss attributable to Rush Street Interactive, Inc.	$(100)	$(5,139)	$(827)	$(12,399)

Net loss per common share attributable to Rush Street Interactive, Inc. – basic and diluted	$(0.00)	$(0.08)	$(0.01)	$(0.19)
Weighted-average common shares outstanding – basic and diluted	80,049,123	67,389,454	78,038,275	66,330,641
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(282)	$(16,734)	$(2,491)	$(41,234)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,734)	1,626	(3,633)	1,970
Comprehensive loss	(4,016)	(15,108)	(6,124)	(39,264)
Comprehensive loss attributable to non-controlling interests	(2,589)	(10,463)	(4,005)	(27,460)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(1,427)	$(4,645)	$(2,119)	$(11,804)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation	2,106,202	—	—	—	2,979	—	—	2,979	5,446	8,425
Foreign currency translation adjustment	—	—	—	—	—	35	—	35	66	101
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,050,000	1	(5,050,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(727)	(727)	(1,482)	(2,209)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,769	(7)	—	4,762	(4,762)	—
Balance at March 31, 2024 (Unaudited)	79,543,611	8	145,384,310	14	199,911	(72)	(139,044)	60,817	111,629	172,446
Share-based compensation	458,108	—	—	—	3,460	—	—	3,460	6,231	9,691
Foreign currency translation adjustment	—	—	—	—	—	(1,327)	—	(1,327)	(2,407)	(3,734)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	480,000	—	(480,000)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(100)	(100)	(182)	(282)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	596	(7)	—	589	(589)	—
Balance at June 30, 2024 (Unaudited)	80,481,719	$8	144,904,310	$14	$203,967	$(1,406)	$(139,144)	$63,439	$114,682	$178,121

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	702,759	—	—	—	2,330	—	—	2,330	5,345	7,675
Foreign currency translation adjustment	—	—	—	—	—	101	—	101	243	344
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,500,000	1	(1,500,000)	(1)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,260)	(7,260)	(17,240)	(24,500)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	1,565	(47)	—	1,518	(1,518)	—
Balance at March 31, 2023 (Unaudited)	67,314,375	7	154,455,584	15	181,578	(1,594)	(127,272)	52,734	121,659	174,393
Share-based compensation	238,765	—	—	—	2,288	—	—	2,288	5,230	7,518
Foreign currency translation adjustment	—	—	—	—	—	494	—	494	1,132	1,626
Issuance of Class A Common Stock upon RSILP Unit Exchanges	13,892	—	(13,892)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,139)	(5,139)	(11,595)	(16,734)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	137	(3)	—	134	(134)	—
Balance at June 30, 2023 (Unaudited)	67,567,032	$7	154,441,692	$15	$184,003	$(1,103)	$(132,411)	$50,511	$116,292	$166,803
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,491)	$(41,234)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	18,116	15,193
Depreciation and amortization expense	14,656	13,743
Deferred income taxes	(838)	—
Noncash lease expense	468	320
Long-lived assets write-off	—	683
Changes in operating assets and liabilities:
Players’ receivables	196	2,370
Due from affiliates	16,668	6,112
Prepaid expenses and other assets	(5,496)	(2,112)
Accounts payable	50	(11,902)
Accrued expenses and other liabilities	11,690	(15,613)
Players’ liabilities	(1,901)	(4,715)
Net cash provided by (used in) operating activities	51,118	(37,155)

Cash flows from investing activities
Purchases of property and equipment	(630)	(752)
Acquisition of gaming licenses	(3,364)	(6,446)
Internally developed software costs	(12,487)	(11,447)
Media content production costs	(576)	(470)
Short-term investments	(1,862)	—
Net cash used in investing activities	(18,919)	(19,115)

Cash flows from financing activities
Principal payments of finance lease liabilities	(455)	(247)
Net cash used in financing activities	(455)	(247)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,867)	1,865

Net change in cash, cash equivalents and restricted cash	27,877	(54,652)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	170,977	206,081
Cash, cash equivalents and restricted cash, at the end of the period (1)	$198,854	$151,429

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,582	$—
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$983	$1,445
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$5,351	$1,652
Property and equipment purchases in Accounts Payable and Accrued Expenses	$26	$132
Capitalized intangible assets in Accounts Payable and Accrued Expenses	$497	$70

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,994	$7,248
Cash paid for interest	$502	$453
____________________________________
(1)Cash and cash equivalents and Restricted cash are each presented separately on the condensed consolidated balance sheets.
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business
Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the U.S., Canadian and Latin American markets. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company.” The Company is headquartered in Chicago, Illinois.
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
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary, RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third-party holdings of equity interests are presented as non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in equity. The portion of net loss attributable to the non-controlling interests is presented as net loss attributable to non-controlling interests in the Company’s condensed consolidated statements of operations, while the portion of comprehensive loss attributable to non-controlling interests is reported as comprehensive loss attributable to non-controlling interests in the Company’s condensed consolidated statements of comprehensive loss. All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation (“UP-C”), resulting from the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The non-controlling interest represents the Class A Common Units of RSILP (“RSILP Units”) held by holders other than the Company. As of June 30, 2024, the Company owned 35.71% of the RSILP Units and the holders of the non-controlling interest owned 64.29% of the RSILP Units.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2024 and the condensed consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual consolidated financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; internally developed software; long-lived assets and investments in equity; estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; deferred revenue; accrued expenses; determination of the incremental borrowing rate to calculate operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the tax receivable agreement (“TRA”) entered into in connection with the closing of the transactions contemplated in the Business Combination Agreement on December 29, 2020.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of June 30, 2024 and December 31, 2023, the Company had prepaid expenses of $7.6 million and $7.5 million, respectively.
Short-term investments consist of certificates of deposit with an original maturity greater than three months but less than one year. As of June 30, 2024 and December 31, 2023, the Company had short-term investments of $4.6 million and $3.1 million, respectively.
Surety Bonds
The Company had been issued $30.0 million and $28.0 million in surety bonds as of June 30, 2024 and December 31, 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $4.6 million in surety bonds as of June 30, 2024 and December 31, 2023 to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of the Company’s surety bonds and the likelihood of future claims is expected to be remote.
Foreign Currency Gains and Losses
The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs and expenses. The U.S. dollar effects that arise from

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of accumulated other comprehensive loss.
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were $1.3 million and $1.7 million for the three and six months ended June 30, 2024, respectively, compared to gains of $1.1 million and $1.5 million for the same respective periods in 2023. Amounts are recorded in general and administrative on the Company’s unaudited condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company in calendar year 2024. The Company adopted ASU 2020-6 and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with its fiscal year ending December 31, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of these new disclosure requirements on its condensed consolidated financial statements and does not expect the adoption to have a material impact.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Social gaming
The Company provides a social gaming platform for users to enjoy free-to-play games that use virtual credits. While virtual credits are issued to users for free, some users may choose to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services to provide social gaming services to users upon the redemption of virtual credits. Deferred revenue is recorded when users purchase virtual credits and revenue is recognized when the virtual credits are redeemed and the Company’s performance obligation has been fulfilled.
Disaggregation of revenue for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Online casino and online sports betting	$218,849	$160,746	$434,471	$318,418
Retail sports betting	461	3,272	1,169	6,935
Social gaming	1,069	1,044	2,167	2,070
Total revenue	$220,379	$165,062	$437,807	$327,423
Revenue by geographic region for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
United States and Canada	$188,513	$146,610	$377,050	$293,307
Latin America, including Mexico	31,866	18,452	60,757	34,116
Total revenue	$220,379	$165,062	$437,807	$327,423

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets.
The deferred revenue balances as of June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Deferred revenue, beginning of period	$7,013	$7,840
Deferred revenue, end of period	$6,582	$4,963
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$7,013	$7,840
4.Intangible Assets, Net
The Company had the following intangible assets, net as of June 30, 2024 and December 31, 2023:

($ in thousands)	Weighted- Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
June 30, 2024	7.08	$52,366	$(18,366)	$34,000
December 31, 2023	7.75	$61,015	$(25,946)	$35,069

Internally Developed Software
June 30, 2024	2.29	$56,308	$(19,865)	$36,443
December 31, 2023	2.37	$43,868	$(12,601)	$31,267

Developed Technology
June 30, 2024	5.50	$5,931	$(1,853)	$4,078
December 31, 2023	6.00	$5,931	$(1,483)	$4,448

Other intangible assets(1)
June 30, 2024	2.60	$6,470	$(2,549)	$3,921
December 31, 2023	3.15	$5,873	$(1,783)	$4,090
_____________________________
(1)Other intangible assets include trademark, media content and customer lists.
Amortization expense was $6.7 million and $12.8 million for the three and six months ended June 30, 2024, respectively, compared to amortization expense of $6.8 million and $11.5 million for the same respective periods in 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Computers, software and related equipment	$4,342	$4,259
Operating equipment and servers	3,090	4,779
Furniture	1,169	782
Leasehold improvements	1,832	1,805
Property and equipment not yet placed into service	323	610
Total property and equipment	10,756	12,235
Less: accumulated depreciation	(6,907)	(7,641)
	3,849	4,594

Finance lease right-of-use assets	6,045	5,519
Less: accumulated amortization	(1,875)	(1,502)
	4,170	4,017

Property and equipment, net	$8,019	$8,611
The Company recorded depreciation expense on property and equipment of $0.5 million and $1.1 million for the three and six months ended June 30, 2024, respectively, compared to depreciation expense of $0.9 million and $1.7 million for the same respective periods in 2023. The Company recorded amortization expense on finance lease right-of-use assets of $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.5 million for the same respective periods in 2023.
6.    Accrued Expenses and Other Current Liabilities
The Company has the following accrued expenses as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Accrued operating expenses	$32,793	$21,748
Accrued marketing expenses	14,294	10,119
Accrued compensation and related expenses	10,904	13,781
Accrued administrative expenses	6,152	4,706
Accrued other expenses	630	777
Total accrued expenses	$64,773	$51,131
Other current liabilities includes income tax payable totaling $6.2 million and $8.1 million as of June 30, 2024 and December 31, 2023, respectively.
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represents the RSILP Units held by holders other than the Company.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-controlling interests owned 64.29% and 67.51% of the RSILP Units outstanding as of June 30, 2024 and December 31, 2023, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the six months ended June 30, 2024:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2023:	67.51%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.48)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.74)%
Non-controlling interests ownership % as of June 30, 2024:	64.29%
Non-controlling interests owned 69.57% and 70.55% of the RSILP Units outstanding, as of June 30, 2023 and December 31, 2022, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the six months ended June 30, 2023:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2022:	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(0.68)%
Issuance of Class A Common Stock in connection with the vesting of certain share-based equity grants	(0.30)%
Non-controlling interests ownership % as of June 30, 2023:	69.57%
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
Restricted Stock Units (“RSUs”) and Options
The Company granted 1,989,288 and 2,498,739 RSUs with service conditions during the six months ended June 30, 2024 and 2023, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company granted 1,152,122 and 1,495,303 RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the six months ended June 30, 2024 and 2023, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo simulation using the following assumptions during the six months ended June 30:

	2024	2023
Volatility rate	68.48%	69.78%
Risk-free interest rate	4.55%	3.85%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$5.79	$3.28
The Company granted 630,897 and 1,084,445 stock options during the six months ended June 30, 2024 and 2023, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions during the six months ended June 30:

	2024	2023
Volatility rate	68.00%	70.00%
Risk-free interest rate	4.30%	3.80%
Average expected life (in years)	6.0	6.0
Dividend yield	None	None
Stock price at grant date	$5.79	$3.28
Exercise price	$5.79	$3.28
RSU activity for the six months ended June 30, 2024 and 2023 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	3,141,410	7.06
Vested(1)	(2,008,720)	5.03
Forfeited	(69,295)	7.75
Unvested balance at June 30, 2024	10,281,537	$6.23

Unvested balance at December 31, 2022	7,492,613	$7.48
Granted	3,994,042	4.12
Vested(1)	(1,144,771)	4.37
Forfeited	(53,845)	11.26
Unvested balance at June 30, 2023	10,288,039	$6.51
______________________________
(1)Includes 297,320 and 203,247 of RSUs that vested during the six months ended June 30, 2024 and 2023, respectively, but the resulting shares of Class A Common Stock have not yet been issued. There were 549,039 and 840,164 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of June 30, 2024 and 2023, respectively.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate fair value of the RSUs granted during the three and six months ended June 30, 2024 was approximately $1.2 million and $22.2 million, respectively, compared to the aggregate fair value of the RSUs granted of nil and $16.5 million for the same respective periods in 2023. The aggregate grant date fair value of RSUs vested during the three and six months ended June 30, 2024 was approximately $4.1 million and $10.1 million, respectively, compared to $1.4 million and $5.0 million for the same respective periods in 2023.
As of June 30, 2024, the Company had unrecognized share-based compensation expense related to RSUs of $42.3 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.07 years as of June 30, 2024.
Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	—	—
Forfeited	—	—
Outstanding balance at June 30, 2024	2,602,508	$4.56

Exercisable balance at June 30, 2024	721,761	$5.17
Stock option activity for the six months ended June 30, 2023 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2022	887,166	$5.24
Granted	1,084,445	3.28
Exercised	—	—
Forfeited	—	—
Outstanding balance at June 30, 2023	1,971,611	$4.16
The weighted-average grant-date fair values of options granted during the three and six months ended June 30, 2024 was nil and $3.74, respectively, compared to nil and $2.14 for the same periods in 2023. The aggregate fair value of stock options granted during the three and six months ended June 30, 2024 was nil and $2.4 million, respectively, compared to nil and $2.3 million for the same respective periods in 2023. The outstanding stock options and exercisable stock options as of June 30, 2024 had an intrinsic value of $13.7 million and $3.8 million, respectively.
As of June 30, 2024, the Company had unrecognized share-based compensation expense related to stock options of $4.2 million. The outstanding options had a remaining weighted-average vesting period of 1.11 years as of June 30, 2024.
Share-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Costs of revenue	$295	$269	$565	$526
Advertising and promotions	690	559	1,260	1,095
General and administrative	8,706	6,690	16,291	13,572
Total share-based compensation expense	$9,691	$7,518	$18,116	$15,193

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Income Taxes
Income tax expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30, 2024		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Income tax expense	$6,396	$2,720	$11,696	$5,520
The Company recognized federal, state and foreign income tax expense of $6.4 million and $11.7 million during the three and six months ended June 30, 2024, respectively, compared to $2.7 million and $5.5 million during the same periods in 2023. The effective tax rates for the three and six months ended June 30, 2024 were 104.6% and 127.1%, respectively, and were (19.4)% and (15.5)% during the same periods in 2023. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized TRA liability as of June 30, 2024 and December 31, 2023 was $74.2 million and $63.7 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding TRA liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Loss Per Share
The basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(282)	$(16,734)	$(2,491)	$(41,234)
Less: Net loss attributable to non-controlling interests	(182)	(11,595)	(1,664)	(28,835)
Net loss attributable to Rush Street Interactive, Inc. – basic and diluted	$(100)	$(5,139)	$(827)	$(12,399)

Denominator:
Weighted-average common shares outstanding – basic and diluted	80,049,123	67,389,454	78,038,275	66,330,641

Loss per Class A Common Share - basic and diluted	$(0.00)	$(0.08)	$(0.01)	$(0.19)
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding for the three and six months ended June 30, 2024 and 2023 as their effect would have been anti-dilutive:

	2024	2023
RSILP Units(1)	144,904,310	154,441,692
Unvested RSUs	10,281,537	10,288,039
Vested RSUs (Class A Common Stock not yet issued)	549,039	840,164
Outstanding Stock Options	2,602,508	1,971,611
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $17.8 million and $33.4 million for the three and six months ended June 30, 2024 compared to $13.6 million and $21.3 million for the same periods in 2023, which were net of any consideration received from the affiliated casino for

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying condensed consolidated statements of operations.
In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $16.8 million and $33.5 million at June 30, 2024 and December 31, 2023, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and six months ended June 30, 2024 and 2023 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.
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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2024	$11,430
Year ending December 31, 2025	10,208
Year ending December 31, 2026	7,290
Year ending December 31, 2027	6,306
Year ending December 31, 2028	4,775
Thereafter	21,760
Total(1)	$61,769
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $40.7 million, obligations under non-cancelable contracts with marketing vendors totaling $14.9 million and non-cancelable lease contracts totaling $6.2 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states and the four international markets as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Mexico	✓	✓
Ontario (Canada)	✓	✓
Peru*	✓	✓
* Launched online casino and online sports betting in July 2024.
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

The chart below presents our average MAUs in the United States and Canada for the six months ended June 30, 2024 and 2023:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets and expansion into new markets such as Delaware, which was partially offset by our exit from the Connecticut market. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the six months ended June 30, 2024 and 2023:
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
The chart below presents our ARPMAU in the United States and Canada for the six months ended June 30, 2024 and 2023:
The year-over-year increase in ARPMAU in the United States and Canada was mainly due to our continued growth in markets that launched during 2023 where we offer online casino in addition to online sports betting, such as Delaware, the impact of our strategic advertising and marketing efforts in other markets where offer online casino and our focus on retaining quality players.

The chart below presents our ARPMAU in Latin America (including Mexico) for the six months ended June 30, 2024 and 2023:
ARPMAU in Latin America remained consistent overall at $40 for the six months ended June 30, 2024 and 2023. Latin America ARPMAU was impacted by continued growth in Mexico, favorable foreign exchange rates, and outsized MAU growth which was accompanied by MAUs of varying average revenue.
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

The table below presents our Adjusted EBITDA reconciled from our net loss, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net loss	$(282)	$(16,734)	$(2,491)	$(41,234)

Interest income, net	(1,917)	(288)	(3,476)	(668)
Income tax expense	6,396	2,720	11,696	5,520
Depreciation and amortization	7,555	7,988	14,656	13,743
Share-based compensation expense	9,691	7,518	18,116	15,193
Adjusted EBITDA	$21,443	$1,204	$38,501	$(7,446)
Key Components of Revenue and Expenses
Revenue
We currently offer real-money online casino, online sports betting and/or retail sports betting in 15 U.S. states, Colombia, Mexico, Ontario, Canada and Peru. We also provide social gaming (where permitted), where users can earn or purchase virtual credits to enjoy free-to-play games.
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
Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games and a small number of proprietary games that were developed in-house or at our direction exclusively for us. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our proprietary casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. Other than salaries, bonuses, benefits and share-based compensation, these costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes relate to state taxes that are determined on a jurisdiction-by-jurisdiction basis, or federal excise taxes that are determined based on a percentage of the total online sports and retail sports bets placed. We incur payment processing costs on customer deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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

With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is a significant benefit in maintaining the flexibility to reallocate advertising spending across channels based on the latest marketing data, ensuring continuous alignment with our overall marketing strategy.
General and Administrative. General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, software, rent and insurance costs.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademarks, developed technology, media content and customer lists) and finance lease right-of-use assets over their useful lives.
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
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$220,379	$165,062	$55,317	34%
Costs of revenue	144,477	109,853	34,624	32%
Advertising and promotions	36,944	40,965	(4,021)	(10)%
General and administrative	27,206	20,558	6,648	32%
Depreciation and amortization	7,555	7,988	(433)	(5)%
Income (loss) from operations	4,197	(14,302)	18,499	(129)%
Interest income, net	1,917	288	1,629	566%
Income (loss) before income taxes	6,114	(14,014)	20,128	(144)%
Income tax expense	6,396	2,720	3,676	135%
Net loss	$(282)	$(16,734)	$16,452	(98)%
Revenue. Revenue increased by $55.3 million, or 34%, to $220.4 million for the three months ended June 30, 2024 as compared to $165.1 million for the same period in 2023. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into the new market of Delaware, which launched after June 2023. The increase reflects higher period-over-period online casino and sports betting revenue of $58.1 million. This was partly offset by a decrease in retail sports betting revenue of $2.8 million, which was attributable to the Company’s exit from the Connecticut market.
Costs of Revenue. Costs of revenue increased by $34.6 million, or 32%, to $144.5 million for the three months ended June 30, 2024 as compared to $109.9 million for the same period in 2023. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Market access costs, gaming taxes, operating expenses, and payment processing costs contributed $13.3 million, $12.4 million, $6.0 million and $2.2 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 66% for the three months ended June 30, 2024 as compared to 67% for the same period in 2023.
Advertising and Promotions. Advertising and promotions expense decreased by $4.0 million, or 10%, to $37 million for the three months ended June 30, 2024 as compared to $41.0 million for the same period in 2023. The decrease was mainly due to management’s continued strategy of rationalizing marketing spend as the North American and Latin

American online gaming markets continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 17% for the three months ended June 30, 2024 as compared to 25% for the same period in 2023.
General and Administrative. General and administrative expense increased by $6.6 million, or 32%, to $27.2 million for the three months ended June 30, 2024 as compared to $20.6 million for the same period in 2023. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue remained flat at 12% for the three months ended June 30, 2024 and 2023.
Depreciation and Amortization. Depreciation and amortization expense decreased by $0.4 million, or 5%, to $7.6 million for the three months ended June 30, 2024 as compared to $8.0 million for the same period in 2023. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the three months ended June 30, 2024 as compared to 5% for the same period in 2023.
Interest Income, Net. Interest income increased by $1.6 million, or 566%, to $1.9 million for the three months ended June 30, 2024 as compared to $0.3 million for the same period in 2023. The increase in interest income was mainly attributed to higher interest rates on cash and cash equivalents accounts as compared to the same period in 2023.
Income Tax Expense. Income tax expense increased by $3.7 million, or 135%, to $6.4 million for the three months ended June 30, 2024 as compared to $2.7 million for the same period in 2023. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 3% for the three months ended June 30, 2024 as compared to 2% for the same period in 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$437,807	$327,423	$110,384	34%
Costs of revenue	289,000	217,007	71,993	33%
Advertising and promotions	75,348	90,905	(15,557)	(17)%
General and administrative	53,074	42,150	10,924	26%
Depreciation and amortization	14,656	13,743	913	7%
Income (loss) from operations	5,729	(36,382)	42,111	(116)%
Interest income, net	3,476	668	2,808	420%
Income (loss) before income taxes	9,205	(35,714)	44,919	(126)%
Income tax expense	11,696	5,520	6,176	112%
Net loss	$(2,491)	$(41,234)	$38,743	(94)%
Revenue. Revenue increased by $110.4 million, or 34%, to $437.8 million for the six months ended June 30, 2024 as compared to $327.4 million for the same period in 2023. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new market of Delaware, which launched after June 2023. The increase reflects higher period-over-period online casino and sports betting revenue of $116.1 million and social gaming revenue of $0.1 million, which was partially offset by a decrease of retail sports betting revenue of $5.8 million due to the Company’s exit from the Connecticut market.
Costs of Revenue. Costs of revenue increased by $72.0 million, or 33%, to $289.0 million for the six months ended June 30, 2024 as compared to $217.0 million for the same period in 2023. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Market access costs, gaming taxes, operating expenses, payment processing costs, and personnel costs contributed $28.7 million, $24.0 million, $12.1 million, $5.9 million and $1.3 million, respectively, to the period-over-period increase in costs of revenue. Costs of revenue as a percentage of revenue remained flat at 66% for the six months ended June 30, 2024 and 2023.
Advertising and Promotions. Advertising and promotions expense decreased by $15.6 million, or 17%, to $75.3 million for the six months ended June 30, 2024 as compared to $90.9 million for the same period in 2023. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North American and Latin American online gaming industries continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 17% for the six months ended June 30, 2024 as compared to 28% for the same period in 2023.
General and Administrative. General and administrative expense increased by $10.9 million, or 26%, to $53.1 million for the six months ended June 30, 2024 as compared to $42.2 million for the same period in 2023. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 12% for the six months ended June 30, 2024 as compared to 13% for the same period in 2023.
Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million, or 7%, to $14.7 million for the six months ended June 30, 2024 as compared to $13.8 million for the same period in 2023. The increase was mainly due to additional costs to acquire definite-lived intangible assets such as internally developed software and media content. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the six months ended June 30, 2024 as compared to 4% for the same period in 2023.
Interest Income, Net. Interest income increased by $2.8 million, or 420%, to $3.5 million for the six months ended June 30, 2024 as compared to $0.7 million for the same period in 2023. The increase in interest income was mainly attributed to higher interest rates on cash and cash equivalents accounts as compared to the same period in 2023.
Income Tax Expense. Income tax expense increased by $6.2 million, or 112%, to $11.7 million for the six months ended June 30, 2024 as compared to $5.5 million for the same period in 2023. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 3% for the six months ended June 30, 2024 as compared to 2% for the same period in 2023.
Seasonality and Other Trends Impacting Our Business
Our results of operations may, and generally do, fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number, timing and type of sporting events, the length of professional sports seasons, our offerings and marketing efforts and those of our competitors (including those not just in the online gaming industry but also in the entertainment industry more broadly), weather conditions, public sentiment, an economic downturn or other economic factors such as inflation, economic uncertainty or macroeconomic conditions. As customer engagement varies, so may our quarterly financial performance.
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
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the NFL, NBA, and college football and basketball seasons. With respect to our online sports betting and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl, the NBA finals and NCAA basketball March Madness. In addition, sports betting activity is impacted by the occurrence of periodic events (e.g., COPA America, UEFA, Olympics).
From a legislative perspective, we continue to see momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, many of these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we also continue to see momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund governmental budgets. Additionally, we have seen governmental officials or legislative or regulatory bodies in certain jurisdictions in which we operate consider, and in limited cases to date, approve, increases in gaming-related taxes. While it is unclear at this time if this will continue, any proposed legislation or other similar actions to increase existing taxes on online sportsbook and/or casino could negatively impact our business, profitability and cash flows.
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
We had $193.8 million in cash and cash equivalents as of June 30, 2024 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
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

We expect our material cash requirements during the upcoming 12-month period to include $11.4 million of non-cancellable purchase obligations with marketing vendors, $3.7 million of license and market access fees, and $2.5 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $44.2 million of additional non-cancellable purchase obligations including arrangements with marketing vendors, obligations for license and market access fees, and lease payments subsequent to the upcoming 12-month period. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
Surety Bonds
We had been issued $30.0 million and $28.0 million in surety bonds as of June 30, 2024 and December 31, 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $4.6 million in surety bonds as of June 30, 2024 and December 31, 2023 to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt
As of June 30, 2024 and December 31, 2023, we had no outstanding debt. As of June 30, 2024 and December 31, 2023, we had an outstanding letter of credit for $4.6 million and $3.1 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$51,118	$(37,155)
Net cash used in investing activities	(18,919)	(19,115)
Net cash used in financing activities	(455)	(247)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,867)	1,865
Net change in cash, cash equivalents and restricted cash	$27,877	$(54,652)
Operating activities. Net cash provided by operating activities was $51.1 million for the six months ended June 30, 2024 as compared to $37.2 million used in operating activities during the same period in 2023. The increased provision of cash reflects a lower period-over-period net loss totaling $38.7 million, increased non-cash expenses of $2.4 million and an increase of $47.2 million due to the change in working capital. The increase in non-cash expenses was driven primarily by additional share-based compensation expense totaling $2.9 million, and depreciation and amortization totaling $0.9 million, which was partially offset by deferred income taxes of $0.8 million and write-offs of long-lived assets of $0.7 million.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2024 decreased by $0.2 million to $18.9 million, as compared to $19.1 million during the same period in 2023. The decrease reflects lower period-over-period cash paid for acquisition of gaming licenses totaling $3.0 million and purchases of property and equipment totaling $0.1 million. This was partially offset by higher internally developed software costs totaling $1.0 million, increase in short-term investment of $1.9 million, and increase in cash paid for the development of media content totaling $0.1 million.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2024 increased by $0.2 million to $0.5 million, as compared to $0.3 million during the same period in 2023. The period-over-period difference reflects higher principal payments of finance lease liabilities.

Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes decreased cash, cash equivalents and restricted cash by $3.9 million for the six months ended June 30, 2024 as compared to an increase of $1.9 million for the same period in 2023. These changes were due to fluctuations in foreign currency exchange rates from period to period.
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
There were no material changes during the quarter ended June 30, 2024, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. As of the date of this Report, we are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
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
Interest Rate Risk
As of June 30, 2024, we had cash, cash equivalents and restricted cash of $198.9 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2024.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar, the Mexican Peso and the Peruvian Soles. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the six months ended June 30, 2024 and 2023, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2024.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the six months ended June 30, 2024. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RUSH STREET INTERACTIVE, INC.
August 1, 2024	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)