Form 10-Q
period 2024-09-30
Rush Street Interactive, Inc.
filed 2024-10-31
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 30, 2024, there were 88,607,034 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 137,088,928 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•the timing, amount, duration and utilization of the Stock Repurchase Program (as defined below); and
i

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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$216,266	$168,330
Restricted cash	4,093	2,647
Players’ receivables	12,055	10,516
Due from affiliates	16,852	33,471
Prepaid expenses and other current assets	17,544	13,651
Total current assets	266,810	228,615

Intangible assets, net	78,020	74,874
Property and equipment, net	7,742	8,611
Operating lease assets	2,802	1,276
Other assets	7,226	5,204
Total assets	$362,600	$318,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,548	$32,347
Accrued expenses	71,137	51,131
Players’ liabilities	40,115	42,135
Other current liabilities	13,928	12,080
Total current liabilities	155,728	137,693

Non-current liabilities	18,071	14,758
Total liabilities	173,799	152,451

Commitments and contingencies (Note 12)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 83,583,534 and 72,387,409 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	7
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 142,088,928 and 150,434,310 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	14	15
Additional paid-in capital	209,210	192,163
Accumulated other comprehensive loss	(1,514)	(100)
Accumulated deficit	(137,954)	(138,317)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	69,764	53,768

Non-controlling interests	119,037	112,361
Total stockholders’ equity	188,801	166,129
Total liabilities and stockholders’ equity	$362,600	$318,580
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$232,109	$169,887	$669,916	$497,310

Operating costs and expenses
Costs of revenue	151,414	116,159	440,414	333,166
Advertising and promotions	39,252	34,620	114,600	125,525
General and administrative	26,508	22,409	79,582	64,559
Depreciation and amortization	8,471	8,401	23,127	22,144
Total operating costs and expenses	225,645	181,589	657,723	545,394
Income (loss) from operations	6,464	(11,702)	12,193	(48,084)

Other income
Interest income, net	2,049	762	5,525	1,430
Income (loss) before income taxes	8,513	(10,940)	17,718	(46,654)

Income tax expense	5,274	2,426	16,970	7,946
Net income (loss)	3,239	(13,366)	748	(54,600)
Net income (loss) attributable to non-controlling interests	2,049	(9,187)	385	(38,022)
Net income (loss) attributable to Rush Street Interactive, Inc.	$1,190	$(4,179)	$363	$(16,578)

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – basic	$0.01	$(0.06)	$0.00	$(0.25)
Weighted average common shares outstanding – basic	82,847,325	69,698,787	79,652,992	67,465,694
Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – diluted	$0.01	$(0.06)	$0.00	$(0.25)
Weighted average common shares outstanding – diluted	233,118,670	69,698,787	230,235,179	67,465,694
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$3,239	$(13,366)	$748	$(54,600)

Other comprehensive income (loss)
Foreign currency translation adjustment	(148)	1,495	(3,781)	3,465
Comprehensive income (loss)	3,091	(11,871)	(3,033)	(51,135)
Comprehensive income (loss) attributable to non-controlling interests	1,956	(8,161)	(2,049)	(35,621)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$1,135	$(3,710)	$(984)	$(15,514)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation expense	—	—	—	—	2,979	—	—	2,979	5,446	8,425
Issuance of Class A Common Stock under the equity compensation plan	2,106,202	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,050,000	1	(5,050,000)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35	66	101
Net loss	—	—	—	—	—	—	(727)	(727)	(1,482)	(2,209)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,769	(7)	—	4,762	(4,762)	—
Balance at March 31, 2024 (Unaudited)	79,543,611	8	145,384,310	14	199,911	(72)	(139,044)	60,817	111,629	172,446
Share-based compensation expense	—	—	—	—	3,460	—	—	3,460	6,231	9,691
Issuance of Class A Common Stock under the equity compensation plan	458,108	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	480,000	—	(480,000)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,327)	—	(1,327)	(2,407)	(3,734)
Net loss	—	—	—	—	—	—	(100)	(100)	(182)	(282)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	596	(7)	—	589	(589)	—
Balance at June 30, 2024 (Unaudited)	80,481,719	8	144,904,310	14	203,967	(1,406)	(139,144)	63,439	114,682	178,121
Share-based compensation expense	—	—	—	—	3,133	—	—	3,133	5,325	8,458
Issuance of Class A Common Stock upon exercise of stock options	20,437	—	—	—	24	—	—	24	43	67
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	265,996	—	—	—	(347)	—	—	(347)	(589)	(936)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,815,382	—	(2,815,382)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(55)	—	(55)	(93)	(148)
Net income	—	—	—	—	—	—	1,190	1,190	2,049	3,239
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	2,433	(53)	—	2,380	(2,380)	—
Balance at September 30, 2024 (Unaudited)	83,583,534	$8	142,088,928	$14	$209,210	$(1,514)	$(137,954)	$69,764	$119,037	$188,801

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation expense	—	—	—	—	2,330	—	—	2,330	5,345	7,675
Issuance of Class A Common Stock under the equity compensation plan	702,759	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,500,000	1	(1,500,000)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	101	—	101	243	344
Net loss	—	—	—	—	—	—	(7,260)	(7,260)	(17,240)	(24,500)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	1,565	(47)	—	1,518	(1,518)	—
Balance at March 31, 2023 (Unaudited)	67,314,375	7	154,455,584	15	181,578	(1,594)	(127,272)	52,734	121,659	174,393
Issuance of Class A Common Stock under the equity compensation plan	238,765	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	13,892	—	(13,892)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,288	—	—	2,288	5,230	7,518
Foreign currency translation adjustment	—	—	—	—	—	494	—	494	1,132	1,626
Net loss	—	—	—	—	—	—	(5,139)	(5,139)	(11,595)	(16,734)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	137	(3)	—	134	(134)	—
Balance at September 30, 2023 (Unaudited)	67,567,032	7	154,441,692	15	184,003	(1,103)	(132,411)	50,511	116,292	166,803
Share-based compensation expense	—	—	—	—	2,359	—	—	2,359	5,043	7,402
Issuance of Class A Common Stock under the equity compensation plan	219,792	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	3,042,382	—	(3,042,382)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	469	—	469	1,026	1,495
Net loss	—	—	—	—	—	—	(4,179)	(4,179)	(9,187)	(13,366)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	2,392	(45)	—	2,347	(2,347)	—
Balance at September 30, 2023 (Unaudited)	70,829,206	$7	151,399,310	$15	$188,754	$(679)	$(136,590)	$51,507	$110,827	$162,334
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$748	$(54,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share-based compensation expense	26,574	22,595
Depreciation and amortization expense	23,127	22,144
Deferred income taxes	204	42
Noncash lease expense	671	507
Long-lived assets write-off	—	683
Changes in operating assets and liabilities:
Players’ receivables	(1,762)	(3,822)
Due from affiliates	16,618	14,110
Prepaid expenses and other assets	(5,703)	(224)
Accounts payable	(909)	(6,746)
Accrued expenses and other liabilities	22,561	(8,982)
Players’ liabilities	(1,576)	7,534
Net cash provided by (used in) operating activities	80,553	(6,759)

Cash flows from investing activities
Purchases of property and equipment	(754)	(1,010)
Acquisition of gaming licenses	(3,544)	(6,796)
Internally developed software costs	(18,393)	(17,170)
Acquisition of other intangibles	(1,662)	(608)
Investment in equity	—	(470)
Short-term investments	(1,862)	—
Net cash used in investing activities	(26,215)	(26,054)

Cash flows from financing activities
Principal payments of finance lease liabilities	(749)	(375)
Proceeds from exercise of stock options	67	—
Net cash used in financing activities	(682)	(375)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,274)	3,276

Net change in cash, cash equivalents and restricted cash	49,382	(29,912)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	170,977	206,081
Cash, cash equivalents and restricted cash, at the end of the period (1)	$220,359	$176,169

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,582	$210
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$1,537	$1,445
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$7,731	$3,999
Shares withheld for tax in Other Current Liabilities	$936	$—
Property and equipment purchases in Accounts Payable and Accrued Expenses	$15	$169
Capitalized intangible assets in Accounts Payable and Accrued Expenses	$404	$123

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,827	$7,248
Cash paid for interest	$730	$697
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
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary, RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third-party holdings of equity interests are presented as non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in equity. The portion of net income (loss) attributable to the non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s condensed consolidated statements of operations, while the portion of comprehensive income (loss) attributable to non-controlling interests is reported as comprehensive income (loss) attributable to non-controlling interests in the Company’s condensed consolidated statements of comprehensive income (loss). All intercompany accounts and transactions have been eliminated upon consolidation.
The Company is organized as an umbrella partnership-C corporation (“UP-C”), resulting from the transactions contemplated in the Business Combination Agreement, dated as of July 27, 2020, among RSILP, the sellers set forth on the signature pages thereto (collectively, the “Sellers” and each, a “Seller”), dMY Sponsor, LLC (the “Sponsor”) and Rush Street Interactive GP, LLC (as amended and/or restated from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”). As an UP-C, substantially all of the combined company’s assets are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The non-controlling interest represents the Class A Common Units of RSILP (“RSILP Units”) held by holders other than the Company. As of September 30, 2024, the Company owned 37.04% of the RSILP Units and the holders of the non-controlling interest owned 62.96% of the RSILP Units.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual consolidated financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future period.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of September 30, 2024 and December 31, 2023, the Company had prepaid expenses of $5.5 million and $7.5 million, respectively.
Short-term investments consist of certificates of deposit with an original maturity greater than three months but not greater than one year. As of September 30, 2024 and December 31, 2023, the Company had short-term investments of $4.6 million and $3.1 million, respectively.
Surety Bonds
The Company had been issued $31.2 million and $28.0 million in surety bonds as of September 30, 2024 and December 31, 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $6.3 million and $4.6 million in surety bonds as of September 30, 2024 and December 31, 2023, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of the Company’s surety bonds and the likelihood of future claims is expected to be remote.
Foreign Currency Gains and Losses
The Company’s reporting currency is the U.S. dollar while the functional currency of its subsidiaries not deemed to be the U.S. dollar include the Colombian Peso, Mexican Peso, Canadian Dollar, and Peruvian Soles. The financial statements of non-U.S. subsidiaries are translated into the U.S. dollar in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs and expenses. The U.S. dollar effects that arise from translating the net assets of these

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of accumulated other comprehensive loss.
If transactions are recorded in a currency other than the functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, compared to gains (losses) of $(1.1) million and $0.4 million for the same respective periods in 2023. Amounts are recorded in general and administrative on the Company’s unaudited condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company in calendar year 2024. The Company adopted ASU 2020-06 on January 1, 2024 and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
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
Disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Online casino and online sports betting	$230,176	$165,306	$664,647	$483,724
Retail sports betting	827	3,505	1,996	10,440
Social gaming	1,106	1,076	3,273	3,146
Total revenue	$232,109	$169,887	$669,916	$497,310
Revenue by geographic region for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
United States and Canada	$194,389	$150,887	$571,439	$444,194
Latin America, including Mexico	37,720	19,000	98,477	53,116
Total revenue	$232,109	$169,887	$669,916	$497,310

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets.
The deferred revenue balances as of September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Deferred revenue, beginning of period	$7,013	$7,840
Deferred revenue, end of period	$9,598	$9,406
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$7,013	$7,840
4.Intangible Assets, Net
The Company had the following intangible assets, net as of September 30, 2024 and December 31, 2023:

($ in thousands)	Weighted- Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
September 30, 2024	7.02	$52,445	$(20,468)	$31,977
December 31, 2023	7.75	$61,015	$(25,946)	$35,069

Internally Developed Software
September 30, 2024	2.26	$62,251	$(24,122)	$38,129
December 31, 2023	2.37	$43,868	$(12,601)	$31,267

Developed Technology
September 30, 2024	5.25	$5,931	$(2,039)	$3,892
December 31, 2023	6.00	$5,931	$(1,483)	$4,448

Other Intangible Assets(1)
September 30, 2024	2.41	$7,529	$(3,507)	$4,022
December 31, 2023	3.15	$5,873	$(1,783)	$4,090
_____________________________
(1)Other intangible assets include trademark, media content, customer lists and software licenses.
Amortization expense was $7.5 million and $20.3 million for the three and nine months ended September 30, 2024, respectively, compared to amortization expense of $6.4 million and $17.9 million for the same respective periods in 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Computers, software and related equipment	$4,422	$4,259
Operating equipment and servers	3,224	4,779
Furniture	1,188	782
Leasehold improvements	1,878	1,805
Property and equipment not yet placed into service	199	610
Total property and equipment	10,911	12,235
Less: accumulated depreciation	(7,422)	(7,641)
	3,489	4,594

Finance lease right-of-use assets	6,591	5,519
Less: accumulated amortization	(2,338)	(1,502)
	4,253	4,017

Property and equipment, net	$7,742	$8,611
The Company recorded depreciation expense on property and equipment of $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, compared to depreciation expense of $1.5 million and $3.2 million for the same respective periods in 2023. The Company recorded amortization expense on finance lease right-of-use assets of $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.0 million for the same respective periods in 2023.
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Accrued operating expenses	$32,000	$21,748
Accrued marketing expenses	16,681	10,119
Accrued compensation and related expenses	14,304	13,781
Accrued administrative expenses	6,723	4,706
Accrued other expenses	1,429	777
Total accrued expenses	$71,137	$51,131

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has the following other current and non-current liabilities as of September 30, 2024 and December 31, 2023:

	Current		Non-Current
($ in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Deferred royalty liabilities	$1,784	$1,712	$11,045	$12,395
Operating lease liabilities	769	621	1,608	673
Finance lease liabilities	1,360	729	1,593	1,489
Income tax payable	8,812	8,051	—	—
Other	1,203	967	3,825	201
Total other current and non-current liabilities	$13,928	$12,080	$18,071	$14,758
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represents the RSILP Units held by holders other than the Company.
Non-controlling interests owned 62.96% and 67.51% of the RSILP Units outstanding as of September 30, 2024 and December 31, 2023, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the nine months ended September 30, 2024:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2023:	67.51%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(3.72)%
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	(0.82)%
Issuance of Class A Common Stock in connection with the exercise of stock options	(0.01)%
Non-controlling interests ownership % as of September 30, 2024:	62.96%
Non-controlling interests owned 68.13% and 70.55% of the RSILP Units outstanding, as of September 30, 2023 and December 31, 2022, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the nine months ended September 30, 2023:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2022:	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.05)%
Issuance of Class A Common Stock under the equity compensation plan	(0.37)%
Non-controlling interests ownership % as of September 30, 2023:	68.13%
8.    Share-Based Compensation
The Company adopted the Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan, as amended from time to time (the “2020 Plan”), to attract, retain and incentivize employees, certain consultants and directors who will contribute to the success of the Company. Awards that may be granted under the 2020 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, cash awards and other equity-based awards. There is an aggregate of approximately 35.8 million shares of Class A Common Stock reserved under the 2020 Plan. The 2020 Plan will terminate on December 29, 2030.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units (“RSUs”) and Options
The Company granted 2,007,909 and 2,532,732 RSUs with service conditions during the nine months ended September 30, 2024 and 2023, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.
The Company granted 1,152,122 and 1,495,303 RSUs with market-based conditions (e.g., share price targets, total shareholder return) during the nine months ended September 30, 2024 and 2023, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo simulation using the following assumptions during the nine months ended September 30:

	2024	2023
Volatility rate	68.48%	69.78%
Risk-free interest rate	4.55%	3.85%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$5.79	$3.28
The Company granted 630,897 and 1,084,445 stock options during the nine months ended September 30, 2024 and 2023, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions during the nine months ended September 30:

	2024	2023
Volatility rate	68.00%	70.00%
Risk-free interest rate	4.30%	3.80%
Average expected life (in years)	6.0	6.0
Dividend yield	None	None
Stock price at grant date	$5.79	$3.28
Exercise price	$5.79	$3.28
RSU activity for the nine months ended September 30, 2024 and 2023 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	3,160,031	7.07
Vested(1)	(2,375,975)	5.47
Forfeited	(95,372)	8.52
Unvested balance at September 30, 2024	9,906,826	$6.16

Unvested balance at December 31, 2022	7,492,613	$7.48
Granted	4,028,035	4.12
Vested(1)	(1,378,660)	4.30
Forfeited	(78,664)	9.62
Unvested balance at September 30, 2023	10,063,324	$6.56
______________________________
(1)Includes 311,418 and 217,345 of RSUs that vested during the nine months ended September 30, 2024 and 2023, respectively, but the resulting shares of Class A Common Stock have not yet been issued. There were 563,137 and

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
854,262 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of September 30, 2024 and 2023, respectively.

The aggregate fair value of the RSUs granted during the three and nine months ended September 30, 2024 was approximately $0.2 million and $22.3 million, respectively, compared to the aggregate fair value of the RSUs granted of $0.1 million and $16.6 million for the same respective periods in 2023. The aggregate grant date fair value of RSUs vested during the three and nine months ended September 30, 2024 was approximately $2.9 million and $13.0 million, respectively, compared to $0.9 million and $5.9 million for the same respective periods in 2023.
As of September 30, 2024, the Company had unrecognized share-based compensation expense related to RSUs of $34.4 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.03 years as of September 30, 2024.
Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	(20,437)	3.28
Forfeited	—	—
Outstanding balance at September 30, 2024	2,582,071	$4.57

Exercisable balance at September 30, 2024	964,769	$4.88
Stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2022	887,166	$5.24
Granted	1,084,445	3.28
Exercised	—	—
Forfeited	—	—
Outstanding balance at September 30, 2023	1,971,611	$4.16
The weighted-average grant-date fair values of options granted during the three and nine months ended September 30, 2024 was nil and $3.74, respectively, compared to nil and $2.14 for the same periods in 2023. The aggregate fair value of stock options granted during the three and nine months ended September 30, 2024 was nil and $2.4 million, respectively, compared to nil and $2.3 million for the same respective periods in 2023. The outstanding stock options and exercisable stock options as of September 30, 2024 had an intrinsic value of $16.7 million and $6.2 million, respectively.
As of September 30, 2024, the Company had unrecognized share-based compensation expense related to stock options of $3.6 million. The outstanding options had a remaining weighted-average vesting period of 1.00 year as of September 30, 2024.
The Company withheld 87,161 shares of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards at an average price of $10.74 and a total cost of $0.9 million during the three and nine months ended September 30, 2024, compared to nil shares for the same periods in 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Costs of revenue	$295	$269	$860	$795
Advertising and promotions	606	565	1,866	1,660
General and administrative	7,557	6,568	23,848	20,140
Total share-based compensation expense	$8,458	$7,402	$26,574	$22,595
9.    Income Taxes
Income tax expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Income tax expense	$5,274	$2,426	$16,970	$7,946
The Company recognized federal, state and foreign income tax expense of $5.3 million and $17.0 million during the three and nine months ended September 30, 2024, respectively, compared to $2.4 million and $7.9 million during the same periods in 2023. The effective tax rates for the three and nine months ended September 30, 2024 were 61.9% and 95.8%, respectively, and were (22.2)% and (17.0)% during the same periods in 2023. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset or a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The unrecognized TRA liability as of September 30, 2024 and December 31, 2023 was $84.3 million and $63.7 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges. Due to the fact that the Company's deferred tax assets and corresponding TRA liability are unrecognized, this increase had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Earnings (Loss) Per Share
The basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$3,239	$(13,366)	$748	$(54,600)
Less: Net income (loss) attributable to non-controlling interests	2,049	(9,187)	385	(38,022)
Net income (loss) attributable to Rush Street Interactive, Inc. – basic	$1,190	$(4,179)	$363	$(16,578)

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	2,049	—	385	—
Net income (loss) attributable to Rush Street Interactive, Inc. – diluted	$3,239	$(4,179)	$748	$(16,578)

Denominator:
Weighted-average common shares outstanding – basic	82,847,325	69,698,787	79,652,992	67,465,694

Adjustments:
Conversion of Weighted Average RSILP units to Class A Common Shares(1)	142,687,546	—	144,940,579	—
Incremental shares from assumed conversion of stock options and restricted stock units(1)	7,583,799	—	5,641,608	—
Weighted-average common shares outstanding – diluted	233,118,670	69,698,787	230,235,179	67,465,694

Earnings (loss) per Class A Common Share - basic	$0.01	$(0.06)	$0.00	$(0.25)
Earnings (loss) per Class A Common Share - diluted	$0.01	$(0.06)	$0.00	$(0.25)
(1) In periods of Net loss, assumed conversion of stock-based awards and RSILP units are anti-dilutive and therefore excluded from the diluted loss per share calculation.
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three and nine months ended September 30, 2024 and 2023 as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSILP Units(1)	—	151,399,310	—	151,399,310
Unvested RSUs	273,928	10,063,324	929,269	10,063,324
Vested RSUs (Class A Common Stock not yet issued)	—	854,262	—	854,262
Outstanding Stock Options	96,827	1,971,611	727,724	1,971,611
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $17.3 million and $50.7 million for the three and nine months ended September 30, 2024 compared to $11.2 million and $32.5 million for the same periods in 2023, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying condensed consolidated statements of operations.
In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $16.9 million and $33.5 million at September 30, 2024 and December 31, 2023, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and nine months ended September 30, 2024 and 2023 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2024	$4,374
Year ending December 31, 2025	10,804
Year ending December 31, 2026	7,809
Year ending December 31, 2027	6,751
Year ending December 31, 2028	5,263
Thereafter	20,782
Total(1)	$55,783
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $37.8 million, obligations under non-cancelable contracts with marketing vendors totaling $11.8 million and non-cancelable lease contracts totaling $6.2 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

13.    Subsequent Events
Stock Repurchase Authorization
On October 24, 2024, the Company’s Board of Directors authorized the repurchase of an aggregate of up to $50 million of Rush Street Interactive, Inc.’s Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, the Company is authorized to repurchase shares of its Class A Common Stock from time to time through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Class A Common Stock and the nature of other investment opportunities. The Stock Repurchase Program does not require the Company to acquire any specific number or amount of Class A Common Stock and may be limited, amended or terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Class A Common Stock in connection with its Stock Repurchase Program.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). We present these non-GAAP financial measures because they provide us and readers of this Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this Report should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Income (Loss), the most comparable GAAP measure, are provided in this Report.
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

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Mexico	✓	✓
Ontario (Canada)	✓	✓
Peru	✓	✓
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

The chart below presents our average MAUs in the United States and Canada for the nine months ended September 30, 2024 and 2023:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets and expansion into new markets such as Delaware, which was partially offset by our exit from the Connecticut market. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the nine months ended September 30, 2024 and 2023:
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
The chart below presents our ARPMAU in the United States and Canada for the nine months ended September 30, 2024 and 2023:
The year-over-year increase in ARPMAU in the United States and Canada was mainly due to our continued growth in markets that launched during 2023 where we offer online casino in addition to online sports betting, such as Delaware, the impact of our strategic advertising and marketing efforts in other markets where offer online casino and our focus on retaining quality players.

The chart below presents our ARPMAU in Latin America (including Mexico) for the nine months ended September 30, 2024 and 2023:
The Company generally maintained ARPMAU in Latin America year-over-year while significantly increasing MAUs in the same periods.
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

The table below presents our Adjusted EBITDA reconciled from our net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss)	$3,239	$(13,366)	$748	$(54,600)

Interest income, net	(2,049)	(762)	(5,525)	(1,430)
Income tax expense	5,274	2,426	16,970	7,946
Depreciation and amortization	8,471	8,401	23,127	22,144
Share-based compensation expense	8,458	7,402	26,574	22,595
Adjusted EBITDA	$23,393	$4,101	$61,894	$(3,345)
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

With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships and ambassadorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is a significant benefit in maintaining the flexibility to reallocate advertising spending across channels based on the latest marketing data, ensuring continuous alignment with our overall marketing strategy.
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
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$232,109	$169,887	$62,222	37%
Costs of revenue	151,414	116,159	35,255	30%
Advertising and promotions	39,252	34,620	4,632	13%
General and administrative	26,508	22,409	4,099	18%
Depreciation and amortization	8,471	8,401	70	1%
Income (loss) from operations	6,464	(11,702)	18,166	(155)%
Interest income, net	2,049	762	1,287	169%
Income (loss) before income taxes	8,513	(10,940)	19,453	(178)%
Income tax expense	5,274	2,426	2,848	117%
Net income (loss)	$3,239	$(13,366)	$16,605	(124)%
Revenue. Revenue increased by $62.2 million, or 37%, to $232.1 million for the three months ended September 30, 2024 as compared to $169.9 million for the same period in 2023. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into the new market of Delaware, which launched after September 30, 2023. The increase reflects higher period-over-period online casino and sports betting revenue of $64.9 million. This was partly offset by a decrease in retail sports betting revenue of $2.7 million, which was attributable to the Company’s exit from the Connecticut market.
Costs of Revenue. Costs of revenue increased by $35.3 million, or 30%, to $151.4 million for the three months ended September 30, 2024 as compared to $116.2 million for the same period in 2023. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Market access costs, gaming taxes, operating expenses, and payment processing costs contributed $17.0 million, $9.9 million, $4.5 million and $3.2 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 65% for the three months ended September 30, 2024 as compared to 68% for the same period in 2023.
Advertising and Promotions. Advertising and promotions expense increased by $4.6 million, or 13%, to $39.2 million for the three months ended September 30, 2024 as compared to $34.6 million for the same period in 2023. The increase was mainly due to additional marketing spend on two major sporting events that occurred during the quarter (i.e., COPA

America and the Olympics). Advertising and promotions expense as a percentage of revenue decreased to 17% for the three months ended September 30, 2024 as compared to 20% for the same period in 2023.
General and Administrative. General and administrative expense increased by $4.1 million, or 18%, to $26.5 million for the three months ended September 30, 2024 as compared to $22.4 million for the same period in 2023. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 11% for the three months ended September 30, 2024 as compared to 13% for the same period in 2023.
Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million, or 1%, to $8.5 million for the three months ended September 30, 2024 as compared to $8.4 million for the same period in 2023. The increase was mainly due to the amortization of other intangibles acquired during the three months ended September 30, 2024. Depreciation and amortization expense as a percentage of revenue decreased to 4% for the three months ended September 30, 2024 as compared to 5% for the same period in 2023.
Interest Income, Net. Interest income increased by $1.3 million, or 169%, to $2.0 million for the three months ended September 30, 2024 as compared to $0.8 million for the same period in 2023. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2023.
Income Tax Expense. Income tax expense increased by $2.8 million, or 117%, to $5.3 million for the three months ended September 30, 2024 as compared to $2.4 million for the same period in 2023. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 2% for the three months ended September 30, 2024 as compared to 1% for the same period in 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$669,916	$497,310	$172,606	35%
Costs of revenue	440,414	333,166	107,248	32%
Advertising and promotions	114,600	125,525	(10,925)	(9)%
General and administrative	79,582	64,559	15,023	23%
Depreciation and amortization	23,127	22,144	983	4%
Income (loss) from operations	12,193	(48,084)	60,277	(125)%
Interest income, net	5,525	1,430	4,095	286%
Income (loss) before income taxes	17,718	(46,654)	64,372	(138)%
Income tax expense	16,970	7,946	9,024	114%
Net income (loss)	$748	$(54,600)	$55,348	(101)%
Revenue. Revenue increased by $172.6 million, or 35%, to $669.9 million for the nine months ended September 30, 2024 as compared to $497.3 million for the same period in 2023. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new market of Delaware, which launched after September 30, 2023. The increase reflects higher period-over-period online casino and sports betting revenue of $180.9 million and social gaming revenue of $0.1 million, which was partially offset by a decrease of retail sports betting revenue of $8.4 million due to the Company’s exit from the Connecticut market.
Costs of Revenue. Costs of revenue increased by $107.2 million, or 32%, to $440.4 million for the nine months ended September 30, 2024 as compared to $333.2 million for the same period in 2023. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Market access costs, gaming taxes, operating expenses, payment processing costs, and personnel costs contributed $45.6 million, $34.0 million, $16.6 million, $9.0 million and $2.0 million, respectively, to the period-over-period increase in costs of revenue. Costs of revenue as a percentage of revenue decreased to 66% for the nine months ended September 30, 2024 as compared to 67% for the same period in 2023.

Advertising and Promotions. Advertising and promotions expense decreased by $10.9 million, or 9%, to $114.6 million for the nine months ended September 30, 2024 as compared to $125.5 million for the same period in 2023. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North American and Latin American online gaming industries continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 17% for the nine months ended September 30, 2024 as compared to 25% for the same period in 2023.
General and Administrative. General and administrative expense increased by $15.0 million, or 23%, to $79.6 million for the nine months ended September 30, 2024 as compared to $64.6 million for the same period in 2023. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 12% for the nine months ended September 30, 2024 as compared to 13% for the same period in 2023.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.0 million, or 4%, to $23.1 million for the nine months ended September 30, 2024 as compared to $22.1 million for the same period in 2023. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the nine months ended September 30, 2024 as compared to 4% for the same period in 2023.
Interest Income, Net. Interest income increased by $4.1 million, or 286%, to $5.5 million for the nine months ended September 30, 2024 as compared to $1.4 million for the same period in 2023. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2023.
Income Tax Expense. Income tax expense increased by $9.0 million, or 114%, to $17.0 million for the nine months ended September 30, 2024 as compared to $7.9 million for the same period in 2023. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 3% for the nine months ended September 30, 2024 as compared to 2% for the same period in 2023.
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
From a legislative perspective, we continue to see momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, many of these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we also continue to see momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund governmental budgets. Additionally, we have seen governmental officials or legislative or regulatory bodies in certain jurisdictions in which we operate consider, and in limited cases to date, approve, increases in gaming-related taxes or other types of taxes on companies operating in the gaming industry. While it is unclear at this time if this will continue, any proposed legislation or other similar actions to increase existing taxes on online sportsbook and/or casino could negatively impact our business, profitability and cash flows.
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
We had $216.3 million in cash and cash equivalents as of September 30, 2024 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
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
We expect our material cash requirements during the upcoming 12-month period to include $6.7 million of non-cancellable purchase obligations with marketing vendors, $3.0 million of license and market access fees, and $2.6 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $43.5 million of additional non-cancellable purchase obligations including arrangements with marketing vendors, obligations for license and market access fees, and lease payments subsequent to the upcoming 12-month period. See Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
Surety Bonds
We had been issued $31.2 million and $28.0 million in surety bonds as of September 30, 2024 and December 31, 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.3 million and $4.6 million in surety bonds as of September 30, 2024 and December 31, 2023, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt
As of September 30, 2024 and December 31, 2023, we had no outstanding debt. As of September 30, 2024 and December 31, 2023, we had an outstanding letter of credit for $4.6 million and $3.1 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$80,553	$(6,759)
Net cash used in investing activities	(26,215)	(26,054)
Net cash used in financing activities	(682)	(375)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,274)	3,276
Net change in cash, cash equivalents and restricted cash	$49,382	$(29,912)
Operating activities. Net cash provided by operating activities was $80.6 million for the nine months ended September 30, 2024 as compared to $6.8 million used in operating activities during the same period in 2023. The increased provision of cash reflects a higher period-over-period net income totaling $55.3 million, increased non-cash expenses of $4.7 million and an increase of $27.2 million due to the change in working capital. The increase in non-cash expenses was driven primarily by additional share-based compensation expense totaling $4.0 million, depreciation and amortization totaling $1.0 million, deferred income taxes of $0.2 million, and noncash lease expense of $0.2 million, which was partially offset by fewer write-offs of long-lived assets of $0.7 million.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2024 increased by $0.2 million to $26.2 million, as compared to $26.0 million during the same period in 2023. The increase reflects higher short-term investment of $1.9 million, internally developed software costs totaling $1.2 million, and acquisition of other intangibles totaling $1.1 million. This was partially offset by lower period-over-period cash paid for acquisition of gaming licenses totaling $3.2 million, investment in equity totaling $0.5 million, and purchases of property and equipment totaling $0.3 million.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2024 increased by $0.3 million to $0.7 million, as compared to $0.4 million during the same period in 2023. The period-over-period primarily reflects higher principal payments of finance lease liabilities.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes decreased cash, cash equivalents and restricted cash by $4.3 million for the nine months ended September 30, 2024 as compared to an increase of $3.3 million for the same period in 2023. These changes were due to fluctuations in foreign currency exchange rates from period to period.
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
There were no material changes during the quarter ended September 30, 2024, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of September 30, 2024, we had cash, cash equivalents and restricted cash of $220.4 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 25% and 10% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the nine months ended September 30, 2024. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described in the table below:

Name and Title	Action	Date of Action	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)[1]	Aggregate Number of Securities Subject to Trading Arrangement
Richard Schwartz, Chief Executive Officer and Director[2]	Adopt	August 16, 2024	November 15, 2024 - December 31, 2025	Y	2,714,670
Kyle Sauers, Chief Financial Officer	Adopt	August 8, 2024	November 13, 2024 - February 27, 2026	Y	224,577
Einar Roosileht, Chief Information Officer[2]	Adopt	September 27, 2024	January 2, 2025 - December 31, 2025	Y	840,000
Mattias Stetz, Chief Operating Officer[2]	Adopt	August 16, 2024	November 15, 2024 - December 31, 2025	Y	420,000
Paul Wierbicki, Chief Legal Officer, General Counsel, and Director[2]	Adopt	August 9, 2024	November 11, 2024 - November 11, 2025	Y	50,000
Each trading arrangement reported above is subject to a number of conditions, including the price at which, and the time of when, purchases or sales may occur, and it is possible that any trading arrangement may not result in the purchase or sale of any or all of the aggregate number of securities covered by such trading arrangement during the term of the trading arrangement.
1 Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1 (c).
2 Messrs. Schwartz, Roosileht, Stetz and Wierbicki own shares of Class V Common Stock in addition to shares of Class A Common Stock. As of the date hereof, Messrs. Schwartz, Roosileht, Stetz and Wierbicki own 9,337,475, 2,883,261, 1,809,923 and 176,867 total shares of Class A and Class V common stock, respectively, including in-the-money vested stock options. For a more detailed description of the Company’s Class A and Class V common stock, refer to the “Corporate History, Background and Business Combination” section of Part 1- Item 1 (Business) to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 7, 2024.

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

RUSH STREET INTERACTIVE, INC.
October 31, 2024	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)