Form 10-K
period 2024-12-31
Rush Street Interactive, Inc.
filed 2025-02-28
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024, OR

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $738,091,003 based upon the closing sales price for the registrant’s Class A common stock of $9.59 on June 28, 2024, as reported by the New York Stock Exchange. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company at that time. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 27, 2025, there were 94,555,182 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding, and 133,504,736 shares of the registrant’s Class V common stock, $0.0001 per value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
Any statements contained herein that are not statements of historical fact may be forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report:
•competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense, and as a result, we may fail to attract and retain customers or compete effectively, which may negatively impact our operations and growth prospects;
•failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online platforms and vendors to stop providing services to us;
•our business depends on strong branding, and if we are not able to maintain, develop, and enhance our brands, our business and operating results may be negatively impacted. Moreover, our brands and reputation could be harmed if we were to experience significant negative publicity;
•we rely on many different marketing channels to acquire and retain customers and to promote our brands and our products, and if we are not able to effectively acquire and retain customers via such channels then our business, financial condition, results of operations and prospects could be harmed;
•our business is subject to a variety of U.S. and foreign laws and regulations (including Colombia, Canada, Mexico and Peru, where we have business operations), many of which are unsettled and still developing, and our growth prospects depend on the legal status of real-money gaming in various jurisdictions;
•we are subject to taxation in numerous jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects;
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
•until fairly recently, we have had a history of losses (calculated in accordance with accounting principles generally accepted in the United States) and may continue to incur losses in the future;
•the timing, amount or duration of the Company’s stock repurchase program;
•our success in retaining or recruiting officers, key employees or directors;

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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games that use virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states and four international markets, as outlined in the table below.

Jurisdiction	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
Washington			✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Peru	✓	✓

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
Corporate History, Background and Business Combination
We were initially a blank check company called dMY Technology Group, Inc. (“dMY”), incorporated as a Delaware corporation on September 27, 2019, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 29, 2020, dMY completed the transactions contemplated by the business combination agreement dated as of July 27, 2020, as amended and amended and restated (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), and in connection therewith: (i) dMY acquired Rush Street Interactive, LP (“RSILP”) in an umbrella partnership–C corporation (“Up-C”) structure, in which substantially all of the Company’s assets are held by RSILP, and the Company’s only material assets are its equity interests in RSILP; (ii) the holders of equity interests of RSILP (the “Sellers”) retained certain of their RSILP Class A common units (the “RSILP Units”) and received an equal number of the Company’s Class V common stock, par value $0.0001 per share (the “Class V Voting Stock”); (iii) the Company issued and sold to subscribers in a private placement an aggregate of 16,043,002 shares of Class A common stock, $0.0001 par value per share (“Class A Common Stock”); and (iv) dMY changed its name to “Rush Street Interactive, Inc.”
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
We currently generate revenue through two operating models: (i) business-to-consumer (“B2C”) and (ii) business-to-business (“B2B”). Through our primary operating model, B2C, we offer online casino, online sports betting and social gaming directly to the end customer through our websites or apps. Our B2C operations contributed more than 98% of our total revenue for the years ended December 31, 2024 and 2023, and we expect that it will continue to be our primary operating model into the future. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our partner’s operations. Through our B2B operations, we primarily offer retail sports betting services to land-based businesses such as bricks-and-mortar casinos in exchange for a monthly commission.

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
To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring that there are exciting benefits at every level. Every online gaming customer is automatically enrolled in our iRush Rewards Loyalty Program, where they earn tier points, loyalty points, and bonus store points with every completed bet. Our tiered system, including gold, platinum, and black levels, is designed to ensure that players receive consistent and valuable rewards. Tier levels remain in place for up to 12 months, providing stability and continued benefits. Bonus store points can be redeemed to unlock bonus incentives and exclusive proprietary bonus games, offering additional opportunities to win prizes and bonus dollars. Customers may also “bank” certain awarded bonuses in our proprietary “bonus bank”, which they can draw from whenever they wish under our 1x wager playthrough requirement, meaning that they need only place one bet with the bonus dollars before cashing out any winnings. Based on research and customer feedback, we attempt to address customer concerns about the general lack of transparency in the industry around awarding, redeeming and tracking bonuses by enabling customers to easily track their loyalty and bonus progressions and giving customers control over when and how to redeem their rewards.
We strive to be the first online operator to launch in most new markets (or launch our online operations on the first day possible), and we have been successful in doing so in many markets such as Colorado, Delaware, Illinois, Indiana, New Jersey, Pennsylvania, Louisiana, Michigan, Maryland, New York, Ohio, Virginia, Peru (the first fully licensed operator to launch) and Ontario, Canada. However, we have also achieved success when we were not the first to enter a market. For example, we entered the New Jersey online casino market approximately three years after that market opened and there were already numerous competitors in the market at that time. Less than three years after beginning operations in New Jersey, we were the #4 online casino brand in New Jersey based on revenue, out of 19 total operators in the market at that time, according to the Eilers & Krejcik Gaming (“EKG”) United States Online Casino Tracker for April 2019.
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
Unique and Diversified Product Offering. We prioritize customizing our offerings, bonusing our customers effectively and optimizing our platform. For example, we have developed some of our own online casino games, which are higher margin for us than those licensed from third parties. We have also developed and incorporated numerous proprietary bonusing features such as our slot tournaments, Rush Jackpot, and our proprietary squares game and PropPacks, a sports player card game, both of which appeal to casino and sports betting customers alike. Our omni-channel platform provides a vast amount of functionality, such as: location-based decisioning; unified conditional bonusing; gamified award scenarios, such as bingo, Rush Jackpot, squares, PropPacks and slot tournaments; customer dashboards (online and at retail); promotional games; real-time awards and promotion management; sophisticated reporting; responsible gaming features improved betting interfaces such as prop central; and same game parlay merchandising, among others.
Market Access and Speed to Market. We currently operate online casino and/or online sports betting in 19 jurisdictions, including 15 states (Arizona, Colorado, Delaware, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia) and four international markets (Colombia, Ontario, Canada, Mexico and Peru) with an aggregate population of over 350 million people. In addition, we have currently secured potential market access to Missouri and if certain conditions are met, Texas, in each case subject to certain legislative and/or regulatory developments or approvals, which have an aggregate population of approximately 37 million people. We have a proven ability to quickly enter markets as they are regulated.
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
Large TAM with International Opportunity. We believe our TAM is larger than most North America-only operators because of our international real-money online gaming and betting operations in Colombia, Mexico and Peru as well as our flexible business model as described directly above. We believe this experience will help us enter other Latin American markets and beyond.
Broad Demographic Appeal of our Brands & Products. We also believe that our brands, offerings and marketing strategies appeal to both female and male customers, as evidenced by an approximately 53-47 female/male split in our active North American online casino-only customers during calendar year 2024. We believe that while many sports-centric brands appeal more to male customers, our brands and offerings (especially our slot machine game play experience) appeal strongly to female customers – an important demographic for high-value offerings such as online slot machine games.
Compelling Unit Economics. Based on our performance to date, including in some of the most competitive U.S. markets in terms of the number of online gaming operators, we believe that we can achieve customer lifetime value levels that are among the highest in the industry. We measure lifetime value as total net revenue generated over a customer’s lifetime with us. As demonstrated in the chart below, the average lifetime value of our North American customer cohorts shortly after inception (2017) generally trends higher as the cohorts mature, with our oldest player cohorts having an average lifetime value of approximately $4,600. This is particularly true for customer cohorts in jurisdictions where both our online casino and our online sports betting offers are available. In addition, as we continue to grow and expand into new jurisdictions, we also expect to continue to leverage our scale to obtain preferred pricing from various vendors.

Average Lifetime Value for All U.S. and Ontario Cohorts Since 2017

$5,000
$4,000
$3,000
$2,000
$1,000
$0
12
24
36
48
60+

Source: RSI management estimates based on the average long-term value of all cohorts since 2017 presented in monthly increments, as measured from the month of first deposit. A cohort represents all U.S. and Ontario-based first-time depositors in a particular month.
Seasoned Executive Team. Our executive team has significant global gaming experience, including with online market leaders such as WMS Industries (now Scientific Games), Playtech, the Kindred Group and Gaming Partners International Corporation. Our Chief Executive Officer Richard Schwartz, Chief Information Officer Einar Roosileht, Chief Operating Officer Mattias Stetz, Chief Administrative Officer Rob Picard and Chief Marketing Officer Brian Sapp all had online gaming and/or social gaming experience prior to joining RSI, which we believe has been instrumental in helping capture U.S. market share. Our Executive Chairman Neil Bluhm has a proven track record of developing world-class land-based casinos and has developed numerous successful real estate projects.
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

Continue to invest in our offerings and our platform. We have developed a set of competencies that we believe position us at the forefront of the evolving online casino and sports betting industry. We will continue iterating on our core user experiences while reinforcing the data-driven marketing and technological infrastructure that allows us to continue to scale our offerings. We plan to continue to invest in our customers and our offerings, such as our introduction of a new online poker offering, as we remain driven to keep customers engaged while expanding the capabilities of our platform that will enable us to rapidly reach new jurisdictions and attract new customers.
Continue to invest in personnel. We have been and plan to continue to grow our operational, technology and corporate services teams to broaden product development capabilities, innovation and efficiency, reduce reliance on third parties and scale platforms and digital user capabilities.
Strategic Transactions. On a targeted basis, we will seek out strategic transactions such as acquisitions and partnerships that enable us to accelerate our technology plans, obtain exclusive content, expand our customer reach or add efficiencies that potentially bring third-party costs in-house.
Human Capital Resources
We strongly believe that our people are key to our success. As such, we focus heavily on our people programs, starting with the talent acquisition process to ensure we are hiring the right people who have a desirable skill set while enhancing our corporate culture. Once hired, we strive to onboard them effectively so that they can quickly become integrated into the business and start contributing. We look to empower our people and encourage creativity, collaboration and entrepreneurship. We provide, among other things, on-the-job training, on-demand learning, and access to professional and technical coaches to support the development, advancement and engagement of our employees. Our corporate culture focuses heavily on valuing employees and enabling them to grow, succeed and take on roles and projects that utilize their strengths. Recognizing our people’s accomplishments, both professionally and personally, is also crucial to our corporate culture. Furthermore, we believe that developing a fair, respectful and safe workplace will enable our people to be more productive and ultimately will contribute to our long-term success. Our flexible paid time off programs permit our employees to pursue personal interests and goals away from their day-to-day job responsibilities. We also offer our team members opportunities to get involved with various charitable and community organizations through volunteering and sponsorships.
We have built a team of talented industry professionals, primarily focused on technology and operations, who are supported by a high caliber senior management team with significant experience in the gaming industry. We believe our corporate culture combined with our growth and success have created very high rates of employee retention.
As of February 26, 2025, we had a global workforce of approximately 883 employees and contractors, with approximately 35% of our people working in technical roles. Approximately 43% of our people are based in the United States with the remaining 57% being based elsewhere in the world, including Canada, Colombia, Estonia and Serbia.
Our Products and Economic Model
Our Revenue-Generating Product Offerings
We currently offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states, Colombia, Ontario, Canada, Mexico and Peru. We also provide social gaming (where permitted) where users can earn or purchase virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. and Canada operations, with the remaining revenue being generated from our Latin America (including Mexico) operations. See Note 3 to our consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings:
Online Casino
Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette), slot machines and poker games. For the offerings other than online poker games, similar to bricks-and-mortar casinos, we generate revenue through hold, or gross winnings, as customers play against the house. For our poker game offerings, like land-based card rooms that are typically incorporated in land-based casinos, we are generally not exposed to the risks of game play or the outcome of the game as players are not playing against the house but are instead playing against each other on a peer-to-peer basis. We generate revenue through rake, or a small commission taken from the total wagers placed on the hand, which is generally subject to a cap, and through tournament entry fees. Like bricks-and-mortar casinos, there is volatility with online casino, but as the number of bets placed increases, the net revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than sports betting revenue.
Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games, our proprietary online poker platform and a small number of proprietary games that were developed exclusively for us. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our proprietary online poker platform and proprietary casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky) and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
With respect to online poker, player liquidity, or the number or volume of active players with an operator, is critical to the success of the game, with a greater number of active players supporting a wider range and greater volume of games and larger tournaments, increasing the quality of the offering to the consumer. Our online poker offerings include a comprehensive suite of game formats, including cash games, sit & go tournaments and multi-table tournaments, catering to players of all skill levels. Players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof.
Online casino revenue (other than from online poker games) is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in the progressive jackpot reserve. Online casino revenue from online poker games is recognized as rake (i.e., percentage of a game’s wagers earned by the Company for satisfying the performance obligation) less any value given back to players, which could be in the form of cash, tournament tickets or other form of bonuses.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our third-party platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes relate to state taxes that are determined on a jurisdiction-by-jurisdiction basis, or federal excise taxes that are determined based on a percentage of the total value of online sports and retail sports bets. We incur payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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
With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, as well as other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of our advertising methods and channels.
General and Administrative. General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, rent, insurance costs and foreign exchange gains or losses.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademarks, developed technology and other intangibles) and finance lease right-of-use assets over their useful lives. See Notes 2, 4, 5 and 13 to our consolidated financial statements, included elsewhere in this Annual Report.

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
Our Development Team
Our development team is led by our Chief Information Officer and consists of a set of cross-functional product development teams comprised of talented individuals with expertise in system architecture, client and server-side product engineering, database architecture, product, engineering and project management, website and native app design and development, security and technical support. Consistent with our overall corporate strategy, the team constantly aims to innovate and differentiate our online offerings.
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
Our Industry and Opportunity
We currently operate within the online gaming and entertainment industry. The global gaming industry includes a wide array of products such as lotteries, bingo, slot machines, poker, casino games (including live dealer), sports betting, horse racing, e-sports and virtual sports, across land-based and online platforms. The industry has various operators and stakeholders in the private and public sectors, including traditional bricks-and-mortar casinos, state-run lotteries, Native American tribes, card rooms, legacy online gaming operators, non-traditional operators such as consumer goods or services brands that have entered or intend to enter the industry, racetracks/racinos/video lottery terminals, private equity or other investment funds, gaming content and data providers, gaming regulators, gaming technology companies, sports teams and leagues, and payment processors.
In recent years, online gaming has seen outsized growth and increased penetration. Based on data from EKG, online sports and casino revenue grew at a 87% compound annual growth rate (“CAGR”) from 2019 to 2024. Continued growth is expected as more states regulate and markets mature, with EKG projecting revenue to grow by more than $14 billion from 2024 to 2029, or a CAGR of 10%.
We believe the following trends are potential drivers of growth in this industry:
•New U.S. and international jurisdictions authorizing and/or privatizing their online casino and online sports betting industries;
•Increasing consumer adoption of digital and online activities, including casino and sports betting. While many other large U.S. industries (i.e., banks, retail stores, movies, etc.) digitalized over a decade ago, the U.S. gaming industry has just started to do so more recently; and
•Expanding support and acceptance from other industry stakeholders, including sports teams and leagues, Native American tribes, media companies and financial institutions.
In the past decade, there has been significant regulatory momentum with respect to online gaming across the globe. This momentum has been particularly relevant in developed nations whose citizens generally have disposable income to spend on entertainment and gaming. For example, the UK, Denmark, France, Spain, Italy, Ireland, Poland, Sweden and Switzerland have legalized and regulated online casino and online sports betting. In addition, Mexico, and in recent years numerous U.S. states, Peru, Brazil, Colombia and certain provinces in Argentina and Canada have legalized and/or regulated online gaming. We expect this trend to continue into the future, most notably in the United States, where bills proposing to permit online gaming in various states have been introduced thus far in 2025, although as of the date of this filing, some of these bills have already been tabled or did not receive the necessary votes to proceed at this time.
U.S. Gaming Industry
We see tremendous opportunity in the U.S. online gaming market. As U.S. jurisdictions become regulated and mature, online gaming penetration may approach that of other developed nations. For example, online casino and online sports betting revenues in the United States increased 32% from $17.0 billion in 2023 to $22.4 billion in 2024 per EKG. Despite this rapid growth, some of the most populous U.S. states such as California and Texas have not yet authorized online casino or online sports betting, and New York and Florida have not yet authorized online casino. Thus, we believe that the U.S. online gaming market remains a significant growth opportunity for us.
U.S. Online Casino
Currently, online casino is authorized in fewer states than sports betting. Online casino is authorized only in eight states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia, Rhode Island and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). We believe there is great potential for revenue growth as new markets open in the United States. Per EKG, online casino revenue in the U.S. grew by 29% from $6.5 billion to $8.4 billion from 2023 to 2024. From 2019 to 2024, online casino revenue grew at a 76% CAGR based on data from EKG, largely driven by an increasing number of U.S. states regulating and immaturity of the market. EKG expects continued growth in the U.S. online casino market as more states regulate and markets mature, with projected revenue to approach $13.6 billion by 2029. These projections imply a CAGR from 2024 to 2029 of 10%.
We believe that more states either have and will consider authorizing online casino for the following reasons, among others:
•We believe that macroeconomic factors such as inflation and/or an economic slowdown has resulted in increased expenses and/or reduced tax revenue in many states, increasing the need for new sources of tax revenue.
•We believe that general consumer adoption of digital activity, including online gaming, increased since 2020.
•Online casino generated more tax revenue compared to online sports betting in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia in 2024, meaning authorizing online sports betting alone may not optimize tax revenue.
•We believe that the land-based casino industry, an important stakeholder in many states, generally has shown a wider acceptance of online casino.
Both Pennsylvania and New Jersey were experiencing online casino taxable revenue growth prior to 2020; however, that growth accelerated in March 2020 and continued in large part through 2024. The charts below highlight the growth of online slot and table games taxable revenue in New Jersey and Pennsylvania since the second half of 2019:
Pennsylvania Online Slot and Table Taxable Revenue ($ in millions)

$29
$186
$343
$524
$557
$640
$690
$810
$901
$1,019
$1,134
H2 19
H1 20
H2 20
H1 21
H2 21
H1 22
H2 22
H1 23
H2 23
H1 24
H2 24

Source: Pennsylvania Gaming Control Board

New Jersey Online Slot and Table Gross Revenue ($ in millions)

$255
$402
$529
$619
$718
$800
$835
$916
$979
$1,116
$1,243
H2 19
H1 20
H2 20
H1 21
H2 21
H1 22
H2 22
H1 23
H2 23
H1 24
H2 24

Source: New Jersey Division of Gaming Enforcement
U.S. Sports Betting
On May 14, 2018, the U.S. Supreme Court ruled that the Profession and Amateur Sports Protection Act of 1992 (“PASPA”) – a nationwide ban of sports betting – was unconstitutional, thus allowing states (beyond the few states that were grandfathered into PASPA) to enact their own sports betting laws. Since the U.S. Supreme Court’s decision, as of the date hereof, 39 states and the District of Columbia have authorized sports betting. Of those 40 jurisdictions, 32 states have authorized statewide online sports betting while 8 remain authorized for retail-only at casinos or retail locations.
According to EKG, the United States generated approximately $14.0 billion in online sports betting revenue in 2024. While the overall industry is still nascent, growth to date has been strong. Online sports betting revenue grew at a 95% CAGR from 2019 to 2024 according to EKG, driven mainly by an increasing number of states regulating and the immaturity of the market. EKG projects continued growth as more states regulate and markets mature, with forecasts for online sports betting revenue to exceed $23 billion by 2029.

U.S. Sports Betting Policy Landscape
Source: EKG United States Sports Betting Policy Monitor – Released January 2025
We believe the U.S. sports betting market still has significant opportunity for growth. Only approximately 61% of the United States currently has access to online sports betting, per EKG. This fact is significant when one considers that according to the New Jersey Division of Gaming Enforcement, approximately 97% of the sports betting revenue in 2024 came via online betting. Populous states such as California and Texas have not yet legalized online sports betting. We believe the sports betting industry will grow significantly over the next several years as more states authorize sports betting and as existing markets mature.
As of the fourth quarter of 2024, the three largest sports betting markets in the U.S. by handle were New York, New Jersey and Illinois. In states that permit online and retail sports betting, online sports betting handle is generally higher than retail handle; however, some states have legalized retail sports betting only (e.g., Mississippi, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Washington and Wisconsin) while other states have legalized restricted forms of online sports betting (e.g., in-person registration required in Nevada and for a period of time in Iowa, Illinois and Rhode Island).
U.S. Online Gaming: Estimating the Total Addressable Industry Size
If every U.S. state was to legalize online casino, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $77 billion in revenue. Similarly, if every U.S. state was to legalize online sports betting, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $33 billion in revenue.
Latin America Gaming Industry
Latin America (including Mexico) is another area of focus for us. Since 2018, we have been operating online gaming in Colombia, which has a population of approximately 53 million, since the second quarter of 2022, we have been operating in Mexico, which has a population of approximately 131 million, and since the third quarter of 2024, we have been operating in Peru, which has a population of approximately 34 million. We believe this experience will enable us to expand further in Latin America and other countries when the opportunities arise. Online gaming is also authorized in certain jurisdictions within Argentina, Brazil and Ecuador, which have populations of approximately 46 million, 212 million and nearly 18 million, respectively. Mexico, Argentina, Peru, Brazil and Ecuador still have relatively low internet penetration, with around 81%, 89%, 75%, 84% and 73%, respectively, of the population having internet access compared to approximately 97% in the United States, 94% in Canada and 95% in the UK. Further internet penetration in these Latin American countries would allow us to grow our revenues from online gaming there to the extent we make our offerings available in those countries.
The highest populated country in Latin America, Brazil, approved a bill to legalize sports betting and online casino in December 2023. Argentina and Peru, which are among the top five countries in Latin America measured by population, also legalized sports betting (only certain jurisdictions within Argentina) in April 2019 and July 2022, respectively.
We believe given our experience and success in neighboring Colombia, Mexico and Peru, we will be well-qualified to operate in desirable Latin American jurisdictions in due time.
Canadian Gaming Industry
In April 2022, we were among the first group of operators to launch in Ontario, Canada’s competitive regulated online gaming market, where we offer both online casino and online sports betting. Ontario has the highest population and gross domestic product of all the Canadian provinces. Based on the results from Ontario to date, the Ontario market is off to a strong start, with online casino (excluding poker) and online sports betting revenue growing by approximately 33% in the second half of 2024 as compared to the same period in 2023. Based on the population of Ontario and the growth to date in that market, we expect that market to continue to grow in the future.
The success to date in Ontario is also promising as it may cause other Canadian provinces to consider whether they should launch competitive regulated online gaming and betting. With Ontario being home to approximately 16.0 million people, representing approximately 39% of the total population of Canada, the other Canadian provinces present a large potential growth opportunity. We believe that our experience, contacts and success in Ontario positions us well to expand further in other Canadian markets when deemed appropriate.
Recently, Alberta has announced its intention to launch competitive regulated online gaming in that province, although no specific launch date has been announced as of the date hereof. Alberta’s population of approximately five million makes it Canada’s fourth largest province by population. It also enjoys Canada’s highest GDP per capita.
Competition
We operate in the global gaming and entertainment industry. Therefore, we generally view any type of discretionary leisure and entertainment provider as a competitor with respect to our customers’ time and share of wallet. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment.
The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. There has also been consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources, stronger brands and altered cost structures, which may enable them to offer more competitive products, gain larger market share, expand their product offerings and broaden their geographic scope of operations. Specifically, in the North American and Latin American online casino and sports betting space (our primary market), our competitors come from two main groups – (i) established online-first companies and (ii) bricks-and-mortar casino and similar gaming establishments that have online operations.
We compete on a number of factors across our B2C offerings. These include, without limitation, our front-end online gaming platform, our back-end infrastructure, our ability to retain and monetize existing customers, re-engage prior customers and attract new customers, and our regulatory access, compliance and customer service experience.

In the B2B space, primarily in the retail sportsbook market, our competitors include, without limitation, providers of gaming technology such as player account management and online betting and/or gaming platforms. We compete primarily on the quality and breadth of our technology solutions and support services.
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
Latin America
We operate our online casino and sports betting offerings in each of Colombia, Mexico and Peru under the RushBet brand.
In Colombia, we operate pursuant to a concession contract with the Colombian gaming regulatory agency, Coljuegos Empresa Industrial Comercial Del Estado Administradora Del Monopolio Rentistico De Los Juegos De Suerte y Azar Linea Gratuita (COLJUEGOS). In Mexico, gaming is regulated at the federal level through the Mexican Ministry of the Interior, also known as the Secretaría de Gobernación (the “SEGOB”). The SEGOB issues permits to operators of gaming facilities but does not regulate suppliers or providers of online gaming services. Through a relationship with a local Mexican partner that holds a gaming permit, we, as a service provider for our partner, make our online casino offerings in Mexico. In Peru, we operate pursuant to authorizations to operate remote gaming and remote sports betting, each issued by the Ministry of Foreign Trade and Tourism (MINCETUR), the national administrative authority in charge of regulating, implementing and overseeing all aspects of online gaming and sports betting in Peru.

Sports Betting
North America
In North America we currently operate our online sports betting offering under the PlaySugarHouse brand in Pennsylvania and the BetRivers brand in Arizona, Colorado, Delaware (co-branded with land-based operators), Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia, as well as Ontario, Canada pursuant to our licenses granted by the gaming commission of such jurisdictions, specifically, the Pennsylvania Gaming Control Board, the Arizona Department of Gaming, the Colorado Division of Gaming, the Delaware State Lottery Office, the Illinois Gaming Board, the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Maryland State Lottery and Gaming Control Agency, the Michigan Gaming Control Board, the New Jersey Division of Gaming Enforcement, the New York State Gaming Commission, the Ohio Casino Control Commission, the Virginia Lottery Board, the West Virginia Lottery and the Alcohol and Gaming Commission of Ontario. We also operate retail sportsbooks in Illinois, Indiana, Maryland, Michigan (see “Native American Gaming Regulation”), New York, Pennsylvania, Virginia and Washington (see “Native American Gaming Regulation”) pursuant to applicable state and tribal licensing regimes.
On May 14, 2018, the U.S. Supreme Court issued an opinion determining that PASPA was unconstitutional. PASPA prohibited a state from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Numerous states and territories already have laws authorizing and regulating some form of sports betting online or in bricks-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors — Risk Related to Government Regulation — Our business is subject to numerous U.S. and foreign laws and regulations, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our business and offerings, or changes in tax rules and regulations or interpretation thereof related to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.”
Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (the “IGRA”) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission and the Secretary of the U.S. Department of the Interior. The IGRA requires that a tribe and the state in which the tribe is located enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require vendors to meet ongoing registration and licensing requirements. Many Native American tribes have also established tribal gaming commissions to regulate gaming-related activity on tribal lands. Through our subsidiaries, we provide play-for-fun sports betting and online casino services on behalf of certain Native American tribes that have negotiated compacts with their respective states and have received federal approval. Currently, we are authorized as a vendor to provide online casino and online and retail sports betting services to the Little River Casino Resort, a wholly owned and operated enterprise of the Little River Band of Ottawa Indians, and as a vendor to provide retail sports betting services to the Swinomish Indian Tribal Community dba Swinomish Casino & Lodge, a federally recognized Indian Tribe. We also provide social casino offerings to Coushatta Casino Resort, a gaming enterprise owned and operated by the Coushatta Tribe of Louisiana.
Latin America
In Colombia, we operate our online sports betting offering under the RushBet brand. We also operate 23 retail shops or sports bar locations where customers can use provided terminals to place bets and make deposits and withdrawals. We operate pursuant to a concession contract with the Colombian gaming regulatory agency, COLJUEGOS.
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

In Peru, remote gaming and sports betting is regulated at the federal level through the MINCETUR. The MINCETUR issues authorizations to operators of remote gaming and/or sports betting. We operate pursuant to authorizations to operate remote gaming and remote sports betting, each issued by the MINCETUR under the RushBet brand in Peru.
Data Protection and Privacy
In addition to our licensing regime for our offerings, we also take significant measures to protect personal information and data which we process on our behalf or on behalf of others. We collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of our customers, personnel or job applicants, and third-party vendors and, thus, we are subject to federal, state and foreign laws related to the privacy and protection of such data. Regulations in jurisdictions in which we operate, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Delaware Personal Data Privacy Act, the Maryland Online Data Privacy Act, the Iowa Consumer Data Protection Act, the Biometric Information Privacy Act, the Personal Information Protection Act and the Right to Privacy in the Workplace Act of Illinois, the Indiana Consumer Data Protection Act and Fair Information Practices Act, the Louisiana Consumer Privacy Act, the New Jersey Data Privacy Act, the Maryland Online Data Privacy Act, the Michigan Personal Data Privacy Act (not in effect yet), the New York State Personal Privacy Protection Law and the New York Privacy Act, the Ohio Personal Privacy Act, the Pennsylvania Consumer Data Privacy Act, the Canadian Personal Information and Electronic Documents Act, the Freedom of Information and Protection of Privacy Act (Ontario), Law No. 29733 on the Protection of Personal Data (Ley No. 29733 de Protección de Datos Personales), its Regulation approved by Supreme Decree No. 003-2013-JUS (Decreto Supremo No. 003-2013-JUS) (Peru), the Mexican Federal Law on the Protection of Personal Data held by Private Parties and Colombian Statutory Laws 1266 of 2008 and 1581 of 2012, as amended, and regulations in other jurisdictions where we do not have real-money gaming operations but that could otherwise impact our operations or personnel, such as the California Consumer Privacy Act (the “CCPA”) (as amended by the California Privacy Rights Act together with the CCPA Regulations), may be new or are relatively untested laws (some of which may not yet be effective) that could affect our business, and the potential impact is unknown. We also collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of job applicants and personnel in Estonia or the European Union (the “EU”), thus we are also subject to the European Union’s General Data Protection Regulation (the “GDPR”) for such data.
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
We have been a member of the National Council on Problem Gambling (“NCPG”) since May 2019. The NCPG is the leading national organization for people and their families who are affected by problem gambling and gambling addiction. Our NCPG membership supports wide-ranging problem gambling prevention, treatment, education and research programs, as well as innovative responsible gambling policies provided by the NCPG. Our membership helps build on NCPG efforts, including the Safer Sports Betting Initiative and Internet Responsible Gambling Standards, which assist operators like us by providing best practice responsible gambling policies and procedures for all online gambling activities, including sports betting. In March 2022, we became the first U.S.-based online casino and sports betting company to receive RG Check iGaming Accreditation from the Responsible Gambling Council for our BetRivers.com and PlaySugarHouse.com sites. RG Check is regarded as one of the world’s most comprehensive and rigorous responsible gaming accreditation program. In addition, in July 2022, we became the first U.S.-based online casino and sports betting company to partner with Neccton to adopt its player protection software for our North American BetRivers and PlaySugarHouse sites. This real-time data analysis player protection software will help us offer an added layer of player safety and sustainable play.
In 2024, we partnered with the AGA by participating in its “Have a Game Plan®” public service campaign, which brought together organizations across the gaming and sports industries to advance responsible sports wagering. As an official partner to the New Orleans Pelicans, Detroit Pistons, Pittsburgh Penguins, and Philadelphia Flyers, we leveraged our relationship to create a combined in-stadium message to raise awareness of our partnership with the AGA and show our support for the Have a Game Plan responsible gaming tools.
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
•We rely on strategic relationships with local partners such as casinos, lotteries, Native American tribes or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
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
•Our business is subject to numerous U.S. and foreign laws and regulations, many of which are unsettled and still developing. Any change in laws, rules or regulations or their interpretation, or the regulatory climate applicable to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We operate in the global gaming and entertainment industries, where competition is intense. We compete against other providers of online or retail sports betting and online or bricks-and-mortar casino, which includes operators of sweepstakes casinos/sportsbooks, charitable gaming, video gaming terminals, crypto casinos, illegal gambling operations, skill games and fantasy sports, as well as against providers of online and mobile entertainment and leisure products more generally. Recently, certain companies regulated by the Commodity Futures Trading Commission have begun offering “events contracts” on certain sporting events. These companies are generally subject to different regulatory and tax frameworks than us, which could result in a competitive advantage for them. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, digital streaming and on-demand services (which continue to gain popularity), social media, video games, sporting events and in-person casinos, are more well established and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our customers. If we are unable to sustain sufficient interest in our online and retail offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.
Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development and in talent, adopting more aggressive pricing, bonusing or promotions, aggressively initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for customers, potential partners, marketing opportunities and content providers. Our competitors may also be able to innovate and provide products and services faster than we can, may foresee the need for products and services before us and may be able to leverage their brands and partnerships in ways that we currently cannot. In addition, there has been consolidation among competitors in the entertainment and gaming industries and such current or future consolidation could result in larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. “Grey market” operations, which are gaming operations in jurisdictions with unclear laws or regulations regarding gambling (or no such laws exist), present a significant risk to our business. Grey market operators may operate outside of the strict regulatory and licensing requirements we adhere to, allowing them to avoid compliance costs and restrictions, licensing requirements, customer-focused safeguards and payment of gaming taxes, creating an uneven playing field and potentially putting customers at higher risk of gambling-related and other harms. These grey market operators may be able to offer more aggressive promotions, reduced pricing or expanded offerings, drawing customers away from our platform. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular our business, financial condition, results of operations and prospects could be adversely affected.

Competitive pressures may also adversely affect our margins. For example, as competition increases, we may need to lower our margins in order to attract or retain customers. Further, as we expand to become a more national brand, we may need to increase our marketing spending to compete more effectively.
Our ability to grow our revenue in the future will depend largely on our ability to attract new customers to our offerings and retain and engage existing customers, as well as continued user adoption of online casino and retail and online sports betting more generally. Growth in the online betting and gaming industries and the level of demand for, and market acceptance of, our offerings will be subject to a high degree of uncertainty. We cannot guarantee that customers will continue to adopt our offerings at their current levels or increase in the future, that the industry will achieve more widespread acceptance or that we will retain our customers if we are unable to keep pace with technological innovation and customer demands.
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
Additionally, our business may be affected by reduced consumer spending from time to time as a result of factors that may be difficult to predict, such as when our customers will win large jackpots, sporting results or other factors that are beyond our control. These could result in decreased revenue, and we may be unable to adopt measures in a timely manner to mitigate any unexpected shortfall in income. If actual results differ from our estimates, analysts may negatively react, and our stock price could be materially impacted.
Our operating results may vary, which may make future results difficult to predict with certainty.
Our operating results and financial performance fluctuate due to seasonal trends and other factors such as customer engagement levels, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on, among other things, our ability to attract and retain customers. Customer engagement in our offerings may vary due to numerous factors, including customers satisfaction with our platform, the number, timing and type of sporting events, the length of sports seasons, our offerings and those of our competitors, other forms of entertainment available to our customers, our marketing efforts, weather conditions, public sentiment or macroeconomic conditions.
The number and amount of betting losses and jackpot payouts we experience also impact our financial results. Although our losses are limited per wager to a maximum payout, when viewed over a period of time, these losses can be significant. We offer progressive jackpot games in our online casino offerings. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, it is paid out and reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the jackpot size it may have a significant negative affect on our cash flow and financial condition.
Our sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our sports betting customers are most active during the NFL, NBA, college football and basketball seasons. In addition, the shortening, delay, relocation or cancellation of major sports seasons or events due to events beyond our control such as weather conditions or disasters like the dangerous temperatures in January 2024 that resulted in the NFL’s Buffalo Bills versus the Pittsburgh Steelers being rescheduled or the wild fires in Los Angeles, which resulted in the Los Angeles Rams versus the Minnesota Vikings being relocated to Arizona, may result in less money bet on sports and prevent us from garnering sufficient interest in our sports betting offerings, which could adversely impact our financial results.

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
Our sports betting offerings allow our customers to bet across thousands of sports and sports-related events. The odds for such events are set through a combination of algorithmic and manual odds-making, with bet acceptance also being a combination of automatic and manual acceptance. At times, the odds offered for, or the information about, an event in our offerings are incorrect. For example, such errors have consisted of inverted lines between teams, start times of games that, due to time zone differences, have already commenced or odds that are significantly different from the correct odds in a way that reasonable persons would agree is an error. Such errors have in certain instances resulted in large liabilities as well as potential regulatory fines and reputational damage. When such errors occur, it is currently commonly accepted in nearly all jurisdictions for operators to void bets associated with such clear errors. In mature jurisdictions, bets based upon clear error can be voided without prior regulatory approval. However, there can be no guarantee that this practice of voiding bets practice will continue. If regulators were to disallow voiding of bets associated with clear errors, we could be forced to incur significant liabilities associated with such errors.
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
We have previously incurred, and may in the future incur, losses from financial fraud, including use of stolen or fraudulent credit card data, customer claims of unauthorized payments and attempted payments or cash outs by customers with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information, and unauthorized acquisition or use of credit or debit card details, bank account information and phone numbers and accounts. In late 2022, some of our competitors experienced targeted attacks resulting in customer accounts being compromised and unauthorized withdrawals of customer funds and in 2023 and 2024, several casinos experienced ransomware attacks that resulted in customer accounts being compromised. Under current credit card practices, we could be liable for funds used on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
Customer fraud or other forms of cheating may involve tactics such as collusion with our employees and exploiting loopholes in our promotions or offerings. Specifically with respect to online poker, collusion between online poker players may occur through “chip dumping” (depositing and losing money against another colluding customer in an attempt to launder money), and players may attempt to cheat through, among other things, the use of artificial intelligence or other sophisticated computer programs (also known as bots) to create an artificial competitive advantage for themselves. The use of artificial intelligence and bots to try to create an artificial advantage for our customers may also occur in other real-money gaming and betting activities too such as sports betting, bingo, slots and other casino games.
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
We operate in a public-facing industry in which nearly every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us, our employees, executives, or board members to communicate about our business or other matters may give rise to liability, damage our brand, or result in public exposure of personal data of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.

We rely on many different marketing channels to acquire and retain customers and to promote our brands and our products. If we are not able to effectively acquire and retain customers via such channels then our business, financial condition, results of operations and prospects could be harmed.

Our ability to effectively market is critical to our success. We use a variety of earned media and paid marketing channels, in combination with sponsorships, compelling offers, brand ambassadors, proprietary content, and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings. With respect to paid marketing, we use a broad array of advertising channels, including television, radio, social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites and content, media interviews and other media spots and organic searches. These efforts are concentrated within the specific jurisdictions where we operate or intend to operate.

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
We rely on strategic relationships with local partners such as land-based casinos, lotteries, Native American tribes or professional sports teams to be able to provide our offerings in certain jurisdictions. If we cannot establish and manage relationships with these partners, our business, financial condition, results of operations and prospects could be adversely affected.
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
Our customers primarily access our online sports betting and online casino offerings through our app on their mobile devices, and we believe that this will continue going forward. To enable our customers to use our offerings through our app on their mobile devices, our app must be compatible with the major mobile operating systems such as iOS and Android. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices. Further, we rely upon third-party platforms for distribution of our app and offerings. Our apps are primarily distributed through the Apple App Store, the Google Play store and traditional websites. In light of this, the promotion, distribution and operation of our app are subject to the applicable distribution platform terms and policies for application developers, which are very broad and subject to frequent changes and interpretation and may not be consistently or uniformly enforced across all applications and with all publishers. Any such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through the platforms, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products, our ability to access native functionality, or other aspects of mobile devices, and our ability to access information about our users that they collect. Additionally, given the complexity of the regulatory frameworks that apply to the online gaming industry and the pace at which the industry is expanding in various markets, app stores may prohibit or delay the inclusion of our app in their app store in certain jurisdictions due to the app store’s uncertainty or lack of clarity regarding the permissibly of online gaming in the impacted jurisdictions.
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
Since being founded in 2012, we have primarily focused our efforts on growing our current offerings, including, most recently, by offering online poker games. We have rapidly expanded and anticipate expanding further as new markets open up, our offerings mature and we pursue our growth strategies. The industries in which we operate are subject to rapid technological change, evolving industry, regulatory and legal standards, frequent new product offerings and changes in customer preferences and expectations. We must continuously decide which offerings and technology we should invest in to meet these evolving standards and customer preferences and must also continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may make changes to our existing technology and offerings or develop and introduce new and unproven products, services and features, with which we have little or no prior development or operating experience. Developing new offerings and systems is inherently complex, costly and uncertain, and customers may not engage with new offerings, even if well-reviewed and of high quality. If we cannot develop technology and offerings that address users’ needs or enhance and improve our existing offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We became a public company in December 2020, and as a public company, we have incurred, and continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and must comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations implemented by the SEC and the listing standards of the New York Stock Exchange (the “NYSE”), including applicable corporate governance and disclosure and financial controls requirements. Compliance with these rules and regulations can be complex and burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, the Business Combination and becoming a public company has made it more difficult and expensive for us to obtain director and officer liability insurance, and could also make it more difficult for us to attract and retain qualified board members compared to when we were a private company. In particular, we have incurred and continue to expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, in particular now that we are no longer an “emerging growth company” and are subject to greater disclosure requirements and additional oversight of internal control over financial reporting. We have hired, and may need to continue to hire, additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge, and maintain an internal audit function, which have increased, and will likely continue to increase, our operating expenses. Moreover, we could incur additional compensation costs if we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.
Our failure to maintain adequate financial, information technology and management processes and controls has in the past resulted in, and could in the future result in, material weaknesses that could lead to errors in our financial reporting, which in turn could adversely affect our business.

As a public company, we are required to maintain internal control over financial reporting and report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting. In addition, because we are no longer an emerging growth company as of December 31, 2024, our independent registered public accounting firm must attest to our evaluation of our internal control over financial reporting with our Annual Report.

While we have not identified any “material weaknesses” in our internal control over financial reporting as of and for the fiscal year ended December 31, 2024, and our independent registered public accounting firm has issued a report attesting to this, we have identified material weaknesses in the past. For instance, as of and for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO in February 2020 and the Business Combination in December 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, non-controlling interests and related financial disclosures for the affected periods. Following the identification of the material weakness and other control deficiencies, we implemented measures to remedy the same.
We can give no assurance that any measures we take in the future will remediate any material weakness that may be identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate disclosure controls and procedures or internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. Furthermore, we may be unable to complete our evaluation, testing and any required remediation with respect to any identified material weakness in a timely fashion.
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
Our tax obligations are varied and include U.S. federal, state, local, and international taxes due to the nature of our business. The tax laws that apply to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. In addition, increases in our income tax rates or other changes in U.S. or international income tax laws could reduce our after-tax income from the relevant jurisdictions, and existing U.S. or international tax laws have been and could in the future be subject to significant change, any of which adversely affect our business, financial condition or results of operations. For example, the 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the United States in 2017, which provided for significant changes to then-existing tax laws. Additional guidance issued by the IRS pursuant to the TCJA or an extension of TCJA provisions may impact us in future periods.
In addition, the Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. While the current impact of the IRA on us has not been material, we are currently unable to predict whether other proposed changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations. Further, it is possible that changes under the IRA, the TCJA or other tax legislation could increase our future tax liability, which could in turn adversely impact our business and future profitability.
More recently, the new U.S. president included as part of his agenda a potential reform of U.S. tax laws. The details of this potential reform has not yet emerged, but during his 2024 presidential campaign, President Trump outlined several intended reforms, including, among other things, extending certain provisions of the TCJA, and imposing new tariffs. Many political and economic commentators believe that the combined impact of extending certain tax benefits pursuant to the TCJA and the implementation of new tariffs could potentially lead to increases in the U.S. deficit, inflation, and interest rates, all of which could contribute to increases in market interest rates and a decrease in U.S. economic growth with a possibility of a recession. However, we cannot predict whether, when, or to what extent these new regulations or rulings will be issued, nor the long-term impact of the proposed tax reforms on the gaming industry as a whole or on us as a company.

Many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the jurisdictions in which we do business and in which our users are located. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, issued recommendations for a global minimum tax, and on December 12, 2022 the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million. The application and timing of BEPS 2.0 Pillar Two recommendations is determined on a country-by-country basis due to the need for each jurisdiction to enact their own statutes. In December 2022, South Korea enacted new global minimum tax rules to align with the OECD's BEPS 2.0 Pillar Two. Countries in which we operate, such as Canada, have finalized and enacted legislation that became effective starting in 2024. The United States has not enacted BEPS 2.0 Pillar Two legislation and it is uncertain whether it will do so at a future date. While BEPS 2.0 Pillar Two legislation has not had an impact on the Company, it could significantly increase our future tax liabilities. We will continue to monitor regulatory developments to assess potential impacts to us.
The gaming industry represents a significant source of tax revenue to the jurisdictions in which we are licensed. Gaming companies are subject to significant taxes such as gaming taxes, and fees in addition to corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various government bodies or officials have proposed and/or adopted changes in tax rates, tax laws, or in administration, interpretation or enforcement of such laws, affecting the gaming industry. For instance, regulatory authorities may, as they have done in the past, change applicable regulations or their interpretation thereof, related to whether we can deduct for purposes of calculating gaming taxes that we may owe in that jurisdiction, certain promotional incentives such as free bets that we give to some of our customers, and if so, the maximum amount that may be deducted. Worsening economic conditions and the large number of jurisdictions with significant current or projected budget deficits, could also intensify government efforts to raise revenues through tax increases. For instance, certain jurisdictions where we operate have proposed (Louisiana, New Jersey, Michigan) or effected (Illinois, Ohio) gaming tax rate increases or proposed additional taxes or withholdings (Colombia) in recent years. As recently as February 2025, the Colombian President issued an internal commotion (state of emergency) decree, pursuant to which he issued a temporary decree imposing a 19% VAT tax on player deposits made in Colombia with operators of games of chance and lucky operated over the internet. As of the date of this filing, these decrees are subject to an automatic review by the Constitutional Court of Colombia. If the decrees are found constitutional, it is expected that the VAT may last up until December 31, 2025, subject to determination by the Constitutional Court to limit it to no more than 180 days. If it is found constitutional, this VAT tax could negatively impact the demand for our offerings in Colombia as well as our Colombian revenues and financial results. More generally, we cannot determine with certainty the likelihood of changes in tax rates, tax laws or in the administration, interpretation or enforcement of such laws. Any material increase in, or the adoption of, additional taxes or fees could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

We operate internationally, which subjects us to additional costs, complexities and risks that could adversely affect our operating results.
Portions of our operations are located abroad such as in Colombia, Estonia, Canada, Mexico, Peru, Serbia and Malta, and we may in the future pursue opportunities in other non-U.S. jurisdictions. Some of our customers, business partners, suppliers and personnel, as well as many of the leagues, sports, events, games and matches that we offer wagers on are also based in foreign jurisdictions. Such operations may expose us to high levels of currency, political, economic and compliance risk. Compliance with international, Colombian, Estonian, Canadian, Mexican, Peruvian, Serbian, Maltese, U.S. and other laws and regulations that apply to our operations increases our cost of doing business. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the EU and Canada, have also implemented additional sanctions or other restrictive measures. In Colombia, the Colombian President issued an internal commotion (state of emergency) decree, pursuant to which he issued a temporary decree imposing a 19% VAT tax on player deposits made in Colombia with operators of games of chance and lucky operated over the internet. If it is found constitutional, this VAT tax could negatively impact the demand for our offerings in Colombia as well as our Colombian revenues and financial results. For more information, See “Due to the nature of our business, we are subject to taxation in numerous jurisdictions, and changes in or new interpretation of tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.” As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:
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
•political unrest, government instability, global trade wars and disputes, tariffs, terrorism and the potential for other hostilities such as the evolving conflict in the Middle East, where some of our suppliers are located or have operations and personnel;
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
If we are unable to expand or adequately staff and manage our existing foreign operations, we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, results of operations and prospects. Furthermore, we may be more susceptible to these risk as we enter and continue to target growth in emerging countries and regions, including Latin America, which may be subject to a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced. The materiality of any such risks could have an adverse impact on our financial condition, results of operations, cash flows and reputation.
Negative publicity about us or an adverse shift in public opinion regarding sports betting or online casino may adversely impact our business and customer retention.
A negative shift in public opinion of sports betting or online casino, or how politicians and other governmental authorities view sports betting or online casino, whether fueled by news outlets or otherwise, could result in future legislation or new regulations restricting or prohibiting some or all sports betting or online casino activities in certain jurisdictions, the result of which may negatively impact our business, financial condition, results of operations and prospects. For instance, in December 2024, the U.S. Senate Judiciary Committee held a hearing on “America’s High-Stakes Bet on Legalized Sports Gambling,” which, among other things, focused on certain perceived risks and harms associated with sports betting. Further, negative publicity about us or our offerings, platform or customer experience, or those of our competitors or third parties with whom we have relationships or the underlying sports leagues could seriously harm our reputation or that of the industry overall.
The success of our online poker offerings depends largely upon maintaining sufficient player liquidity.
Our online poker offerings are a peer-to-peer offering, meaning players play against each other instead of against the house. Consequently, the success of our online poker offerings is largely dependent on high levels of player liquidity (i.e., high levels of players available to play in the online poker offerings at any given time). A significant reduction of this player liquidity, or any legislative or regulatory measures taken that may reduce that liquidity, could have a material adverse impact on the attractiveness of those products as well as eroding their competitive strengths. The occurrence of any event causing an adverse impact on the player liquidity available to our online poker offerings could result in a reduction in the number of customers who are willing to use these products and services, which, if it were to arise to a material degree, could have a material adverse effect on our ability to generate sufficient gameplay, and thus revenue, from those offerings. We cannot provide assure that we will be able to attract and maintain sufficient player liquidity in our online poker products.
Certain states, including Delaware, Michigan, Nevada, New Jersey, and West Virginia, have joined the Multi-State Internet Gaming Agreement (the “MSIGA”) and enacted related legislation and regulations to permit interstate online poker operations, and it is likely that additional states will join the MSIGA in the future. Online poker platforms that operate in more than one of the states that have joined MSIGA can combine their player liquidity from across these states, thus potentially making their offerings more attractive to players. As a result, we may face increased competition if our online poker offerings are available in these states, including from competitors that operate in more of these states than us.

We depend on RSG and certain of its affiliates to provide us with certain limited services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires.
Historically, RSG and certain of its affiliates have provided under a services agreement between us and RSG, certain limited corporate and shared services such as government affairs, certain business development, insurance and other services. We reimburse RSG for all third-party costs it incurs in providing services to us at cost (with no mark-up) and reimburse RSG for an allocable portion of payroll, benefits and overhead with respect to RSG employees who perform or assist with providing services to us. To the extent RSG provides these services to us, we will depend on them for services that are critical to our operations, and our operational flexibility to modify or implement changes with respect to such services and the cost of them will be limited. If the services agreement with RSG terminates or expires, we may be unable, in certain instances, to replace these services or enter into appropriate third-party agreements on terms, including cost and quality, comparable to those that we currently receive. Although we may in the future replace some or all of the services that RSG currently provides, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect.
Until fairly recently, we had a history of losses and we could incur losses in the future.
Since our formation in 2012 until fairly recently, we had experienced net losses and negative cash flows from operations. For the year ended December 31, 2023, we had a net loss of $60.1 million. We could incur losses again in the future, some of which may be significant, and we cannot guarantee that we will remain profitable. We expect our operating expenses to increase in the future as we expand our operations in existing and new markets. Furthermore, as a public company we have incurred and expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we may be unable to remain profitable. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods.
Risks Related to Government Regulation
Our business is subject to numerous U.S. and foreign laws and regulations, many of which are unsettled and still developing. Any change in laws, rules or regulations or their interpretation, or the regulatory climate applicable to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We offer our real-money offerings in 16 U.S. states that have adopted legislation and regulations permitting online casino, online sports betting and/or retail sports betting. In those states that currently require a license or registration, we have obtained the appropriate license or registration or have obtained a provisional license. We also currently operate under foreign licenses in Colombia, Ontario, Canada, Mexico and Peru.
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
Additionally, in June 2024, the U.S. Supreme Court reversed its longstanding approach of judicial deference to administrative interpretations of laws and regulations. This outcome could materially and adversely affect rule making and existing agency regulations, and it is uncertain how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply.
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
Authorities around the world have adopted and are considering a number of legislative and regulatory proposals concerning privacy, data protection and limits on encryption of user data. Adverse legal rulings, legislation or regulation may result in fines and orders requiring us to change our data practices, which could adversely affect our ability to provide our offerings, harming our business operations. Complying with these evolving laws could be costly and harm the quality of our offerings, negatively affecting our business. Among others, we are, or may become, subject to the following laws and regulations:
•The General Data Protection Regulation, which may apply to our activities to the extent conducted from an establishment in the European Union (the “EU”) or related to products and services that we offer to EU users or customers, or the monitoring of their behavior in the EU. Compliance with the range of obligations created by the GDPR is an ongoing commitment that involves substantial costs. Despite our efforts, governmental authorities or others may assert that our business practices fail to comply with its requirements. If our operations are found to violate the GDPR, we may incur substantial fines, have to change our business practices or face reputational harm, any of which could have an adverse effect on our business. Serious breaches of the GDPR can result in administrative fines of up to 4% of annual worldwide revenues. Fines of up to 2% of annual worldwide revenues can be levied for other specified violations; and

•Various state privacy laws, many of which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data.
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
We and our business partners maintain significant amounts of electronic data in locations around the world. This data relates to all aspects of our business, including current and future offerings, features and services under development, and customer, supplier, partner and personnel data. The secure maintenance and transmission of such data is critical to our operations. Our information technology and other systems that maintain and transmit this information may be compromised by cyberattacks or malicious third-party penetration of our network security or impacted by intentional or unintentional actions (such as tampering) or inaction by our personnel or others. As a result, our customers’, suppliers’, partners’ and/or personnel’s data and funds may be lost, disclosed, corrupted, accessed or taken without such individuals’ consent. We provide confidential and proprietary data to our third-party partners and service providers when it is reasonably necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners and service providers and their technology and systems are also subject to the same risks noted above. To help protect customer accounts, we offer, and in some jurisdictions we require, multi-factor authentication and strong authentication. Given the data intensive nature of our business, we have experienced attempts to breach our systems and other similar incidents in the past and expect to experience additional attempts in the future. We have been and will likely continue to be subject to attempts to gain unauthorized access to customer accounts through our information systems or those we develop for our business partners, including through phishing attacks, exploiting software vulnerabilities or credential stuffing by malicious actors who may try to deploy viruses, worms or other malicious programs. To date, these attacks have not had a material impact on our operations or financial results, but we cannot assure you that they will not have a material impact in the future, including by overloading our systems and network and preventing our legitimate customers from accessing our offerings.
We rely on third-party encryption and authentication technology in an effort to securely store, limit access to, and transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments such as artificial intelligence may result in failures of this technology to protect transaction data or other confidential and sensitive information from being compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party providers, may not detect, prevent or hinder all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, apps, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees, or limit or terminate our access to certain payment methods. We and such third parties may not anticipate, detect or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to, or sabotage, systems change frequently and may not be known until launched against us or our third-party service providers.
Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our personnel or by third parties or failures to detect or adequately respond to breaches of our security measures. These risks increase over time as the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party providers, or cybersecurity incidents could result in: unauthorized access to our sites, apps, networks and systems; unauthorized access to and misappropriation of customer or personnel data, including personally identifiable information, or our or third parties’ other confidential or proprietary information; viruses, worms, spyware or other malware being served from our sites, apps, networks or systems; deletion or modification of content or the display of unauthorized content on our sites or apps; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. The online gaming industry continuously experiences social engineering, phishing, malware, ransomware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. For instance, although we were unaffected, in late 2022, some of our competitors disclosed that their systems were subject to successful attempts by one or more individuals who ultimately gained unauthorized access to customer accounts and withdrew funds from the customers’ accounts, and in 2023 several land-based casinos experienced ransomware attacks, some of which significantly impacted their ability to operate effectively. If a material security breach were to occur, our reputation and brands could be damaged, our business may suffer, we may have to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, implement policies, procedures and response plans, train employees and engage third-party experts and consultants.
Users may experience password or other compromises, whether related to our system or third-party systems, that enable an unauthorized party to obtain a customer’s password to access or obtain that customer’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches, and we may need to in the future to address problems caused by breaches, including notifying affected customers, authorities and regulatory bodies, investigating the matter, and responding to any resulting litigation or regulatory investigations or action, which in turn, diverts resources from growing and expanding our business.
Damage and claims arising from a breach may not be completely covered by our applicable insurance, if at all, or may exceed the amount of any insurance available.
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
Our technology infrastructure is critical to the performance of our platform and offerings and to customer satisfaction. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. We cannot assure you that absolute security will be provided by the measures we take to: detect, prevent, stop or respond to cyber attacks and protect our systems, data and customer information; prevent outages, or data or information loss; and prevent or detect security breaches or fraud. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, disruptions, outages and other performance problems on our platform or offerings due to a variety of factors, including human or software errors, infrastructure changes, power supply issues and capacity constraints. For example, we recently experienced a disruption to our operations in several markets that was caused by a configuration issue set by one of our third-party hosting facilities. To date, such disruptions, individually and in the aggregate, have not had a material impact on us; however, future disruptions from the foregoing factors or unauthorized access to, fraudulent manipulation of, or tampering with our systems, technological infrastructure and data, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.
Because our platform and offerings are complex and incorporate a variety of hardware and proprietary and third-party software, they may contain errors, bugs, flaws or corrupted data, which may become apparent only after their launch and could result in unanticipated downtime or vulnerabilities that could compromise our systems’ security, including inadvertently permitting access to protected customer, vendor or personnel data or disabling access to such data. Online platforms and offerings such as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our platform and offerings and new defects or disruptions may occur in the future. If an offering is unavailable when customers attempt to access it or navigation or other functionality in our platform is slower than expected, customers may be unable to use our offerings as desired and may be less likely to return to our platform as often, if at all. Further, programming errors, defects and data corruption could disrupt our operations, adversely affect our customers’ experience, harm our reputation, cause our customers to stop using our platform or offerings, divert our resources or delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brands and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.
If our customer base and engagement continue to grow, and the amount and types of our offerings continue to grow and evolve, we will need additional technical infrastructure, including network capacity, computing power, and possible increasing reliance on third-party providers, to meet our customers’ demands. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components, in particular in light of supply chain issues caused by political unrest, regional conflicts, chip shortages and other factors, may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, issues related to this infrastructure that are not identified during testing phases may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. Further, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, service degradation or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from weather conditions, natural disasters, power loss, terrorism, cyber attacks, public health emergencies or other catastrophic events, any of which could have a material adverse impact on our business and operations.
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
Failure to maintain the integrity of our computer systems and customer and/or employee data (wherever it resides) could result in damage to our reputation and subject us to fines, payment of damages, lawsuits and restrictions on our use of data.
We collect and process information relating to our customers, personnel and others for various business reasons, including marketing and promotions. The collection and use of personal data is governed by U.S. and foreign privacy laws and regulations, which continue to evolve and may occasionally be inconsistent (or conflict) across jurisdictions. Various U.S. federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy and data retention, transfer and protection. For example, the EU’s adoption of the GDPR, which became fully enforceable in May 2018, includes operational and compliance requirements with significant penalties for non-compliance. California has enacted the California Consumer Privacy Act as amended by the California Privacy Rights Acts, a comprehensive privacy law, which provides some of the strongest U.S. privacy requirements to date. In addition, new privacy laws and requirements in various U.S. states, including in states where we offer real money gaming and where we have personnel, are continuing to come into effect each year.
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

We have incorporated and will likely continue to incorporate artificial intelligence (“AI”) solutions into our business and , and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their product development, product offerings, and technology more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. The use of AI, in particular generative AI, processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our or our vendors’ use of these technologies with respect to our products, services, systems and/or operations becomes more important to us over time.

The use of AI (and, in particular, generative AI) can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or are otherwise flawed, which could harm our reputation and business. The content, analysis, materials, software, recommendations and other outputs produced by AI (and, in particular, generative AI), may be subject to limited or no intellectual property or other proprietary protection. We may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets, or other materials that we provide as inputs to AI technology. If we are unable to assert proprietary rights in such outputs or inputs against use by third parties, we may experience competitive harm, and our financial condition and results of operations may be adversely affected.

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

AI is subject to a dynamic and rapidly evolving legal and regulatory environment, the extent and scope of which may in many instances be uncertain and may vary (or conflict) across jurisdictions. As a result, this may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have proposed a stringent AI regulation with fines in excess of those under the GDPR, and we expect other jurisdictions will adopt similar laws. Other jurisdictions may also decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (like the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI features or the use of generative AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the U.S. Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient or we may be at a competitive disadvantage.

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
We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new U.S federal, state or foreign laws and regulations (including gaming laws and regulations) on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, provide customers the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Various national and local privacy laws also regulate tracking individuals who visit our websites and the use of tracking technologies, including web beacons and cookies. We are obligated to permit individuals to choose how we use and store their information. Failure to obtain cookie consent under laws may result in fines or otherwise limit our ability to use information and potentially limit our marketing and business strategies.
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
We host our online gaming platform and offerings using third-party public and on-premise private cloud infrastructure and hosting services and on-premise server rooms hosted by certain of our land-based casino partners. We do not have full control over the operations of the infrastructure of these third parties that we use or anticipate using such as cloud-hosting providers (i.e., Amazon Web Services and Google Cloud) and on-premises hosting, data centers and related service providers or the facilities (including the server rooms) of our casino partners. Such infrastructure and facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks and incidents, terrorist attacks, power outages and similar events or acts of misconduct. We have experienced and expect in the future to experience, interruptions, delays and outages in service and availability from these providers on account of, among other things, infrastructure changes, human or software errors like the recent configuration issues caused by a third-party data center provider, which resulted in service disruptions in several of the jurisdictions in which we operate, including New Jersey, West Virginia, Maryland, Louisiana and Ohio, website hosting disruptions, power supply issues, and capacity constraints. Any such interruptions, delays or outages that result in sustained or repeated system failures with respect to our platform could reduce the attractiveness of our offerings. Any capacity constraints may also impact our ability to maintain performance of our offerings. Should our agreements with any third-party cloud service provider terminate or we add new cloud infrastructure service providers, we may experience additional costs and platform performance downtime in adding or transitioning to new or additional providers. These impacts (and any associated negative publicity regarding them) may harm our brands or reduce customers’ use of our platform, which may negatively impact our business, financial condition, results of operations and prospects.
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
Nearly all payments on our platform are made by credit card, debit card, ACH bank transfers, e-wallets or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to customers that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our customers, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our customers. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.
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
Our success depends in part on our relationships with third-party service providers. For example, we receive sports betting odds and streaming data, and certain risk management and trading services from third parties, and in some jurisdictions we are required to obtain official league data. We also rely mostly on third parties for content delivery such as online slots, table games, and live dealer games, load balancing and certain cybersecurity protections such as against distributed denial-of-service attacks. If those providers do not perform adequately, our customers may experience issues or interruptions with our offerings, and gaming regulators may hold us responsible for those providers’ errors. Further, if any of our service or data providers terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we may need to find alternate providers, and as consolidation in the gaming and entertainment industries continues, if a competitor acquires any of our third-party providers, we may need to find an alternate provider (which in some cases may be difficult due to the limited number of providers for certain services such as geolocation), and in each case we may be unable to secure similar terms or replace such providers in an acceptable timeframe. Furthermore, sports leagues, teams and venues may enter into exclusive partnerships with our competitors, which could adversely affect our ability to engage in certain types of marketing and promotions, use certain league, team and venue logos, names and/or other intellectual property, and offer certain types of wagers. We also rely on other third-

party software and services such as communications and internal software, and our business may be adversely affected if such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity involving any of our third-party providers, including related to regulatory concerns or allegations of bad or unethical actions, could adversely affect our reputation and brand, result in us severing our relationship with such provider and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third-party vendors into our platform. While we have a vendor management policy and process, which may include performing due diligence and/or risks assessments, as well as potentially seeking contractual and other protections from these vendors, our vendors may infringe the intellectual property rights of others or lack sufficient rights to such technology in all jurisdictions in which we may operate. Some of our third-party license and services agreements allow the vendor to terminate for convenience. If we are unable to obtain or maintain rights to any of this technology because of third-party intellectual property infringement claims against our vendors or us, if our vendors terminate any license or services agreements, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop and maintain our platform or offerings containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, effort and skillsets that we currently do not have, and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may be unable to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, results of operations and prospects.
If Internet or other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.
A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate cybersecurity risks such as distributed denial-of-service attacks. If our service providers experience service interruptions, including because of cyber attacks or due to an event causing an unusually high volume of Internet use, communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 6G services, which may not be successful and thus may impact our customers’ ability to access our platform or offerings in a reasonable fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. We cannot guarantee that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our customers. Any difficulties these providers face, including certain network traffic potentially receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business. In addition, we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our customers’ property or personal information or a delay or interruption in our online services or offerings, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause our customers to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our growth will depend, in part, on the success of our strategic third-party relationships. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our future financial performance.
We rely, and expect to continue to rely, on relationships with casinos, tribes, lotteries and other third parties to attract customers to our offerings. These relationships, along with our use of providers of online services, search engines, social media, directories, affiliate networks and other websites and e-commerce businesses, direct individuals to our offerings. While we believe there are other third parties that could drive individuals to our offerings, adding or switching to them may disrupt our business and increase our costs. If any of our existing or future relationships fail to provide services to us in accordance with the terms of our applicable arrangement, or at all, and we are unable to find suitable alternatives, this could impact our ability to cost-effectively attract customers and harm our business, financial condition, results of operations and prospects.

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
We have engaged, and may in the future engage, in transactions with affiliates and other related parties, including, for example, entering into agreements with the “Rivers” branded casinos located in Pennsylvania, Illinois, New York and Virginia, to operate retail and online sports betting and/or online casino on behalf of such casinos as and when those activities are legalized in each respective jurisdiction. We have also entered into a services agreement with RSG, under which RSG and its affiliates previously provided certain limited corporate and shared services related to functions such as government affairs, business development, insurance and other services, and entered into license agreements with affiliated entities, pursuant to which we license the BetRivers and PlaySugarHouse brands. See “We depend on RSG and certain of its affiliates to provide us with certain limited services, which may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services to the extent that our services agreement with RSG terminates or expires”. While we strive to obtain services from affiliates and other related parties at rates and on terms at least as favorable as we would get from others, if that were not to be achieved in the future it could negatively impact our operations. Mr. Bluhm, our Executive Chairman and one of the Controlling Holders, has an indirect ownership interest in certain of our related parties, including RSG and the “Rivers” branded casinos. See “Certain Relationships and Related Transactions, and Director Independence”. One or both of our Controlling Holders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results may be negatively impacted.
Risks Related to our Liquidity and Capital Resources
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We have made, and intend to continue to make, significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to launch some or all of our offerings in new markets, develop new offerings and features, enhance our existing platform, improve our operating infrastructure or acquire complementary businesses, personnel or technologies. To secure any such additional funds, we may need to engage in equity or debt financings. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, such as preferred stock as authorized by our Charter, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business, financial condition, results of operations and prospects may be harmed.
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
•diverting management’s attention and over-extending our operating infrastructure and management systems, information technology systems, and internal controls, which may be inadequate to support growth;
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
RSILP is a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated for U.S. federal income tax purposes to the holders of RSILP Units, including RSI ASLP, Inc. (the “Special Limited Partner”), which is part of our consolidated group for U.S. federal income tax purposes. Accordingly, we will be required to pay U.S. federal income taxes on the Special Limited Partner’s allocable share of RSILP’s net taxable income. The Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020 (the “RSILP A&R LPA”), requires RSILP to make tax distributions to holders of RSILP Units (including the Special Limited Partner) calculated at certain assumed rates. In some cases, these assumed rates may be significantly higher than the holders’ actual tax rates. The amount of these tax distributions can be significant, in particular as RSILP’s profitability increases, which could have a material adverse impact on our cash flows. In addition to tax expenses, we and the Special Limited Partner will also incur expenses related to the Special Limited Partner’s operations, including its payment obligations under the TRA, which could be significant and some of which RSILP will reimburse (excluding payment obligations under the TRA). The Special Limited Partner intends to cause RSILP to make ordinary distributions and tax distributions to the holders of RSILP Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the TRA and dividends, if any, declared by us. However, as noted below, RSILP’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of RSILP and its subsidiaries and restrictions on distributions that would violate any applicable law or restrictions contained in RSILP’s debt agreements (if any), or that would have the effect of rendering RSILP insolvent. If the Special Limited Partner is unable to make payments under the TRA for any reason, such payments will be deferred and accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.
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
Payments under the TRA are based on the tax reporting positions that we and our consolidated subsidiaries (including the Special Limited Partner) determine. The Internal Revenue Service (“IRS”) or another taxing authority may challenge all or part of the tax basis increases, as well as other tax positions that we and our consolidated subsidiaries (including the Special Limited Partner) take, and a court may sustain such a challenge. If any tax benefits initially claimed by us or our consolidated subsidiaries (including the Special Limited Partner) are disallowed, the Sellers and the exchanging holders will not be required to reimburse the Special Limited Partner for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be applied against and reduce any future cash payments otherwise required to be made by the Special Limited Partner, if any, after determining such excess. However, a challenge to any tax benefits initially claimed by us and our consolidated subsidiaries (including the Special Limited Partner) may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we and our consolidated subsidiaries (including the Special Limited Partner) might otherwise be required to make under the TRA and, thus, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances the Special Limited Partner could make payments under the TRA in excess of our and our consolidated subsidiaries’ (including the Special Limited Partner’s) actual income or franchise tax savings, which could materially impair our and our consolidated subsidiaries’ (including the Special Limited Partner’s) financial condition.
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
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Even if an active market for our securities continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•the timing, amount or duration of the Company’s stock repurchase program;

•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, inflation, changes in tariffs, interest rates, actual or perceived instability in the global banking sector, currency fluctuations, pandemics and acts of war or terrorism.
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
Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may deem to be in their best interests. These provisions include a staggered board, the controlling provisions of the Investor Rights Agreement, a super majority vote required to amend certain Charter provisions and the Board’s ability to designate the terms, and issue new series, of preferred stock, which may make removing management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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
Further, more recently, the closures of Silicon Valley Bank and Signature Bank in 2023 and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans.
We may be subject to litigation in the operation of our business, and an adverse outcome in one or more proceedings could adversely affect our business.
As a growing company with expanding operations, we may from time to time increasingly face the risk of claims, lawsuits and other proceedings involving intellectual property, privacy and data protection, consumer protection, accessibility claims, securities, tax, labor and employment, regulatory and compliance, competition and antitrust, commercial disputes, services and other matters. Litigation to defend us against third-party claims or to enforce any rights that we may have against third parties may be necessary, which may result in substantial costs and divert resources and our management’s attention, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We intend to maintain insurance that we believe is customary for a business of our size and type. However, we may incur losses that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, we cannot be sure our existing insurance coverage - including errors and omissions coverage - will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Any loss incurred could exceed policy limits, be below our applicable deductible or be denied coverage by the insurer for any number of reasons, and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business, financial condition, results of operations and prospects.
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
Emerging technologies, such as blockchain and cryptocurrency, may disrupt traditional gaming models and create new competitive threats for us.

The gaming industry is constantly evolving, and emerging technologies have the potential to disrupt traditional business models and create new competitive landscapes. In recent years, blockchain technology and cryptocurrencies have gained significant attention for their potential applications in gaming, such as decentralized game asset ownership, secure in-game transactions and new monetization models. If these technologies gain widespread adoption, they could fundamentally change the way gaming platforms like ours operate.

Decentralized gaming platforms built on blockchain could offer players greater transparency, security and control over their in-game assets and rewards. This could potentially erode our value proposition and market share if players perceive these decentralized alternatives as more attractive or trustworthy. Moreover, the use of cryptocurrencies for in-game transactions and prize payouts could introduce new regulatory challenges and financial risks for us, such as volatility in cryptocurrency values and compliance with anti-money laundering regulations.

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

In addition, we have processes in place to govern our third-party vendor security risks. We generally gather information, usually through questionnaires, from certain third parties who contract with the Company and receive sensitive data from us or have access to or integrate with our systems, in order to help us assess potential risks associated with their security processes. We also generally require third parties to, among other things, maintain security controls to protect confidential information and data, and generally notify us of any data breaches that may impact our data through obligations that are documented in data processing or other agreements. In addition, we carry insurance that provides certain, limited protection against losses arising from a cybersecurity incident.

Internally, we have a security awareness program, which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply with these policies. The security awareness program offers training on how to identify potential cybersecurity risks and protect our resources and information. These trainings are mandatory for all employees and take place throughout the year, and it is supplemented by testing initiatives, including periodic phishing tests. We also provide access to specialized training for certain employee roles, such as application developers. Finally, our privacy and data protection program requires all employees to take periodic awareness training on data privacy. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

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

Our Chief Information Officer, who has information technology, engineering, product and security knowledge, experience and skills gained over a decade of experience leading product and engineering organizations, our Chief Information Security Officer, who also has over two decades of cybersecurity experience in both public and private organizations, and certain members of their teams as well as outside advisors who have cybersecurity experience are responsible for implementing and maintaining cybersecurity and data protection practices at the Company and reporting on cybersecurity matters to the relevant members of management. This team is supported, from time to time, by third-party consultants and service providers with specific areas of cybersecurity expertise. Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, and maintaining cybersecurity policies and procedures. Management also regularly communicates cybersecurity risks and activities with other members of management and, as appropriate, to our Board or relevant members or committees thereof, including the Audit Committee.

We, like many other companies in the gaming and entertainment space, including some of our market access partners and suppliers, experience routine cybersecurity threats such as DDOS, phishing or social engineering attacks. While our business strategy, results of operations and financial condition have not been materially affected by risks from any such cybersecurity threats, including as a result of previously identified cybersecurity incidents, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 6,575 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams. This lease is set to expire on April 30, 2025, subject to our option to extend the term for two successive years. We also lease office space in the United States (New Jersey and North Dakota), Colombia (Bogota and Medellin), Estonia (Tartu and Tallinn), Canada (Toronto) and Serbia (Belgrade).
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
As of February 27, 2025, there were 34 holders of record of our Class A Common Stock and 16 holders of record of our Class V Voting Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our shares of common stock to date and do not anticipate paying any cash dividends for the foreseeable future. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition as well as general business conditions. The payment of any cash dividends will be within the discretion of the Board at such time. However, our subsidiary, RSILP, is required under the RSILP A&R LPA make certain tax distributions to the RSILP partners. See “Risk Factors — Risks Related to our Securities, Corporate Structure, Governing Documents and Tax Receivable Agreement — Our principal asset is our interests in RSILP (held through our wholly owned subsidiaries), and accordingly we depend on distributions from RSILP to pay taxes and expense” and Note 12 to our consolidated financial statements, included elsewhere in this Annual Report, for additional information.
Stock Price Performance
The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the NYSE Composite Index. The graph assumes an initial investment of $100 in our Class A Common Stock at the market close on February 21, 2020, which was our initial trading day. Data for the S&P 500 Consumer Discretionary Index and the NYSE Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. Historic stock price performance is not necessarily indicative of future stock price performance. Accordingly, we do not make or endorse any predictions as to future performance.

Comparison of Cumulative Total Return
250
200
150
100
50
0
Feb-20
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Rush Street Interactive, Inc.
S&P 500 Consumer Discretionary Index
NYSE Composite

The foregoing performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

	February 2020	December 2020	December 2021	December 2022	December 2023	December 2024
Rush Street Interactive, Inc.	$100	$210	$160	$35	$44	$133
S&P 500 Consumer Discretionary Index	$100	$134	$166	$104	$146	$189
NYSE Composite	$100	$111	$131	$116	$128	$145
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K and Note 7 to our consolidated financial statements, included elsewhere in this Annual Report, for additional information.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). We present these non-GAAP financial measures because they provide us and readers of this MD&A with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Income (Loss), the most comparable GAAP measure, are provided in this MD&A.
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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase. We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states and four international markets as outlined in the table found in “Business — Overview”.
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
We currently generate revenue through two operating models: (i) B2C and (ii) B2B. Through our primary operating model, B2C, we offer online casino, online sports betting, retail sports betting and social gaming directly to the end customer through our websites, apps or physical retail locations. Our B2C operations contributed more than 98% of our total revenue for the years ended December 31, 2024 and 2023, and we expect that it will continue to be our primary operating model into the future. While real-money transactions represent a majority of our B2C revenue, our social gaming offerings generally increase customer engagement and build online databases in key markets both before and after legalization and regulation. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our partner’s operations. Through our B2B operations, we primarily offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission. B2C and B2B products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand.
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

The chart below presents our average MAUs in the United States and Canada for the years ended December 31, 2024, 2023 and 2022:
The year-over-year increase in MAUs in the United States and Canada for 2024 compared to 2023, as well as for 2023 compared to 2022, was mainly due to our continued growth and strong customer retention rates in existing markets, and our continued achievement of positive response from our strategic advertising and marketing efforts. Additionally, the full year of operations in Delaware in 2024 significantly contributed to the year-over-year increase in MAUs for 2024 compared to 2023.

The chart below presents our average MAUs in Latin America (including Mexico) for the years ended December 31, 2024, 2023 and 2022:
The year-over-year increase in MAUs in Latin America for 2024 compared to 2023, as well as for 2023 compared to 2022, was mainly due to our continued growth, strong customer retention rates, and our continued achievement of positive response from our strategic advertising and marketing efforts. We also experienced an uplift in MAUs in 2024 driven by the Copa América soccer tournament in mid-2024 and our launch in Peru during the third quarter of 2024. Additionally, the full year of operations in Mexico in 2023 significantly contributed to the year-over-year increase in MAUs for 2023 compared to 2022.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.

The chart below presents our ARPMAU in the United States and Canada for the years ended December 31, 2024, 2023 and 2022:
The year-over-year increase in ARPMAU in the United States and Canada for 2024 compared to 2023, as well as for 2023 compared to 2022, was mainly due to MAU growth in online casino markets, including Delaware, outpacing that of sportsbetting only markets, the impact of our strategic advertising and marketing efforts and our focus on retaining quality players.
The chart below presents our ARPMAU in Latin America (including Mexico) for the years ended December 31, 2024, 2023 and 2022:
We generally maintained ARPMAU in Latin America at a roughly consistent level for 2024 compared to 2023, while significantly increasing MAUs in the same period. The Company experienced a significant increase in sports betting-only customers, during the Copa América soccer tournament, who generally generate less revenue per customer than customers who use online casino.
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
We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash (i.e., depreciation and amortization, and share-based compensation) or are not related to our underlying business performance (i.e., interest income or expense and change in TRA liability).
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
The table below presents our Adjusted EBITDA reconciled from our Net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss)	$7,236	$(60,055)	$(134,332)

Interest (income) expense, net	(7,493)	(2,765)	573
Income tax expense	24,566	11,209	8,961
Depreciation and amortization	32,203	29,759	14,325
Share-based compensation	35,288	30,020	18,691
Change in TRA liability	739	—	—
Adjusted EBITDA	$92,539	$8,168	$(91,782)
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
Legalization, Regulation and Taxation
Our financial growth prospects largely depend on our ability to make our online casino and sports betting offerings available in more jurisdictions, with particular emphasis on the United States and Latin America, a trend that we believe is still in its early stage. Online casino may expand further due to many factors, including that many U.S. states and foreign jurisdictions are seeking ways to increase revenues. In the United States, online sports betting’s prospects were made possible after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to enter new jurisdictions that we believe are financially prudent for us to enter. Online casino is currently authorized only in eight U.S. states: Connecticut, Delaware, Michigan, New Jersey, Pennsylvania, West Virginia, Rhode Island and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). As of the date hereof, 39 states and the District of Columbia have authorized sports betting. Of those 40 jurisdictions, 32 states have authorized statewide online sports betting while 8 remain authorized for retail-only at casinos or retail locations. In Latin America, several countries, including Argentina, Ecuador, Brazil and Peru, are either exploring legalizing, expanding or regulating online casino and/or online sports betting, or have recently legalized these activities.
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
States, foreign jurisdictions and some local governments impose tax rates on online casino and sports betting, which may vary substantially between jurisdictions and may change from time to time, usually because of factors outside our control. We are also subject to a U.S. federal excise tax of 0.25% on the amount of each sports bet placed in the United States. We believe the jurisdictions that will create the most compelling levels of profitability for us are jurisdictions with both online casino and sports betting at favorable tax rates.
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
Player Liquidity and Volume for Online Poker
The success, and ultimately the profitability, of online poker offering is generally dependent on high levels of player liquidity and volume of game play or tournament participation. In most cases, our profitability levels from our online poker offering will increase as more players participate and the aggregate amount of wagers increases.
Key Components of Revenue and Expenses
We currently offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states, Colombia, Ontario, Canada, Mexico and Peru. We also provide social gaming (where permitted), where users can earn or purchase virtual credits to enjoy free-to-play games.
Our revenue is predominantly generated from our U.S. and Canada operations, with the remaining revenue being generated from our Latin America (including Mexico) operations. See Note 3 to our consolidated financial statements, included elsewhere in this Annual Report. We generate revenue primarily through the following offerings:
Online Casino
Online casino offerings typically include the full suite of games available in bricks-and-mortar casinos, such as table games (i.e., blackjack and roulette), slot machines and poker games. For these offerings (other than online poker), similar to bricks-and-mortar casinos, we generate revenue through hold, or gross winnings, as customers play against the house. For our poker game offerings, like land-based card rooms that are typically incorporated in land-based casinos, we are generally not exposed to the risks of game play or the outcome of the game as players are not playing against the house but are instead playing against each other on a peer-to-peer basis. We generate revenue through rake, or a small commission taken from the total wagers placed on the hand, which is generally subject to a cap, and through tournament entry fees. Like bricks-and-mortar casinos, there is volatility with online casino, but as the number of bets placed increases, the revenue retained from bets placed becomes easier to predict. Our experience has been that online casino revenue is less volatile than sports betting revenue.
Our online casino offering consists of a combination of licensed content from leading industry suppliers, customized third-party games, our proprietary online poker platform and a small number of proprietary games that were developed exclusively for us. Third-party content is usually subject to standard revenue-sharing agreements specific to each supplier, where the supplier generally receives a percentage of the net gaming revenue generated from its casino games played on our platform. In exchange, we receive a limited license to offer the games on our platform to customers in permitted jurisdictions. We generally pay much lower fees on revenue generated through our proprietary casino games such as our multi-bet blackjack (with side bets: 21+3, Lucky Ladies, Lucky Lucky), and single-deck blackjack, which primarily relate to hosting/remote gaming server fees and certain intellectual property license fees.
With respect to online poker, player liquidity, or the number or volume of players with an operator, is critical to the success of the game, with a greater number of players supporting a wider range and greater volume of games and larger tournaments, thereby increasing the quality of the offering to the consumer. Our online poker offerings include a comprehensive suite of game formats, including cash games, sit & go tournaments, and multi-table tournaments, catering to players of all skill levels. Players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof.
Online casino revenue (other than from online poker) is generated based on total customer bets less amounts paid to customers for winning bets, less incentives awarded to customers, plus or minus the change in the progressive jackpot reserve. Online casino revenue from online poker is recognized as rake (i.e., percentage of a game’s wagers earned by the Company for satisfying the performance obligation) less any value given back to players, which could be in the form of cash, tournament tickets or other form of bonuses.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should typically correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our third-party platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes primarily relate to state taxes and are determined on a jurisdiction-by-jurisdiction basis. We incur payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
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
General and Administrative. General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expense for dedicated personnel, professional fees related to legal, compliance, audit and consulting services, rent, insurance costs, technology and foreign exchange gains or losses.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, trademark, developed technology and other intangibles) and finance lease right-of-use assets over their useful lives. See Notes 2, 4, 5 and 13 to our consolidated financial statements, included elsewhere in this Annual Report.
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
Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Revenue	$924,083	$691,161	$232,922	34%
Costs of revenue	602,036	465,014	137,022	29%
Advertising and promotions	158,590	160,650	(2,060)	(1)%
General and administrative	106,945	87,349	19,596	22%
Depreciation and amortization	32,203	29,759	2,444	8%
Income (loss) from operations	24,309	(51,611)	75,920	147%
Interest income, net	7,493	2,765	4,728	171%
Income (loss) before income taxes	31,802	(48,846)	80,648	165%
Income tax expense	24,566	11,209	13,357	119%
Net income (loss)	$7,236	$(60,055)	$67,291	112%
Revenue. Revenue increased by $232.9 million, or 34%, to $924.1 million in 2024 as compared to $691.2 million in 2023. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets that launched during 2023 and 2024. The increase reflects higher period-over-period online casino and sports betting revenue of $243.0 million and social gaming revenue of $0.4 million, which was partially offset by a decrease of retail sports betting revenue of $10.5 million due to our exit from the Connecticut market in 2023.
Costs of Revenue. Costs of revenue increased by $137.0 million, or 29%, to $602.0 million in 2024 as compared to $465.0 million in 2023. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Market access costs, gaming taxes, operating expenses, and payment processing costs contributed $58.5 million, $44.8 million, $20.9 million and $10.5 million, respectively, to the year-over-year increase in costs of revenue, with personnel costs contributing to the remaining $2.3 million of the year-over-year increase. Costs of revenue as a percentage of revenue decreased to 65% in 2024 as compared to 67% in 2023.
Advertising and Promotions. Advertising and promotions expense decreased by $2.1 million, or 1%, to $158.6 million in 2024 as compared to $160.7 million in 2023. The decrease was mainly due to management’s strategy of rationalizing marketing spend as the North American and Latin American online gaming industries continue to mature. Advertising and promotions expense as a percentage of revenue decreased to 17% in 2024 as compared to 23% in 2023.
General and Administrative. General and administrative expense increased by $19.6 million, or 22%, to $106.9 million in 2024 as compared to $87.3 million in 2023. The year-over-year increase was due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 12% in 2024 as compared to 13% in 2023.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.4 million, or 8%, to $32.2 million in 2024 as compared to $29.8 million in 2023. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% in 2024 as compared to 4% in 2023.
Interest Income, Net. Interest income, net, increased by $4.7 million, or 171%, to $7.5 million in 2024 as compared to $2.8 million in 2023. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2023.
Income tax expense. Income tax expense increased by $13.4 million, or 119%, to $24.6 million in 2024 as compared to $11.2 million in 2023. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 3% in 2024 and as compared to 2% in 2023.

Comparison of the Years Ended December 31, 2023 and 2022
A discussion of changes in our results of operations in 2023 compared to 2022 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Seasonality and Other Trends Impacting Our Business
Our results of operations may, and generally do, fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number, timing and type of sporting events, the length of professional sports seasons, our offerings and marketing efforts and those of our competitors (including those not just in the online gaming industry but also in the entertainment industry broadly), other forms of entertainment available to our customers, weather conditions, public sentiment, an economic downturn or other economic factors such as inflation, economic uncertainty or macroeconomic conditions. As customer engagement varies, so may our financial performance.
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
Our online sports betting and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the NFL, NBA, college football and basketball seasons. With respect to our online sports betting and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl, the NBA finals and NCAA basketball March Madness. In addition, sports betting activity is impacted by the occurrence of periodic events (e.g., Copa América, UEFA, Olympics).
From a legislative perspective, we continue to see strong momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, many of these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we also continue to see strong momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund expanding budgets. For example, in 2025 through the date of this filing, several U.S. states introduced bills to legalize and regulate online casino. While the outcome of these bills is uncertain, and some of them have already been tabled or did not receive the necessary votes to proceed at this time, it shows that there is strong interest in legalizing online casino. Additionally, we have seen governmental officials or legislative or regulatory bodies in certain jurisdictions in which we operate consider, and in limited cases to date, approve, increases in gaming-related taxes or other types of taxes on companies operating in the gaming industry. While it is unclear at this time if this will continue, any proposed legislation or other similar actions to increase existing taxes on online sportsbook and/or casino could negatively impact our business, profitability and cash flows.
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
We had $229.2 million in cash and cash equivalents as of December 31, 2024 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
In connection with the Business Combination, we executed the TRA, which generally provides that the Special Limited Partner pay an amount equal to 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments thereunder are expected in the near future as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized.
We expect our existing cash and cash equivalent and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. See Note 14 of our consolidated financial statements, included elsewhere in this Annual Report for a summary of our commitments as of December 31, 2024. We also expect certain costs such as marketing, market access and license fees to increase to the extent we pursue expansion opportunities in new and existing jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to our consolidated financial statements, included elsewhere in this Annual Report.
We expect our material cash requirements during the upcoming 12-month period to include $5.8 million of non-cancellable purchase obligations with marketing vendors, $3.6 million of license and market access fees and $2.4 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $39.1 million of additional non-cancellable purchase obligations including obligations for license and market access fees, arrangements with marketing vendors and lease payments subsequent to the upcoming 12-month period. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.

Surety Bonds

We had been issued $31.1 million and $28.0 million in surety bonds as of December 31, 2024 and 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the behalf of customers.
We had been issued $6.1 million and $4.6 million in surety bonds as of December 31, 2024 and 2023, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is remote.
Letters of Credit
As of December 31, 2024 and 2023, we had no outstanding debt. As of December 31, 2024 and 2023, we had an outstanding letter of credit for $4.3 million and $3.1 million, respectively, in connection with our operations in Colombia for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$106,449	$(5,932)	$(60,321)
Net cash used in investing activities	(33,363)	(33,780)	(28,990)
Net cash used in financing activities	(2,652)	(518)	(1,216)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,655)	5,126	(3,721)
Net change in cash, cash equivalents and restricted cash	$61,779	$(35,104)	$(94,248)
A discussion of changes in cash flows in 2024 compared to 2023 is included below. A discussion of changes in cash flows in 2023 compared to 2022 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Operating activities. Net cash provided by operating activities was $106.4 million for the year ended December 31, 2024 as compared to $5.9 million used in operating activities for the year ended December 31, 2023. The increased provision of cash reflects a higher period-over-period net income totaling $67.3 million, increased non-cash expenses of $7.3 million, and an increase of $37.8 million due to the change in operating assets and liabilities. The increase in non-cash expenses was driven primarily by additional share-based compensation expense totaling $5.3 million, depreciation and amortization expense of $2.4 million, non-cash lease expense of $0.2 million and deferred income taxes of $0.1 million, which was partially offset by fewer write-offs of long-lived assets of $0.7 million.
Investing activities. Net cash used in investing activities during 2024 decreased by $0.4 million to $33.4 million, as compared to $33.8 million during 2023. The decrease reflects lower period-over-period cash paid for gaming licenses of $3.2 million, short-term investments of $1.2 million, investment in equity securities of $0.5 million, and property and equipment purchases of $0.4 million. This was partially offset by higher cash paid for internally developed software totaling $1.9 million, other intangible assets of $1.3 million and the proceeds from the maturity of long-term deposits of $1.7 million in 2023.

Financing activities. Net cash used in financing activities during 2024 increased by $2.1 million to $2.6 million, as compared to $0.5 million during 2023. The increase reflects both higher payments of employee taxes related to shares withheld and finance liabilities totaling $1.2 million and $1.0 million, respectively, which was slightly offset by proceeds from exercise of stock options of $0.1 million in 2024.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The net effect of exchange rate changes on cash, cash equivalents and restricted cash, when expressed in U.S. Dollar terms, was a decrease of $8.7 million for the year ended December 31, 2024 as compared to an increase of $5.1 million in 2023. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
Share-based Compensation
We have issued stock-based awards with service-based conditions or market-based conditions. Our historical and outstanding share-based compensation awards are described in Note 8 to our consolidated financial statements, included elsewhere in this Annual Report.
Share-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards. To estimate the fair value of stock option awards, we used the Black-Scholes model, and we used a Monte Carlo simulation to determine the fair value of grants with market-based conditions. Both the Black-Scholes model and the Monte Carlo simulation require management to make a number of key assumptions, including expected volatility, expected term, fair value of our Class A Common Stock, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model is calculated using the simplified method as we have insufficient historical information regarding our stock options to provide a basis for an estimate. Under this approach, the expected term, which represents the period of time that the options are expected to be outstanding, is estimated using the midpoint between the requisite service period and the contractual term of the option. The fair value of our Class A Common Stock is determined based on the quoted market price.
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
Emerging Growth Company Status
Historically, we qualified as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act allows EGCs to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies.
Based on the market value of our Class A Common Stock held by non-affiliates as of June 28, 2024 (the last business day of the most recently completed second fiscal quarter), we became a large accelerated filer and thus ceased to qualify as an EGC as of December 31, 2024. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and no longer being able to apply reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we are no longer able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.

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
Interest Rate Risk
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $232.8 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our consolidated financial statements for the year ended December 31, 2024.
Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 15% of our revenue for the fiscal years ended December 31, 2024 and 2023, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our consolidated financial statements for the year ended December 31, 2024.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the fiscal year ended December 31, 2024. However, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, WithumSmith+Brown, PC has issued an attestation report on the Company’s internal control over financial reporting, which appears in Part II, Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report.
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
ITEM 9B. OTHER INFORMATION
First Amendment to the RSILP A&R LPA
On February 24, 2025, the Board approved and directed RSI GP, as the sole general partner of RSILP, to review, negotiate and enter into that certain Amendment No. 1 to the RSILP A&R LPA (the “First Amendment”), and on February

25, 2025, RSI GP entered into the First Amendment. Among other things, the First Amendment amended the definition of “Assumed Tax Rate” to better align with its limited partner base and amended the definition of “Assumed Tax Liability” to account for the carryover of items of loss, deduction, credit and expense previously allocated to the limited partners, allowing them to be carried forward and used to offset income allocated to the limited partners by RSILP for a subsequent taxable year, in accordance with the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended (or comparable provision of state tax law). The foregoing is not a complete description of the First Amendment and is qualified by reference to the full text and terms of the First Amendment, which is filed as Exhibit 10.24 to this Annual Report on Form 10-K and incorporated herein by reference.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2025 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(a)1. Financial Statements

Consolidated Financial Statements of Rush Street Interactive, Inc. as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Changes in Stockholders' Equity	F-7
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-11

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rush Street Interactive, Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Rush Street Interactive, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “ consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Restricted Stock Units with Market-Based Conditions

Critical Audit Matter Description

As described in Note 8 to the consolidated financial statements, during the year ended December 31, 2024, the Company issued 1.2 million Restricted Stock Units (“RSUs”) with market-based conditions that had a total fair value of $10.4 million. Specific vesting conditions for these RSUs are based on the Company’s total shareholder return relative to a peer group as defined in the grant agreement. The fair value of RSUs with market conditions was determined using a Monte Carlo simulation with the assistance of the Company’s third-party valuation specialist. The Monte Carlo simulation requires the Company to make certain key assumptions, including expected volatility, expected term, and risk-free interest rate. Given the inherent uncertainties and application of judgment involved in the valuation of RSUs with market conditions, our audit procedures required a high degree of subjective auditor judgment and involvement from our valuation specialists.

Response

To address this matter, through our integrated audit approach, we performed both control testing as well as substantive audit procedures. We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over share-based compensation. We tested controls over management’s review of the assumptions used with regards to the valuation of the RSUs with market-based conditions. We also tested management's controls to validate that data used in management’s estimates in the valuation was complete and accurate. Our substantive audit procedures included, among other things, inspecting grant agreements and Board of Director minutes to evaluate key terms of the RSUs with market-based conditions granted, testing the significant assumptions underlying the performance conditions, and testing the completeness and accuracy of the underlying data by agreeing the underlying inputs, such as grant date, exercise price, and vesting conditions back to source documents such as Board of Directors minutes and grant agreements. With the assistance of our valuation specialists, we evaluated management’s valuation of the RSUs with market-based conditions by evaluating the Monte Carlo valuation methodology and the reasonableness of the valuation assumptions, including the expected volatility, the risk-free interest rate, and correlation coefficients, and independently calculating a fair value estimate for the RSUs with market-based conditions. We tested management’s significant assumptions by comparing the assumptions to current market and economic trends, historical results of the Company's business, and to other relevant factors. We also evaluated the adequacy of the Company’s share-based compensation disclosures included in Notes 2 and 8 of the consolidated financial statements in relation to these matters.

Capitalized Internally Developed Software Costs

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company capitalizes qualifying costs incurred to develop internal-use software when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development and implementation of internal-use software. During the year ended December 31, 2024, the Company capitalized $24.4 million of qualifying costs incurred to develop internal use software. As of December 31, 2024, the Company had $38.9 million of unamortized internally developed software costs. Management applies judgment to estimate the costs incurred by its software engineers, specifically during the application development stage of capitalizable projects. Given the judgment required by management, our audit procedures required a high degree of auditor judgment, subjectivity, and effort to evaluate management’s conclusions.

Response

To address this matter, through our integrated audit approach, we performed both control testing as well as substantive audit procedures. We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the Company’s capitalized internally developed software costs process. We tested controls over the Company’s process to review the time incurred by developers on each project and controls over management’s estimation of the labor costs to capitalize. To test the Company’s capitalized internally developed software costs, we obtained an understanding of management’s process for evaluating internally developed software costs and the nature of internal software development costs capitalized. We performed audit procedures that included, among other things, inspecting underlying documentation to evaluate whether the costs were capitalizable under the applicable accounting standards for a sample of projects. We interviewed technology and development project managers to understand the objectives, nature, and status of the projects. During these discussions, we compared their responses on time spent on capitalizable projects to management's estimates of capitalization percentages based on level and position, noting no inconsistencies. We also inspected underlying documentation and tested the data supporting the nature and amount of labor costs capitalized.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
February 28, 2025

PCAOB ID Number 100

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$229,171	$168,330
Restricted cash	3,585	2,647
Players' receivables	14,910	10,516
Due from affiliates	18,211	33,471
Prepaid expenses and other current assets	19,169	13,651
Total current assets	285,046	228,615

Intangible assets, net	77,347	74,874
Property and equipment, net	7,239	8,611
Operating lease assets	2,419	1,276
Other assets	7,415	5,204
Total assets	$379,466	$318,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,798	$32,347
Accrued expenses	72,702	51,131
Players' liabilities	43,703	42,135
Other current liabilities	20,927	12,080
Total current liabilities	163,130	137,693

Non-current liabilities	18,020	14,758
Total liabilities	181,150	152,451

Commitments and contingencies (Note 14)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of December 31, 2024 and 2023; 90,511,441 and 72,387,409 shares issued and outstanding as of December 31, 2024 and 2023, respectively	9	7
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2024 and 2023; 135,748,023 and 150,434,310 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13	15
Additional paid-in capital	217,675	192,163
Accumulated other comprehensive loss	(3,090)	(100)
Accumulated deficit	(135,929)	(138,317)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	78,678	53,768

Non-controlling interests	119,638	112,361
Total stockholders’ equity	198,316	166,129
Total liabilities and stockholders’ equity	$379,466	$318,580
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2024	2023	2022
Revenue	$924,083	$691,161	$592,212

Operating costs and expenses
Costs of revenue	602,036	465,014	414,664
Advertising and promotions	158,590	160,650	220,460
General and administrative	106,945	87,349	67,561
Depreciation and amortization	32,203	29,759	14,325
Total operating costs and expenses	899,774	742,772	717,010
Income (loss) from operations	24,309	(51,611)	(124,798)

Other income (expense)
Interest income (expense), net	7,493	2,765	(573)
Income (loss) before income taxes	31,802	(48,846)	(125,371)

Income tax expense	24,566	11,209	8,961
Net income (loss)	7,236	(60,055)	(134,332)
Net income (loss) attributable to non-controlling interests	4,848	(41,750)	(95,701)
Net income (loss) attributable to Rush Street Interactive, Inc.	$2,388	$(18,305)	$(38,631)

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – basic	$0.03	$(0.27)	$(0.61)
Weighted average common shares outstanding – basic	81,784,916	68,508,093	63,532,906

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – diluted	$0.03	$(0.27)	$(0.61)
Weighted average common shares outstanding – diluted	88,415,067	68,508,093	63,532,906
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	December 31,
	2024	2023	2022
Net income (loss)	$7,236	$(60,055)	$(134,332)

Other comprehensive income (loss)
Foreign currency translation adjustment	(7,417)	5,290	(3,886)
Comprehensive loss	(181)	(54,765)	(138,218)

Comprehensive income (loss) attributable to non-controlling interests	198	(38,111)	(98,441)
Comprehensive loss attributable to Rush Street Interactive, Inc.	$(379)	$(16,654)	$(39,777)
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation	—	—	—	—	13,058	—	—	13,058	22,230	35,288
Issuance of Class A Common Stock upon exercise of stock option	20,437	—	—	—	24	—	—	24	43	67
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	3,417,308	—	—	—	(1,167)	—	—	(1,167)	(1,820)	(2,987)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	14,686,287	2	(14,686,287)	(2)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,767)	—	(2,767)	(4,650)	(7,417)
Net income	—	—	—	—	—	—	2,388	2,388	4,848	7,236
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	13,597	(223)	—	13,374	(13,374)	—
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	—	—	—	—	9,389	—	—	9,389	20,631	30,020
Issuance of Class A Common Stock under the equity compensation plan	1,754,519	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,521,274	1	(5,521,274)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,651	—	1,651	3,639	5,290
Net loss	—	—	—	—	—	—	(18,305)	(18,305)	(41,750)	(60,055)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	5,091	(103)	—	4,988	(4,988)	—
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,118,406	$6	158,702,329	$16	$167,270	$(475)	$(81,381)	$85,436	$222,265	$307,701
Share-based compensation	—	—	—	—	5,459	—	—	5,459	13,232	18,691
Issuance of Class A Common Stock under the equity compensation plan	706,465	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	3,226,745	—	(3,226,745)	—	—	—	—	—	—	—
Acquisition of trademark intangible asset	60,000	—	480,000	—	786	—	—	786	1,914	2,700
Foreign currency translation adjustment	—	—	—	—	—	(1,146)	—	(1,146)	(2,740)	(3,886)
Net loss	—	—	—	—	—	—	(38,631)	(38,631)	(95,701)	(134,332)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,168	(27)	—	4,141	(4,141)	—
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$7,236	$(60,055)	$(134,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share-based compensation expense	35,288	30,020	18,691
Depreciation and amortization expense	32,203	29,759	14,325
Deferred income tax	(143)	(255)	(50)
Noncash lease expense	891	697	616
Long-lived assets write off	—	683	—
Changes in assets and liabilities:
Players’ receivables	(4,814)	658	(5,345)
Due from affiliates	15,261	2,433	(7,745)
Prepaid expenses and other current assets	(7,765)	(228)	(3,567)
Accounts payable, accrued expenses and other current liabilities	25,922	(9,267)	38,734
Players’ liabilities	2,370	(377)	18,352
Net cash provided by (used in) operating activities	106,449	(5,932)	(60,321)

Cash flows from investing activities
Internally developed software costs	(24,420)	(22,619)	(16,770)
Acquisition of gaming licenses	(4,081)	(7,279)	(5,484)
Acquisition of other intangibles	(2,075)	(765)	—
Short-term investments	(1,862)	(3,061)	—
Purchases of property and equipment	(925)	(1,291)	(4,157)
Investments in equity securities	—	(470)	—
Proceeds from (investment in) long-term time deposits	—	1,705	(689)
Acquisition of trademark intangible asset, net of cash acquired	—	—	(1,890)
Net cash used in investing activities	(33,363)	(33,780)	(28,990)

Cash flows from financing activities
Principal payments of finance lease liabilities	(1,559)	(518)	(1,216)
Payments for employee taxes related to shares withheld	(1,160)	—	—
Proceeds from exercise of stock options	67	—	—
Net cash used in financing activities	(2,652)	(518)	(1,216)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,655)	5,126	(3,721)

Net change in cash, cash equivalents and restricted cash	61,779	(35,104)	(94,248)
Cash, cash equivalents and restricted cash, at the beginning of the year	170,977	206,081	300,329
Cash, cash equivalents and restricted cash, at the end of the year	$232,756	$170,977	$206,081

	December 31,
	2024	2023	2022
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,582	$210	$965
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	1,986	2,423	1,124
Allocation of equity and non-controlling interests upon changes in RSILP ownership	13,374	4,988	4,140
Class A Common stock issued to acquire trademark intangible asset	—	—	2,400
Class V Common stock issued to acquire trademark intangible asset	—	—	300
Shares withheld for employee taxes in Other Current Liabilities	1,827	—	—
Property and equipment purchases in Accounts Payable and Accrued Expenses	5	212	(29)
Capitalized intangible assets in Accounts Payable and Accrued Expenses	657	609	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,549	$7,385	$6,795
Cash paid for interest	908	938	937
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
RSI launched its first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. The Company establishes and utilizes subsidiaries to facilitate its operations in jurisdictions where the Company is licensed to operate. In 2018, RSI also became the first U.S.-based online gaming operator to launch in Colombia, which was an early adopting Latin American country to legalize and regulate online casino and sports betting nationally. In addition, RSI launched its real-money offering in Canada and Mexico during the second quarter of 2022, and in Peru during the third quarter of 2024.
As of December 31, 2024, RSI offered real-money online casino, online sports betting and/or retail sports betting in the 15 U.S. states and four international jurisdictions as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Peru	✓	✓
Subsequent to year end, in January 2025, the Company launched retail sports betting operations in support of the Swinomish Indian Tribal Community in Washington State.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, and all entities in which the Company has a controlling interest. RSI is deemed to have a controlling interest of RSILP through its wholly owned subsidiary RSI GP, LLC (“RSI GP”), which is the sole general partner of RSILP. For consolidated entities that are less than wholly owned, third-party holdings of equity interests are presented as Non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of changes in stockholders’ equity. The portion of net income (loss) attributable to the non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s consolidated statements of operations, while the portion of comprehensive income (loss) attributable to the non-controlling interests is reported as comprehensive income (loss) attributable to non-controlling interests in the Company’s consolidated statements of comprehensive income (loss). All intercompany accounts and transactions have been eliminated upon consolidation.
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
As an Up-C, substantially all of the assets of the combined company are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The Company controls RSILP through RSI GP. As of December 31, 2024, the Company owned 40.00% of the RSILP Units and the holders of the non-controlling interest 60.00% of the RSILP Units.
Neil G. Bluhm and Richard Schwartz and their respective trusts and entities controlled or beneficially owned by them (collectively, the “Controlling Holders”) together as a group control a majority of the voting power of the Company’s outstanding common stock. As a result, RSI is a “controlled company” under the New York Stock Exchange’s corporate governance standards.
Emerging Growth Company Status
Historically, the Company qualified as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). However, based on the market value of the Company’s Class A Common Stock held by non-affiliates as of June 28, 2024 (the last business day of the most recently completed second fiscal quarter), the Company became a large-accelerated filer and thus ceased to qualify as an EGC as of December 31, 2024. As a result, the Company is now required to adopt new or revised accounting standards as required for public companies, including those standards which the Company had previously deferred pursuant to the JOBS Act. Additionally, the Company is no longer able to take advantage of the reduced regulatory and reporting requirements of EGCs.
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
Liquidity and Capital Resources
The Company currently expects that its cash and positive operating cash flows will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report based on future spend assumptions. The Company generated cash inflows from operations of $106.4 million for the year ended December 31, 2024, and experienced cash outflows from operations of $5.9 million and $60.3 million for the years ended December 31, 2023 and 2022, respectively.
The Company had working capital totaling $121.9 million as of December 31, 2024.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards and acquired intangibles; internally developed software; long-lived assets and investments in equity; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; accrued expenses; determination of the incremental borrowing rate to calculate certain operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the tax receivable agreement (the “Tax Receivable Agreement” or “TRA”) entered into in connection with the closing on December 29, 2020 of the Business Combination (the “Closing”).
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
The following table reconciles cash and cash equivalents and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows:

	December 31,
($ in thousands)	2024	2023
Cash and cash equivalents(1)	$229,171	$168,330
Restricted cash	3,585	2,647
Total cash, cash equivalents and restricted cash	$232,756	$170,977
(1) The Company had cash equivalents of $117.7 million and $78.4 million as of December 31, 2024 and 2023, respectively. Cash equivalents are composed of money market funds and certificates of deposits with original maturities of 90 days or less. Money market funds of $107.5 million and $68.7 million as of December 31, 2024 and 2023, respectively, are valued using quoted market prices at period-end.

Players Receivables
Players receivables consist of cash deposits from customers that the Company has not yet received. Players receivables are reported at the amount that the Company expects to collect from customers, generally via third-party payment processors. These receivables arise due to the timing difference between a customer’s deposit and the Company’s receipt of that deposit from the payment processor. The amounts are generally outstanding for a short period of time. On a periodic basis, the Company evaluates its players receivables and establishes an allowance for credit losses based on a specific review of the accounts as well as historical collection experience and current economic conditions. No allowance for credit losses was recorded for the periods presented in these consolidated financial statements.

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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. Prepaid expenses totaled $5.5 million and $7.5 million as of December 31, 2024 and 2023, respectively.
Short-term investments consist of certificates of deposits with original maturities greater than three months but not greater than one year. As of December 31, 2024 and 2023, the Company had short-term investments of $4.3 million and $3.1 million, respectively.
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
Intangible Assets, Net
License Fees, Net
The Company incurs costs in connection with operating in certain jurisdictions, including license applications fees, upfront or fixed market access payments to strategic partners and related renewals or extensions. These costs are capitalized as an intangible asset and amortized over the estimated useful life of the asset using the straight-line method. In certain markets, the Company agrees to pay minimum market access royalties to its partner, which is considered an integral cost in connection with operating in certain jurisdictions. The Company records fixed minimum royalty payments as intangible assets with an offset to deferred royalty liabilities, both of which are included on the consolidated balance sheets. The Company’s access to operate in a particular market is often dependent upon the continued viability of its strategic partner in that market. The useful life is the period over which the asset is expected to contribute directly or indirectly to the Company’s cash flows. The remaining useful life of license fee intangible assets is evaluated at least annually.
Internally Developed Software
Software that is developed for internal use is accounted for pursuant to Accounting Standards Codification (“ASC”) 350-40, Intangibles, Goodwill and Other - Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to development and implementation of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of three years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.
Trademark Asset
On June 10, 2022, the Company purchased all of the equity interests of Rush Street Productions, LLC, a Delaware limited liability company (“RSP”), in exchange for $1.5 million cash (net of $0.7 million cash acquired), 480,000 RSILP Units and the same number of newly issued shares of Class V Common Stock, par value $0.0001 per share of the Company (the “Class V Common Stock”), valued at $2.4 million, and 60,000 shares of Class A Common Stock of the Company, par value $0.0001 per share of the Company (the “Class A Common Stock”), valued at $0.3 million. The Company also assumed $0.5 million of outstanding liabilities and incurred $0.4 million of transaction costs directly attributable to the acquisition.
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

The Company capitalized a $5.1 million trademark intangible asset representing the total consideration paid of $4.2 million, assumed liabilities of $0.5 million, and legal and consulting fees incurred that were directly attributable to the asset acquisition of $0.4 million. The asset is included in Intangible Assets, Net, on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 and is amortized over the estimated useful life of five years using the straight-line method. The asset acquisition is presented on the consolidated statement of cash flows as net cash used in investing activities.
Developed Technology
The Company capitalizes acquired intellectual property as developed technology intangible assets in accordance with ASC 350-30, General Intangibles Other Than Goodwill. The assets are recognized in Intangible Assets, Net, on the Company’s consolidated balance sheets and are amortized over the estimated useful life of four to eight years using the straight-line method.
Other Intangibles
The Company capitalizes costs associated with the purchases of software licenses and customer lists, and the development and production of media content in accordance with ASC 350, Intangibles - Goodwill and Other. The assets are included in Intangible Assets, Net, on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 and are amortized over the estimated useful life of one to three years.
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
As of December 31, 2024 and 2023, the Company had investments in equity of $2.0 million. The equity investments are accounted for in accordance with ASC 321-10, and the Company accounts for the equity investments at cost less

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment because there are no readily determinable fair values for these investments as of December 31, 2024 and 2023. No impairment was recorded during the years ended December 31, 2024 and 2023. The investments are recognized in other assets on the Company’s consolidated balance sheets.
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment, operating lease right-of-use assets, finance lease right-of-use assets and finite-lived intangible assets (i.e., license fees, internally developed software, developed technology and other intangibles).
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
Deferred Royalty
The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the consolidated balance sheets at the present value of future payments discounted using a rate that reflects the duration of the agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations. The Company classifies deferred royalty liabilities as either current or non-current liabilities based on the timing of future payments, and amounts are included in the Company’s consolidated balance sheets under Other current liabilities or Non-current liabilities, depending on their classification.
Surety Bonds
The Company had been issued $31.1 million and $28.0 million in surety bonds as of December 31, 2024 and 2023, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $6.1 million and $4.6 million in surety bonds as of December 31, 2024 and 2023, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of the Company’s surety bonds and the likelihood of future claims is remote.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash, restricted cash, cash equivalents, and short term investments. The Company maintains cash, restricted cash, cash equivalents, and short term investments within separate bank accounts across multiple financial institutions. Any loss incurred, or a lack of access, to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Although the Company maintains balances with certain institutions in excess of the federally insured limits, the Company is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts.

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
For leases with an initial term greater than 12 months, a related lease liability is recorded on the consolidated balance sheets at the present value of future payments discounted using the interest rate implicit in the lease and if not determinable, the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of lease expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require variable payments consisting of common area maintenance costs (i.e., variable lease cost). Variable lease costs are expensed as incurred. The Company made an accounting policy election to exclude any short-term lease (i.e., leases with a term of twelve months or less) from the balance sheets. Short-term lease expense is recognized on a straight-line basis over the lease term.
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
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as table games (i.e., blackjack and roulette), slot machines and poker games. The Company generates revenue from these offerings (other than online poker) through hold, or gross winnings, as customers play against the house. Online casino revenue other than from online poker is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot liability. Online casino revenue from online poker is recognized as rake (i.e., percentage of a game’s wagers earned by the Company for satisfying the

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance obligation) less any value given back to players, which could be in the form of cash, tournament tickets or other form of bonuses.
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
Performance obligations related to online gaming (other than from online poker) and sports betting transactions include (1) servicing the customer’s bet, which is fulfilled when the outcome of the bet is known and (2) transferring additional goods or services to a player for which the Company has received consideration, such as bonus store points or other discretionary bonus incentives. The Company’s performance obligations related to online poker include operating games and tournaments in compliance with established rules, calculating results, and distributing payouts based on those results.
Bonus store points as well as discretionary bonus incentives, such as bonus money and bonus bets (collectively referred to herein as “customer bonuses”) are recognized as a reduction to revenue upon issuance of the incentive and as revenue upon redemption by the customer. Reductions to revenue include estimates for the stand-alone selling price of customer bonuses and the percentage of customer bonuses that are expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have not been material during the years ended December 31, 2024 and 2023.
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
Contract balances
Contract assets and liabilities represent the differences in timing between the fulfillment of the Company's performance obligations and the receipt of cash from the Company’s customers. The Company does not have material contract assets. The Company’s contract liabilities consist of deferred revenue.
Deferred revenue represents wagered amounts that relate to unsettled or pending outcomes, such as a future sports bet. The Company recognizes revenue once the outcome of the bet is settled and fixed. Deferred revenue also includes contract liabilities for the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, such as bonus store points. The Company recognizes breakage on these liabilities proportionately as redemption occurs. Revenue recognized relating to breakage during the years ended December 31, 2024 and 2023 was not material to the consolidated financial statements.
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
Costs of Revenue
Costs of revenue consist primarily of (i) revenue share and market access fees which is reduced by any consideration received from the vendor, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local land-based partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. The Company’s third-party platform and content fees are primarily driven by costs associated with third-party casino content, sports betting trading services and certain elements of our platform technology, such as geolocation and know-your-customer. Gaming taxes relate to state taxes that are determined on a jurisdiction-by-jurisdiction basis, or federal excise taxes that are determined based on a percentage of the value of online sports and retail sports bets. The Company incurs payment processing costs on player deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotions Costs
Advertising and promotion costs consist primarily of marketing the Company’s products and services via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expenses, professional service fees (related to legal, compliance, accounting and consulting), rent expense, insurance costs and foreign exchange gains or losses.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings (Loss) Per Share
Basic earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the same period.
Diluted earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted earnings (loss) per share by application of the treasury stock method or if-converted method, as applicable.
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currency of subsidiaries not deemed to be the U.S. dollar include the Colombian Peso, Mexican Peso, Canadian Dollar and Peruvian Soles. The financial statements of non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses and historical exchange rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains (losses) were $(3.8) million, $0.9 million and $(1.9) million for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts are recorded in General and Administrative on the Company’s consolidated statements of operations.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2024 and 2023, the recorded values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for the Company in calendar year 2024. The Company adopted ASU 2020-06 on January 1, 2024 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This ASU is effective for the Company in calendar year 2024. See Note 11, “Segment Reporting” for additional information on the Company’s adoption of ASU 2023-07.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
3.    Revenue Recognition
Disaggregation of revenue for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Online casino and online sports betting	$917,108	$674,059	$576,573
Retail sports betting	2,384	12,848	11,713
Social gaming	4,591	4,254	3,926
Total revenue	$924,083	$691,161	$592,212
The following table presents the Company’s revenue by geographic region for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
United States and Canada	$785,285	$611,868	$539,887
Latin America, including Mexico	138,798	79,293	52,325
Total revenue	$924,083	$691,161	$592,212
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives and is included within Player’s liabilities in the consolidated balance sheets. The deferred revenue activity for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Deferred revenue, beginning of period	$7,013	$7,840	$4,637
Deferred revenue, end of period	10,814	7,013	7,840
Revenue recognized in the year from amounts included in deferred revenue at the beginning of the year	7,013	7,840	4,637

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Intangible Assets, Net
As set forth in the table below, intangible assets, net as of December 31, 2024 and 2023 are $77.3 million and $74.9 million, respectively. The Company has the following intangible assets, net as of December 31, 2024 and 2023, respectively:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
December 31, 2024	6.85	$52,933	$(22,491)	$30,442
December 31, 2023	7.75	$61,015	$(25,946)	$35,069

Internally Developed Software
December 31, 2024	2.19	$68,291	$(29,346)	$38,945
December 31, 2023	2.37	$43,868	$(12,601)	$31,267

Developed Technology
December 31, 2024	4.89	$6,381	$(2,224)	$4,157
December 31, 2023	6.00	$5,931	$(1,483)	$4,448

Other Intangible Assets(1)
December 31, 2024	2.08	$7,373	$(3,570)	$3,803
December 31, 2023	3.15	$5,873	$(1,783)	$4,090
_____________________________
(1)Other intangible assets include trademark, media content, customer lists and software licenses.
The Company recorded amortization expense on intangible assets of $28.3 million, $24.7 million and $11.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024, estimated future amortization of intangible assets is as follows:

($ in thousands)
Year ending December 31, 2025	$28,105
Year ending December 31, 2026	20,378
Year ending December 31, 2027	11,374
Year ending December 31, 2028	5,005
Year ending December 31, 2029	4,574
Thereafter	7,911
Total	$77,347

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property and Equipment, Net
As set forth in the table below, property and equipment, net as of December 31, 2024 and 2023 are $7.2 million and $8.6 million, respectively. The balances as of December 31, 2024 and 2023 also include finance lease right-of-use assets, net. The balances consist of the following:

	December 31,
($ in thousands)	2024	2023
Computers, software and related equipment	$4,427	$4,259
Operating equipment and servers	3,231	4,779
Furniture	1,143	782
Leasehold improvements	1,797	1,805
Property and equipment not yet placed into service	199	610
Total property and equipment	10,797	12,235
Less: accumulated depreciation	(7,732)	(7,641)
	3,065	4,594

Finance lease right-of-use assets	7,041	5,519
Less: accumulated amortization	(2,867)	(1,502)
	4,174	4,017

Property and equipment, net	$7,239	$8,611
The Company recorded depreciation expense on property and equipment of $2.1 million, $3.8 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $1.8 million, $1.3 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
6.    Accrued Expenses and Other Liabilities
As set forth in the table below, accrued expenses as of December 31, 2024 and 2023 are $72.7 million and $51.1 million, respectively. The following table provides a summary of the accrued expenses at December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Accrued compensation and related expenses	$17,218	$13,781
Accrued operating expenses	32,427	21,748
Accrued marketing expenses	17,959	10,119
Accrued administrative expenses	4,319	4,706
Accrued other expenses	779	777
Total accrued expenses	$72,702	$51,131

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the following other current and non-current liabilities as of December 31, 2024 and 2023:

	Current		Non-Current
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Deferred royalty liabilities	$1,814	$1,712	$10,581	$12,395
Operating lease liabilities	673	621	1,370	673
Finance lease liabilities	1,296	729	1,297	1,489
Income tax payable	15,009	8,051	—	—
Other	2,135	967	4,772	201
Total other current and non-current liabilities	$20,927	$12,080	$18,020	$14,758
7.    Stockholders’ Equity
Authorized Capital Stock
The total amount of the Company’s authorized capital stock consists of 951,000,000 shares, consisting of (i) 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) 750,000,000 shares of Class A Common Stock, and (iii) 200,000,000 shares of Class V Common Stock (together with the Class A Common Stock, the “Common Stock”).
Preferred Stock
The Board of Directors of the Company (the “Board”) has the authority to issue shares of preferred stock at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designations with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.
Common Stock
As of December 31, 2024, there were 90,511,441 shares of Class A Common Stock outstanding and 135,748,023 shares of Class V Common Stock outstanding. As of December 31, 2023, there were 72,387,409 shares of Class A Common Stock outstanding and 150,434,310 shares of Class V Common Stock outstanding.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-controlling interests owned 60.00% and 67.51% of the RSILP Units outstanding as of December 31, 2024 and 2023, respectively. The following table summarizes the changes in non-controlling interests owned:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2023	67.51%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(6.53)%
Issuance of Class A Common Stock in connection with the vesting of restricted stock units	(0.97)%
Issuance of Class A Common Stock in connection with the exercise of stock options	(0.01)%
Non-controlling interest % as of December 31, 2024	60.00%
The non-controlling interests owned 67.51% and 70.55% of the RSILP Units outstanding as of December 31, 2023 and 2022, respectively. The following table summarizes the changes in non-controlling interests owned:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2022	70.55%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.49)%
Issuance of Class A Common Stock in connection with the vesting of restricted stock units	(0.55)%
Non-controlling interest % as of December 31, 2023	67.51%
Treasury Stock
On October 24, 2024, the Board authorized the repurchase of an aggregate of up to $50 million of Class A Common Stock (the “Stock Repurchase Program”). Pursuant to the Stock Repurchase Program, the Company is authorized to repurchase shares of Class A Common Stock from time to time through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Class A Common Stock and the nature of other investment opportunities. The Stock Repurchase Program does not require the Company to acquire any specific number or amount of Class A Common Stock and may be limited, amended or terminated at any time. The Company may enter into Rule 10b5-1 plans from time to time to facilitate repurchases of Class A Common Stock in connection with its Stock Repurchase Program. During the year ended December 31, 2024, no Class A Common Stock was repurchased.
8.    Share-Based Compensation
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
Restricted Stock Units (“RSUs”)
The Company granted 2.8 million, 2.5 million and 3.9 million RSUs with service conditions, during the years ended December 31, 2024, 2023 and 2022, respectively. RSUs with service conditions generally vest over a three to four year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 1.2 million, 1.5 million and 1.6 million RSUs with market-based conditions (e.g., total shareholder return) during the years ended December 31, 2024, 2023 and 2022, respectively. RSUs with market-based conditions generally vest over a three year period and the fair value was determined using a Monte Carlo simulation using the following assumptions during the years ended December 31:

	2024	2023	2022
Volatility rate	68.48%	69.78%	70.93% to 71.00%
Risk-free interest rate	4.55%	3.85%	4.32% to 4.39%
Average expected life (in years)	2.8	2.8	2.3 to 3.0
Dividend yield	None	None	None
Stock price at grant date	$5.79	$3.28	$3.95
RSU activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Units	Weighted average grant price
Unvested balance at December 31, 2022	7,492,613	$7.48
Granted	4,030,535	4.12
Vested(1)	(2,221,870)	8.71
Forfeited	(83,136)	9.52
Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	3,973,471	8.32
Vested(1)	(3,084,207)	7.83
Forfeited	(141,974)	7.52
Unvested balance at December 31, 2024	9,965,432	$6.06
_____________________________
(1)Include 561,774 and 467,712 of RSUs that vested during the years ended December 31, 2024 and 2023, respectively, for which the resulting shares of Class A Common Stock have not yet been issued. There were 532,010 and 1,104,629 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of December 31, 2024 and 2023, respectively.
The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2024, 2023 and 2022 were $8.32, $4.12 and $4.17 per share, respectively. The aggregate fair value of the RSUs granted during the years ended December 31, 2024, 2023 and 2022, was approximately $33.0 million, $16.6 million and $23.1 million, respectively. The aggregate grant date fair value of the RSUs vested during the years ended December 31, 2024, 2023 and 2022, was approximately $24.1 million $19.3 million and $15.0 million, respectively.
As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to RSUs of $36.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.
The Company withheld 239,518 shares of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards at an average price of $12.47 and a total cost of $3.0 million during the year ended December 31, 2024, compared to nil shares for the same period in 2023.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The Company granted 0.6 million, 1.1 million and 0.8 million stock options during the years ended December 31, 2024, 2023 and 2022, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions during the years ended December 31:

	2024	2023	2022
Volatility rate	68.00%	70.00%	58.98%
Risk-free interest rate	4.30%	3.80%	3.68%
Expected term(1) (in years)	6.0	6.0	5.6
Dividend yield	None	None	None
Stock price at grant date	$5.79	$3.28	$4.07
Exercise price	$5.79	$3.28	$4.07
_ ____________________________
(1)Calculated using the simplified method (the midpoint between the requisite service period and the contractual term of the option) due to the Company’s insufficient historical exercise information to provide a basis for an estimate.
Stock option activity for the years ended December 31, 2024 and 2023 was as follows:

	Number of Units	Weighted average exercise price
Outstanding balance at December 31, 2022	887,166	$5.24
Granted	1,084,445	3.28
Exercised	—	—
Forfeited	—	—
Outstanding balance at December 31, 2023	1,971,611	4.16
Granted	630,897	5.79
Exercised	(20,437)	3.28
Forfeited	—	—
Outstanding balance at December 31, 2024	2,582,071	$4.57

Exercisable balance at December 31, 2024	964,769	$4.88
The weighted-average grant-date fair values of options granted during the years ended December 31, 2024, 2023 and 2022 were $3.74, $2.14 and $2.26 per share, respectively. The aggregate fair value of the stock options granted during the years ended December 31, 2024, 2023 and 2022, was $2.4 million, $2.3 million and $1.8 million, respectively. The outstanding stock options and exercisable stock options as of December 31, 2024 had an intrinsic value of $23.8 million and $8.7 million, respectively.

As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to stock options of $3.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 year.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Compensation Costs
Share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Costs of revenue	$1,116	$1,064	$987
Advertising and promotions	2,748	2,225	2,048
General and administrative	31,424	26,731	15,656
Total share-based compensation expense	$35,288	$30,020	$18,691
9.    Income Taxes
RSILP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RSILP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by RSILP is passed through to and included in the taxable income or loss of its partners, including the Company (through its ownership of the Special Limited Partner), on a pro rata basis. The Company is subject to U.S. federal income taxes and state and local income taxes with respect to its allocable share of any taxable income or loss of RSILP, as well as any stand-alone income or loss generated by the Company.
Income Tax Expense
The components of the income tax expense are:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Current income taxes:
Federal	$97	$(188)	$(118)
State and local	46	9	(34)
Foreign	24,243	11,602	9,137
	24,386	11,423	8,985
Deferred income taxes:
Federal	—	—	—
State and local	—	—	—
Foreign	180	(214)	(24)
	180	(214)	(24)

Income tax expense	$24,566	$11,209	$8,961

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss) before income taxes	$31,802	$(48,846)	$(125,371)
Less: net income (loss) before income taxes attributable to non-controlling interest	19,621	(33,820)	(89,224)
Net income (loss) attributable to Rush Street Interactive, Inc. before income taxes	12,181	(15,026)	(36,147)
Income tax expense (benefit) at the federal statutory rate	2,558	(3,155)	(7,591)
State income taxes, net of federal benefit	349	(46)	(34)
Nondeductible stock compensation	2,691	1,351	—
Foreign operations	24,423	11,387	9,113
Change in valuation allowance	(3,893)	2,589	8,025
Other	(1,562)	(917)	(552)
Income tax expense	$24,566	$11,209	$8,961
Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Investment in subsidiaries	$172,883	$134,283
Net operating losses	26,196	29,724
Imputed interest	5,501	2,120
Share-based compensation	1,197	1,160
Other assets	538	422
Total gross deferred tax assets	206,315	167,709
Valuation allowance	(205,794)	(167,305)
Total deferred tax assets, net of valuation allowance	521	404
Deferred tax liabilities:
Investment in subsidiaries	(369)	—
Total gross deferred tax liabilities	(369)	—
Net deferred tax assets	$152	$404
Deferred tax assets and liabilities have been offset to the extent they relate to the same tax jurisdiction. Deferred tax assets of $0.5 million and $0.4 million as of December 31, 2024 and 2023, respectively, are included in Other Assets on the Company’s consolidated balance sheets, and deferred tax liabilities of $0.4 million and nil as of December 31, 2024 and 2023, respectively, are included in Non-current Liabilities on the Company’s consolidated balance sheets.
As of December 31, 2024, the Company had approximately $92.1 million and $81.1 million of federal and state net operating loss carryovers, respectively. As of December 31, 2023, the Company had approximately $94.5 million and $83.4 million of federal and state net operating loss carryovers, respectively. If not utilized, the entire federal net operating loss carryforward can be carried forward indefinitely. State net operating loss carryovers will expire in varying amounts beginning in 2032. As of December 31, 2024 and 2023, the Company has foreign net operating losses of approximately $5.6 million and $15.2 million, respectively, the majority of which will begin to expire beginning in 2043 if not utilized.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on our cumulative earnings history and forecasted future sources of taxable income, the Company has determined it is not more-likely-than-not to realize existing deferred tax assets and thus has recorded a valuation allowance. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
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
In 2021, the OECD established an Inclusive Framework on Base Erosion and Profit Shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the European Union member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The Inclusive Framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no impact to our tax provision for the year ended December 31, 2024. The Company will continue to evaluate the impact of these tax law changes on future reporting periods.
Uncertain Tax Positions
The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2024 or December 31, 2023. The Company filed an initial year federal and state tax returns for tax year 2020, which was the first tax year subject to examination by taxing authorities. Additionally, although RSILP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service. The statute of limitations has expired for tax years through 2020 for RSILP.
Tax Receivable Agreement
Pursuant to RSILP’s election under Section 754 of the Internal Revenue Code, as amended from time to time (the “Code”), the Company expects to obtain an increase in our share of the tax basis in the net assets of RSILP when RSILP Units are redeemed or exchanged by the unit holders and other qualifying transactions. The Company plans to make an election under Code Section 754 for each taxable year in which a redemption or exchange of RSILP Units occur. The Company intends to treat any redemptions and exchanges of RSILP Units by the unit holders as direct purchases of RSILP Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA. Based on current year tax benefits realized, the Company recognized a TRA liability of $0.7 million as of December 31, 2024. Management has not recorded the deferred tax asset or a corresponding liability under the TRA related to all other tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the Business Combination and subsequent exchanges. The unrecognized TRA liability as of December 31, 2024 and 2023 was $104.3 million and $63.7 million, respectively. The Company's deferred tax assets and corresponding TRA liability, that are unrecognized, do not impact the Company’s consolidated statements of operations. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that deferred tax assets and the related TRA liability may be realized. Recognition of the TRA liability would result in an increase to General and administrative expense for the period the liability is recorded. However, the exact timing and amount of the liability to be recorded are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
10.    Earnings (Loss) Per Share
Basic earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to RSI by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to RSI, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of earnings (loss) per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the years ended December 31, 2024, 2023 and 2022 are as follows (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$7,236	$(60,055)	$(134,332)
Less: Net income (loss) attributable to non-controlling interests	4,848	(41,750)	(95,701)
Net income (loss) attributable to Rush Street Interactive, Inc. – basic and diluted	$2,388	$(18,305)	$(38,631)

Denominator
Weighted average common shares outstanding – basic	81,784,916	68,508,093	63,532,906

Adjustments:
Incremental shares from assumed conversion of stock options and restricted stock units(1)	6,630,151	—	—
Weighted average common shares outstanding – diluted	88,415,067	68,508,093	63,532,906

Earnings (loss) per Class A Common Share - basic	$0.03	$(0.27)	$(0.61)
Earnings (loss) per Class A Common Share - diluted	$0.03	$(0.27)	$(0.61)
(1)In periods of Net loss, assumed conversion of stock-based awards are anti-dilutive and therefore excluded from the diluted loss per share calculation. Assumed conversion of RSILP units are anti-dilutive and therefore excluded from the diluted earnings (loss) per share calculation in each period.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.
The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	December 31,
	2024	2023	2022
RSILP Units(1)	143,091,720	150,434,310	155,955,584
Unvested RSUs	998,448	9,218,142	7,492,613
Vested RSUs(2)	—	1,104,629	636,917
Outstanding Stock Options	727,724	1,971,611	887,166
(1)RSILP Units that are held by non-controlling interest holders and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
(2)RSUs that vested but the resulting shares of Class A Common Stock have not yet been issued.
11.    Segment Reporting
An operating segment is a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has discrete financial information available; and (iii) is regularly reviewed by the entity’s CODM for purposes of performance assessment and resource allocation.

The Company’s CODM is its chief executive officer. The Company manages its operations as a single operating segment that engages in online gaming and retail sports betting business activities. The Company derives its revenues from its gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that user can earn or purchase. The accounting policies for this segment are consistent with those described in the summary of significant accounting policies.

The Company’s CODM regularly reviews financial information of the single operating segment for the purposes of assessing performance and making operating decisions. The CODM uses consolidated net income (loss) to allocate resources and assess the performance of the Company by comparing actual results to historical results and previously forecasted financial information. Consolidated net income (loss) is also reviewed to assess whether and when to reinvest profits, for example, expanding into new jurisdictions, acquiring businesses or distributing dividends. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The Company’s revenue, significant expenses and net income (loss) for its consolidated segment are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Revenue	$924,083	$691,161	$592,212
Less:
Costs of revenue(1)	600,920	463,950	413,677
Advertising and promotions(1)	155,842	158,425	218,412
General and administrative(1)	74,782	60,618	51,905
Interest income	(8,450)	(3,703)	(364)
Interest expense	957	938	937
Depreciation and amortization	32,203	29,759	14,325
Income tax expense	24,566	11,209	8,961
Other segment items(2)	36,027	30,020	18,691
Consolidated net income (loss)	$7,236	$(60,055)	$(134,332)
(1)Exclude share-based compensation expense and change in TRA liability.
(2)Other segment items include share-based compensation expense and change in TRA liability.
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
Neil Bluhm and Richard Schwartz, the Company’s Chief Executive Officer, maintain ownership in RSILP and collectively have control over its governance and general operations. At the Closing, the Company and RSI GP entered into the Amended and Restated Limited Liability Company Agreement of RSI GP, pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP. As of December 31, 2024, Neil Bluhm and Richard Schwartz remain on the board of managers of RSI GP.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gaming. The RSILP A&R LPA provides that the general partner cannot be removed or replaced except with the consent of a majority in interests of the partners of RSILP and the Company. The rights of the general partner’s board of managers are governed by the general partner’s limited liability company agreement, which may be amended or modified from time to time by the Company.
Tax Distributions
The RSILP A&R LPA provides quarterly tax distributions payable in accordance with the RSILP A&R LPA to the holders of RSILP Units on a pro rata basis based upon an agreed-upon formula related to the taxable income of RSILP allocable to holders of RSILP Units. Generally, these tax distributions will be computed based on RSILP’s estimate of the taxable income of RSILP allocable to each holder of RSILP Units (based on certain assumptions) multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation resident in Illinois, subject to various adjustments. Distributions, including tax distributions, will be made to holders of RSILP Units on a pro rata basis.
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
Affiliated Land-Based Casinos
Neil Bluhm and his adult children (including Ms. Leslie Bluhm, a member of the Board), through their individual capacities, entities or trusts that they have created for the benefit of themselves or their family members, and Greg Carlin, through his individual capacity, entities or trusts that he has created for the benefit of himself or his family members, are direct or indirect owners, directors and/or officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $66.1 million, $49.6 million and $39.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $18.2 million and $33.5 million at December 31, 2024 and 2023, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos during the years ended December 31, 2024, 2023 and 2022 were not material to the consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against Affiliate Receivables to the extent a right of offset exists, yet such amounts were not material to the consolidated financial statements as of December 31, 2024 and 2023.
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
13.    Leases
The Company leases office space and other retail space under operating lease agreements with terms that do not exceed five years. In addition, the Company leases online gaming servers and related equipment under finance lease arrangements.
The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease cost	$1,080	$770	$676
Variable lease cost	172	267	275
Short-term lease cost	559	867	436
Finance lease cost:
Amortization of finance lease right-of-use asset	1,829	1,272	578
Interest on finance lease liabilities	169	85	22
Total lease expenses	$3,809	$3,261	$1,987

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information relating to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Operating cash flows from operating leases	$832	$732	$653
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,582	$210	$965
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$1,986	$2,423	$1,124
Weighted-average remaining lease term (in years) – operating leases	3.0	2.5	3.1
Weighted-average remaining lease term (in years) – finance leases	2.7	3.4	3.0
Weighted-average discount rate – operating leases	9.2%	6.7%	6.2%
Weighted-average discount rate – finance leases	5.3%	7.7%	6.0%
The Company calculated the weighted-average discount rate using the interest rates implicit in the lease contract and if not determinable, incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
The Company records lease activity within the following financial statement line items:

Account	Financial Statement Line Item
Operating lease right-of-use asset	Operating lease assets
Finance lease right-of-use asset, net	Property and equipment, net
Operating lease liabilities	Other current liabilities and Non-current liabilities
Finance lease liabilities	Other current liabilities and Non-current liabilities
Operating lease expense	General and administrative
Finance lease amortization expense	Depreciation and amortization
Finance lease interest expense	Interest income (expense), net
Maturity of operating lease liabilities as of December 31, 2024 is as follows:

($ in thousands)
Year ending December 31, 2025	$816
Year ending December 31, 2026	568
Year ending December 31, 2027	490
Year ending December 31, 2028	382
Year ending December 31, 2029	95
Total undiscounted future cash flows	2,351
Less: present value discount	(308)
Operating lease liabilities	$2,043

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of finance lease liabilities as of December 31, 2024 is as follows:

($ in thousands)
Year ending December 31, 2025	$1,404
Year ending December 31, 2026	625
Year ending December 31, 2027	438
Year ending December 31, 2028	345
Year ending December 31, 2029	—
Total undiscounted future cash flows	2,812
Less: present value discount	(219)
Finance lease liabilities	$2,593
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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements. Under the non-cancelable terms of these contracts, the Company is obligated to make future minimum payments as follows:

($ in thousands)
Year ending December 31, 2025	$11,819
Year ending December 31, 2026	8,021
Year ending December 31, 2027	6,875
Year ending December 31, 2028	5,232
Year ending December 31, 2029	4,265
Thereafter	14,662
Total(1)	$50,874
(1) Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $5.4 million, obligations under non-cancelable contracts with marketing vendors totaling $10.8 million, and license and market access commitments totaling $34.7 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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

4.2
Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

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

10.6	Form of Fidelity Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.7	Form of Other Subscription Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 28, 2020).
10.8§	Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
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

10.18§
Amended and Restated Offer Letter Agreement dated March 5, 2024, by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.19§
Confidentiality and Restrictive Covenant Agreement dated March 5, 2024, by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.20§
Amended and Restated Offer Letter Agreement dated March 5, 2024, by and between RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.21§
Confidentiality and Restrictive Covenant Agreement dated March 5, 2024, by and between RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.22§†*ˆ	Summary of Separation Terms, dated as of January 7, 2025, by and between Rush Street Interactive, Inc. and Einar Roosileht.
10.23§*	Amended and Restated Offer Letter Agreement dated March 5, 2024, by and between RSILP and Paul Wierbicki.
10.24*	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of RSILP, dated as of February 25, 2025.
19*†	Insider Trading Policy.
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of the Company.
24.1*	Powers of Attorney (incorporated by reference to the signature page hereto).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Regarding the Mandatory Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.1*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
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
†    Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
ˆ    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. In addition, certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.

Date: February 28, 2025	By:	/s/ Richard Schwartz
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

Name	Title	Date

/s/ Richard Schwartz	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Richard Schwartz

/s/ Kyle L. Sauers	Chief Financial Officer (Principal Financial Officer and Principal	February 28, 2025
Kyle L. Sauers	Accounting Officer)

/s/ Paul Wierbicki	General Counsel, Chief Legal Officer and Director	February 28, 2025
Paul Wierbicki

/s/ Neil Bluhm	Director, Executive Chairman	February 28, 2025
Neil Bluhm

/s/ Leslie Bluhm	Director	February 28, 2025
Leslie Bluhm

/s/ Niccolo de Masi	Director	February 28, 2025
Niccolo de Masi

/s/ Judith Gold	Director	February 28, 2025
Judith Gold

/s/ James Gordon	Director	February 28, 2025
James Gordon

/s/ Thomas Winter	Director	February 28, 2025
Thomas Winter

/s/ Daniel Yih	Director	February 28, 2025
Daniel Yih