Form 10-Q
period 2025-03-31
Rush Street Interactive, Inc.
filed 2025-05-01
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 30, 2025, there were 95,616,494 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 133,364,736 shares outstanding of the registrant’s Class V common stock, $0.0001 per value per share.

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
•economic downturns, such as recessions, inflation, and political and market conditions beyond our control, including a reduction in consumer discretionary spending, tariffs and trade wars, and sports leagues shortening, delaying or cancelling parts of their seasons or certain events due to external factors such as pandemics or international conflicts, could adversely affect our business, financial condition, results of operations and prospects;
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
•until fairly recently, we have had a history of losses (calculated in accordance with accounting principles generally accepted in the United States) and may incur losses in the future;
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$228,218	$229,171
Restricted cash	3,792	3,585
Players’ receivables	16,466	14,910
Due from affiliates	21,042	18,211
Prepaid expenses and other current assets	18,093	19,169
Total current assets	287,611	285,046

Intangible assets, net	78,169	77,347
Property and equipment, net	9,535	7,239
Operating lease assets	2,381	2,419
Other assets	9,321	7,415
Total assets	$387,017	$379,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,570	$25,798
Accrued expenses	68,622	72,702
Players’ liabilities	42,415	43,703
Other current liabilities	39,479	20,927
Total current liabilities	173,086	163,130

Non-current liabilities	18,570	18,020
Total liabilities	191,656	181,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 95,509,061 and 90,511,441 shares issued as of March 31, 2025 and December 31, 2024, respectively; 95,010,439 and 90,511,441 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 133,434,736 and 135,748,023 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Treasury stock, at cost; 498,622 and nil shares as of March 31, 2025 and December 31, 2024, respectively	(2,147)	—
Additional paid-in capital	215,374	217,675
Accumulated other comprehensive loss	(1,329)	(3,090)
Accumulated deficit	(130,610)	(135,929)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	81,310	78,678

Non-controlling interests	114,051	119,638
Total stockholders’ equity	195,361	198,316
Total liabilities and stockholders’ equity	$387,017	$379,466
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue	$262,407	$217,428

Operating costs and expenses
Costs of revenue	170,883	144,523
Sales and marketing	42,139	38,404
General and administrative	25,317	25,868
Depreciation and amortization	9,491	7,101
Total operating costs and expenses	247,830	215,896
Income from operations	14,577	1,532

Other income
Interest income, net	1,699	1,559
Income before income taxes	16,276	3,091

Income tax expense	5,065	5,300
Net income (loss)	11,211	(2,209)
Net income (loss) attributable to non-controlling interests	5,892	(1,482)
Net income (loss) attributable to Rush Street Interactive, Inc.	$5,319	$(727)

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – basic	$0.06	$(0.01)
Weighted average common shares outstanding – basic	93,850,707	76,027,427
Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – diluted	$0.05	$(0.01)
Weighted average common shares outstanding – diluted	234,292,159	76,027,427
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net income (loss)	$11,211	$(2,209)

Other comprehensive income
Foreign currency translation adjustment	4,527	101
Comprehensive income (loss)	15,738	(2,108)
Comprehensive income (loss) attributable to non-controlling interests	8,555	(1,416)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$7,183	$(692)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	3,665	—	—	3,665	5,148	8,813
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	2,684,333	—	—	—	—	—	(9,293)	—	—	(9,293)	(13,051)	(22,344)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,313,287	—	(2,313,287)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,864	—	1,864	2,663	4,527
Repurchase of Class A Common Stock	—	—	—	—	498,622	(2,147)	—	—	—	(2,147)	(3,015)	(5,162)
Net income	—	—	—	—	—	—	—	—	5,319	5,319	5,892	11,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	3,327	(103)	—	3,224	(3,224)	—
Balance at March 31, 2025 (Unaudited)	95,509,061	$9	133,434,736	$13	498,622	$(2,147)	$215,374	$(1,329)	$(130,610)	$81,310	$114,051	$195,361

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation expense	—	—	—	—	2,979	—	—	2,979	5,446	8,425
Issuance of Class A Common Stock under the equity compensation plan	2,106,202	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,050,000	1	(5,050,000)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35	66	101
Net loss	—	—	—	—	—	—	(727)	(727)	(1,482)	(2,209)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,769	(7)	—	4,762	(4,762)	—
Balance at March 31, 2024 (Unaudited)	79,543,611	$8	145,384,310	$14	$199,911	$(72)	$(139,044)	$60,817	$111,629	$172,446
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$11,211	$(2,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share-based compensation expense	8,813	8,425
Depreciation and amortization expense	9,491	7,101
Deferred income taxes	100	(697)
Noncash lease expense	224	194
Changes in operating assets and liabilities:
Players’ receivables	(1,449)	(2,992)
Due from affiliates	(2,832)	12,879
Prepaid expenses and other assets	(35)	(5,963)
Accounts payable, accrued expenses and other liabilities	4,760	14,504
Players’ liabilities	(1,571)	(334)
Net cash provided by operating activities	28,712	30,908

Cash flows from investing activities
Internally developed software costs	(6,831)	(6,335)
Acquisition of other intangibles	(276)	(259)
Acquisition of developed technology	(225)	—
Purchases of property and equipment	(161)	(278)
Acquisition of gaming licenses	(61)	(413)
Short-term investments	—	(128)
Net cash used in investing activities	(7,554)	(7,413)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(20,366)	—
Repurchase of Class A Common Stock	(5,162)	—
Principal payments of finance lease liabilities	(1,650)	(182)
Net cash used in financing activities	(27,178)	(182)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,274	26

Net change in cash, cash equivalents and restricted cash	(746)	23,339
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	232,756	170,977
Cash, cash equivalents and restricted cash, at the end of the period (1)	$232,010	$194,316

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$93	$—
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$3,085	$436
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$(2,663)	$4,762
Shares withheld for employee taxes in Other Current Liabilities	$3,805	$—
Capitalized intangible assets in Accounts Payable and Accrued Expenses	$2,745	$2,980
Property and equipment purchases in Accounts Payable and Accrued Expenses	$14	$79

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,067	$2,157
Cash paid for interest	$236	$252
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
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2025.
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
As an UP-C, substantially all of the assets of the combined company are held by RSILP and the Company’s primary assets are its equity interests in RSILP (which are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP). The Company controls RSILP through RSI GP. As of March 31, 2025, the Company owned 41.59% of the RSILP Units and the holders of the non-controlling interest owned 58.41% of the RSILP Units.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual consolidated financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.

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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of March 31, 2025 and December 31, 2024, the Company had prepaid expenses of $8.7 million and $5.5 million, respectively.
Short-term investments consist of certificates of deposit with an original maturity greater than three months but not greater than one year. As of March 31, 2025 and December 31, 2024, the Company had short-term investments of $4.6 million and $4.3 million, respectively.
Surety Bonds
The Company had been issued $31.1 million in surety bonds as of March 31, 2025 and December 31, 2024 that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $6.3 million and $6.1 million in surety bonds as of March 31, 2025 and December 31, 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
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
If transactions are recorded in a currency other than the functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains were $0.1 million for the three months ended March 31, 2025 compared to losses of $0.4 million for the same period in 2024. Amounts are recorded in general and administrative on the Company’s unaudited condensed consolidated statements of operations.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company will adopt this standard beginning with its fiscal year ending December 31, 2025. The Company is currently evaluating the impact of these new disclosure requirements on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.
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
Disaggregation of revenue for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Online casino and online sports betting	$260,881	$215,622
Retail sports betting	327	708
Social gaming	1,199	1,098
Total revenue	$262,407	$217,428
Revenue by geographic region for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
United States and Canada	$224,862	$188,537
Latin America, including Mexico	37,545	28,891
Total revenue	$262,407	$217,428
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets.
The deferred revenue balances as of March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Deferred revenue, beginning of period	$10,814	$7,013
Deferred revenue, end of period	$10,022	$8,275
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$9,733	$6,312

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Intangible Assets, Net
The Company had the following intangible assets, net as of March 31, 2025 and December 31, 2024:

($ in thousands)	Weighted- Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
March 31, 2025	6.34	$55,424	$(24,615)	$30,809
December 31, 2024	6.85	$52,933	$(22,491)	$30,442

Internally Developed Software
March 31, 2025	2.15	$74,852	$(34,907)	$39,945
December 31, 2024	2.19	$68,291	$(29,346)	$38,945

Developed Technology
March 31, 2025	4.65	$6,381	$(2,424)	$3,957
December 31, 2024	4.89	$6,381	$(2,224)	$4,157

Other Intangible Assets(1)
March 31, 2025	1.88	$7,629	$(4,171)	$3,458
December 31, 2024	2.08	$7,373	$(3,570)	$3,803
_____________________________
(1)Other intangible assets include trademarks, media content, customer lists and software licenses.
Amortization expense was $8.5 million for the three months ended March 31, 2025 and $6.1 million for the same period in 2024.
5.    Property and Equipment, net
The Company had the following property and equipment, net as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Computers, software and related equipment	$4,550	$4,427
Operating equipment and servers	3,237	3,231
Furniture	1,271	1,143
Leasehold improvements	1,884	1,797
Property and equipment not yet placed into service	199	199
Total property and equipment	11,141	10,797
Less: accumulated depreciation	(8,267)	(7,732)
	2,874	3,065

Finance lease right-of-use assets	10,132	7,041
Less: accumulated amortization	(3,471)	(2,867)
	6,661	4,174

Property and equipment, net	$9,535	$7,239

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded depreciation expense on property and equipment of $0.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Accrued compensation and related expenses	$11,067	$17,218
Accrued operating expenses	34,332	32,427
Accrued marketing expenses	17,836	17,959
Accrued administrative expenses	4,531	4,319
Accrued other expenses	856	779
Total accrued expenses	$68,622	$72,702
The Company has the following other current and non-current liabilities as of March 31, 2025 and December 31, 2024:

	Current		Non-Current
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Income tax payable	$19,374	$15,009	$—	$—
Value-added tax payable	5,423	—	—	—
License fees payable	2,380	—	—	—
Deferred royalty liabilities	1,844	1,814	10,112	10,581
Finance lease liabilities	1,324	1,296	2,703	1,297
Operating lease liabilities	665	673	1,347	1,370
Other	8,469	2,135	4,408	4,772
Total other current and non-current liabilities	$39,479	$20,927	$18,570	$18,020
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represents the RSILP Units held by holders other than the Company.
Non-controlling interests owned 58.41% and 60.00% of the RSILP Units outstanding as of March 31, 2025 and December 31, 2024, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the three months ended March 31, 2025:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2024:	60.00%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.01)%
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	(0.71)%
Repurchases of Class A Common Stock	0.13%
Non-controlling interests ownership % as of March 31, 2025:	58.41%

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-controlling interests owned 64.64% and 67.51% of the RSILP Units outstanding as of March 31, 2024 and December 31, 2023, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the three months ended March 31, 2024:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2023:	67.51%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.26)%
Issuance of Class A Common Stock under the equity compensation plan	(0.61)%
Non-controlling interests ownership % as of March 31, 2024:	64.64%
Treasury Stock
On October 24, 2024, the Board of Directors authorized the repurchase of an aggregate of up to $50 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”) through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three months ended March 31, 2025, 498,622 shares of Class A Common Stock were repurchased pursuant to the Stock Repurchase Program for an aggregate purchase price of approximately $5.2 million at an average price of $10.35. The repurchased shares are considered issued but not outstanding.
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
Restricted Stock Units (“RSUs”)
The Company granted 714,723 and 1,813,694 RSUs with service conditions during the three months ended March 31, 2025 and 2024, respectively. RSUs with service conditions generally vest over a three- to four-year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.
The Company granted 423,269 and 1,152,122 RSUs with market-based conditions (e.g., total shareholder return) during the three months ended March 31, 2025 and 2024, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo simulation using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Volatility rate	62.75%	68.48%
Risk-free interest rate	4.00%	4.55%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$10.70	$5.79

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RSU activity for the three months ended March 31, 2025 and 2024 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2024	9,965,432	$6.06
Granted	1,137,992	12.07
Additional shares based on performance(1)	1,055,328	21.19
Vested(2)	(4,842,177)	3.74
Forfeited	(55,987)	5.89
Unvested balance at March 31, 2025	7,260,588	$7.67

Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	2,965,816	7.06
Vested(2)	(1,532,353)	3.92
Forfeited	(3,264)	3.59
Unvested balance at March 31, 2024	10,648,341	$6.34
______________________________
(1)RSUs with market conditions include a performance achievement multiplier that is assessed upon vesting of the shares. RSUs with market conditions vested during three months ended March 31, 2025, resulting in the issuance of shares incremental to the initial target when the conditions were met.
(2)Includes 479,552 and 279,061 of RSUs that vested during the three months ended March 31, 2025 and 2024, respectively, but the resulting shares of Class A Common Stock have not yet been issued. There were 985,588 and 530,780 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of March 31, 2025 and 2024, respectively.

The aggregate fair value of the RSUs granted during the three months ended March 31, 2025 and 2024 was approximately $13.7 million and $20.9 million, respectively. The aggregate grant date fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was approximately $18.1 million and $6.0 million, respectively.
As of March 31, 2025, the Company had unrecognized share-based compensation expense related to RSUs of $41.8 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.26 years as of March 31, 2025.
The Company withheld 1,704,266 shares of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards at an average price of $13.11 and a total cost of $22.3 million during the three months ended March 31, 2025, compared to nil shares for the same period in 2024.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company granted 344,391 and 630,897 stock options during the three months ended March 31, 2025 and 2024, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Volatility rate	65.00%	68.00%
Risk-free interest rate	4.10%	4.30%
Expected term(1) (in years)	6.0	6.0
Dividend yield	None	None
Stock price at grant date	$10.70	$5.79
Exercise price	$10.70	$5.79
____________________________
(1)Calculated using the simplified method (the midpoint between the requisite service period and the contractual term of the option) due to the Company’s insufficient historical exercise information to provide a basis for an estimate.

Stock option activity for the three months ended March 31, 2025 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2024	2,582,071	$4.57
Granted	344,391	10.70
Exercised	—	—
Forfeited	—	—
Outstanding balance at March 31, 2025	2,926,462	$5.29

Exercisable balance at March 31, 2025	1,536,552	$4.63
Stock option activity for the three months ended March 31, 2024 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	—	—
Forfeited	—	—
Outstanding balance at March 31, 2024	2,602,508	$4.56
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was $6.70 and $3.74, respectively. The aggregate fair value of the stock options granted during the three months ended March 31, 2025 and 2024 was $2.3 million and $2.4 million, respectively. The outstanding stock options and exercisable stock options as of March 31, 2025 had an intrinsic value of $16.4 million and $9.8 million, respectively.
As of March 31, 2025, the Company had unrecognized share-based compensation expense related to stock options of $4.8 million. The outstanding options had a remaining weighted-average vesting period of 1.14 years as of March 31, 2025.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
Share-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Costs of revenue	$63	$270
Sales and marketing	3,324	570
General and administrative	5,426	7,585
Total share-based compensation expense	$8,813	$8,425
9.    Income Taxes
Income tax expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Income tax expense	$5,065	$5,300
The Company recognized federal, state and foreign income tax expense of $5.1 million and $5.3 million during the three months ended March 31, 2025 and 2024, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024, were 30.5% and 171.5%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets, non-taxable income / (loss) attributable to non-controlling interest and income tax rate differences related to the Company’s Colombia operations for which both current and deferred taxes were recorded. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
In connection with the Business Combination, the Special Limited Partner entered into the TRA, which generally provides that it pay 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realizes (or in certain cases is deemed to realize) as a result of an increase in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units (as defined in the Business Combination Agreement) for Class A Common Stock (or cash at the Company’s option) pursuant to RSILP’s amended and restated limited partnership agreement and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the Tax Receivable Agreement are outside of the Company's control, the Company expects that the payments the Special Limited Partner will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on the financial condition of the Company.
Based primarily on historical losses of RSILP, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA. Based on tax benefits realized in the current and prior tax year, the Company recognized a TRA liability of $1.1 million and $0.7 million, as of March 31, 2025 and December 31, 2024, respectively. Management has not recorded the deferred tax asset or a corresponding liability under the TRA related to the remaining tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement and subsequent exchanges. The unrecognized TRA liability as of March 31, 2025 and December 31, 2024 was $115.1 million and $104.3 million, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP unit exchange. The Company's deferred tax assets and corresponding TRA liability, that are unrecognized, do not impact the Company’s consolidated statements of operations. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
evidence may become available to allow the Company to reach a conclusion that deferred tax assets and the related TRA liability may be realized. Recognition of the TRA liability would result in an increase to General and administrative expense for the period the liability is recorded. However, the exact timing and amount of the liability to be recorded are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
10.    Earnings (Loss) Per Share
The basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$11,211	$(2,209)
Less: Net income (loss) attributable to non-controlling interests	5,892	(1,482)
Net income (loss) attributable to Rush Street Interactive, Inc. – basic	$5,319	$(727)

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	5,892	—
Net income (loss) attributable to Rush Street Interactive, Inc. – diluted	$11,211	$(727)

Denominator:
Weighted-average common shares outstanding – basic	93,850,707	76,027,427

Adjustments:
Conversion of Weighted Average RSILP units to Class A Common Shares	134,065,127	—
Incremental shares from assumed conversion of stock options and restricted stock units(1)	6,376,325	—
Weighted-average common shares outstanding – diluted	234,292,159	76,027,427

Earnings (loss) per Class A Common Share - basic	$0.06	$(0.01)
Earnings (loss) per Class A Common Share - diluted	$0.05	$(0.01)
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three months ended March 31, 2025 and 2024 as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSILP Units(1)	—	145,384,310
Unvested RSUs	712,121	10,648,341
Vested RSUs(2)	—	530,780
Outstanding Stock Options	441,218	2,602,508
_____________________________________
(1)    RSILP Units that are held by non-controlling interest holders and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is cancelled.
(2)    RSUs that vested but the resulting shares of Class A Common Stock have not yet been issued.

11.    Segment Reporting
An operating segment is a component of an entity that (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has discrete financial information available; and (iii) is regularly reviewed by the entity’s chief operating decision maker (“CODM”) for purposes of performance assessment and resource allocation.
The Company’s CODM is its chief executive officer. The Company manages its operations as a single operating segment that engages in online gaming and retail sports betting business activities. The Company derives its revenues from its gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that user can earn or purchase. The accounting policies for this segment are consistent with those described in the summary of significant accounting policies. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
The Company’s revenue, significant expenses and net income (loss) for its consolidated segment are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue	$262,407	$217,428
Less:
Costs of revenue(1)	170,820	144,253
Sales and marketing(1)	38,815	37,834
General and administrative(1)	19,546	18,283
Interest income	(1,935)	(2,497)
Interest expense	236	938
Depreciation and amortization	9,491	7,101
Income tax expense	5,065	5,300
Other segment items(2)	9,158	8,425
Consolidated net income (loss)	$11,211	$(2,209)
_____________________________________
(1)    Excludes share-based compensation expense and tax receivable agreement expense.
(2)    Other segment items includes share-based compensation expense and tax receivable agreement expense.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Related Parties
Affiliated Land-Based Casinos

Neil Bluhm and his adult children (including Mr. Andrew Bluhm and Ms. Leslie Bluhm, both members of the Board), through their individual capacities, entities or trusts that they have created for the benefit of themselves or their family members, and Greg Carlin, through his individual capacity, entities or trusts that he has created for the benefit of himself or his family members, are direct or indirect owners, directors and/or officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $17.4 million and $15.6 million for the three months ended March 31, 2025 and 2024, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $21.0 million and $18.2 million at March 31, 2025 and December 31, 2024, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three months ended March 31, 2025 and 2024 were not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership-related agreements where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2025	$10,429
Year ending December 31, 2025	13,018
Year ending December 31, 2026	7,857
Year ending December 31, 2027	5,326
Year ending December 31, 2028	4,269
Thereafter	13,231
Total(1)	$54,130
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $32.2 million, obligations under non-cancelable contracts with marketing vendors totaling $15.0 million and non-cancelable lease contracts totaling $6.9 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in measuring certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data.”
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
Trends in Key Metrics
Monthly Active Users
MAUs is the number of unique users per month who have placed at least one real-money bet across one or more of our online casino, poker or online sports betting offerings. We average the MAUs for the months in the relevant period. We exclude users who have made a deposit but have not yet placed a real-money bet on at least one of our online offerings. We also exclude users who have placed a real-money bet but only with promotional incentives.
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

The chart below presents our average MAUs in the United States and Canada for the three months ended March 31, 2025 and 2024:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the three months ended March 31, 2025 and 2024:
The increase in MAUs in Latin America was mainly due to our continued growth and strong customer retention rates in Colombia and Mexico and expansion into new markets such as Peru. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.

Average Revenue Per Monthly Active User
ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU in the United States and Canada for the three months ended March 31, 2025 and 2024:
The year-over-year increase in ARPMAU in the United States and Canada was mainly due to our continued growth in markets where we offer online casino in addition to online sports betting, the impact of our strategic advertising and marketing efforts in other markets where offer online casino, and our focus on retaining quality players.

The chart below presents our ARPMAU in Latin America (including Mexico) for the three months ended March 31, 2025 and 2024:
The year-over-year decrease in ARPMAU in Latin America was mainly driven by the negative impact of additional player bonusing as a result of the value-added tax imposed on customer deposits in Colombia, which became effective during the three months ended March 31, 2025, and unfavorable foreign exchange rate fluctuations.
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
We define Adjusted EBITDA as net income (loss) before interest income or expense, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash or are not related to our underlying business performance.
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

The table below presents our Adjusted EBITDA reconciled from our net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net income (loss)	$11,211	$(2,209)

Interest income, net	(1,699)	(1,559)
Income tax expense	5,065	5,300
Depreciation and amortization	9,491	7,101
Share-based compensation expense	8,813	8,425
Tax receivable agreement expense	345	—
Adjusted EBITDA	$33,226	$17,058
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
Sales and Marketing Costs. Sales and marketing costs consist primarily of costs associated with marketing our offerings via different channels, promotional activities and related customer acquisition costs. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
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
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, developed technology, and other intangible assets) and finance lease right-of-use assets over their useful lives.
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
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Revenue	$262,407	$217,428	$44,979	21%
Costs of revenue	170,883	144,523	26,360	18%
Sales and marketing	42,139	38,404	3,735	10%
General and administrative	25,317	25,868	(551)	(2)%
Depreciation and amortization	9,491	7,101	2,390	34%
Income from operations	14,577	1,532	13,045	852%
Interest income, net	1,699	1,559	140	9%
Income before income taxes	16,276	3,091	13,185	427%
Income tax expense	5,065	5,300	(235)	(4)%
Net income (loss)	$11,211	$(2,209)	$13,420	608%
Revenue. Revenue increased by $45.0 million, or 21%, to $262.4 million for the three months ended March 31, 2025 as compared to $217.4 million for the same period in 2024. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into the new markets, such as Peru. The increase reflects higher period-over-period online casino and sports betting revenue and social gaming revenue of $45.3 million and $0.1 million, respectively, which was partly offset by a decrease in retail sports betting revenue of $0.4 million.
Costs of Revenue. Costs of revenue increased by $26.4 million, or 18%, to $170.9 million for the three months ended March 31, 2025 as compared to $144.5 million for the same period in 2024. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Market access costs, gaming taxes, payment processing costs and operating expenses contributed $11.0 million, $8.6 million, $4.3 million and $2.3 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 65% for the three months ended March 31, 2025 as compared to 66% for the same period in 2024.
Sales and Marketing. Sales and marketing expense increased by $3.7 million, or 10%, to $42.1 million for the three months ended March 31, 2025 as compared to $38.4 million for the same period in 2024. The increase was primarily driven by higher marketing personnel costs and share-based compensation expense. Sales and marketing expense as a percentage of revenue decreased to 16% for the three months ended March 31, 2025 as compared to 18% for the same period in 2024.
General and Administrative. General and administrative expense decreased by $0.6 million, or 2%, to $25.3 million for the three months ended March 31, 2025 as compared to $25.9 million for the same period in 2024. The decrease was primarily due to lower share-based compensation expense and other administrative costs. General and administrative expense as a percentage of revenue decreased to 10% for the three months ended March 31, 2025 as compared to 12% for the same period in 2024.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.4 million, or 34%, to $9.5 million for the three months ended March 31, 2025 as compared to $7.1 million for the same period in 2024. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 4% for the three months ended March 31, 2025 as compared to 3% for the same period in 2024.
Interest Income, Net. Interest income, net, increased by $0.1 million, or 9%, to $1.7 million for the three months ended March 31, 2025 as compared to $1.6 million for the same period in 2024. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2024.
Income Tax Expense. Income tax expense decreased by $0.2 million, or (4)%, to $5.1 million for the three months ended March 31, 2025 as compared to $5.3 million for the same period in 2024. Income tax expense is attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue remained flat at 2% for the three months ended March 31, 2025 and 2024.
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
We had $228.2 million in cash and cash equivalents as of March 31, 2025 (excluding legally restricted customer cash deposits, which we segregate from our operating cash balances). We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
In connection with the Business Combination, we executed the TRA, which generally provides that the Special Limited Partner pay an amount equal to 85% of certain net tax benefits, if any, that the Company and its consolidated subsidiaries, including the Special Limited Partner, realize (or in certain cases is deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained RSILP Units for Class A Common Stock (or cash) and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments thereunder are expected in the next twelve months as payments under the TRA are not owed until the tax benefits generated thereunder are more-likely-than-not to be realized. Significant payments under the TRA may be required upon tax benefits becoming more-likely-than-not to be realized.

We expect our existing cash and cash equivalents and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. We also expect certain costs such as marketing, market access and license fees to increase to the extent we pursue expansion opportunities in new and existing jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. Additionally, our continued profitability will trigger future quarterly tax distribution obligations payable to the limited partners of RSILP under the RSILP Amended and Restated Limited Partnership Agreement, To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
We expect our material cash requirements during the upcoming 12-month period to include $11.2 million of non-cancellable purchase obligations with marketing vendors, $4.3 million of license and market access fees, and $2.4 million of lease payments. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments. We have $36.2 million of additional non-cancellable purchase obligations including obligations for license and market access fees, arrangements with marketing vendors and lease payments subsequent to the upcoming 12-month period. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Report. Management believes our current cash holdings and, if necessary or desirable, various avenues available to pursue funding in the capital markets will suffice to fund these obligations.
Surety Bonds
We had been issued $31.1 million in surety bonds as of March 31, 2025 and December 31, 2024 that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.3 million and $6.1 million in surety bonds as of March 31, 2025 and December 31, 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of March 31, 2025 and December 31, 2024, we had no outstanding debt. As of March 31, 2025 and December 31, 2024, we had an outstanding letter of credit for $4.6 million and $4.3 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three months ended March 31, 2025, 498,622 shares of Class A Common Stock were repurchased pursuant to the Stock Repurchase Program for an aggregate purchase price of approximately $5.2 million at an average price of $10.35.

Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$28,712	$30,908
Net cash used in investing activities	(7,554)	(7,413)
Net cash used in financing activities	(27,178)	(182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,274	26
Net change in cash, cash equivalents and restricted cash	$(746)	$23,339
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2025 decreased by $2.2 million to $28.7 million, as compared to $30.9 million during the same period in 2024. The decrease was primarily brought by changes in operating assets and liabilities of $18.8 million, which was partially offset by higher period-over-period net income totaling $13.4 million and increased non-cash expenses of $3.6 million. The increase in non-cash expenses was driven primarily by additional depreciation and amortization, and share-based compensation expense totaling $2.4 million and $0.4 million, respectively which was partially offset by lower deferred income tax benefit of $0.8 million,
Investing activities. Net cash used in investing activities for the three months ended March 31, 2025 increased by $0.1 million to $7.5 million, as compared to $7.4 million during the same period in 2024. The increase reflects higher acquisition of internally developed software costs totaling $0.5 million and acquisition of developed technology totaling $0.2 million. This was partially offset by lower period-over-period cash paid for acquisition of gaming licenses totaling $0.4 million, purchases of property and equipment totaling $0.1 million and short-term investment totaling $0.1 million.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2025 increased by $27.0 million to $27.2 million, as compared to $0.2 million during the same period in 2024. The period-over-period increase primarily reflects the payments for employee taxes related to shares withheld and repurchases of Class A Common Stock totaling to $20.4 million and $5.1 million, respectively, and higher principal payments of finance lease liabilities of $1.5 million.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $5.3 million for the three months ended March 31, 2025 as compared to an increase of less than $0.1 million for the same period in 2024. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
There were no material changes during the quarter ended March 31, 2025, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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

Interest Rate Risk
As of March 31, 2025, we had cash, cash equivalents and restricted cash of $232.0 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the three months ended March 31, 2025 and 2024, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the three months ended March 31, 2025. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 24, 2024, our Board of Directors authorized the Stock Repurchase Program to repurchase up to an aggregate of $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors, including, without limitation, our working capital needs, our stock price and economic and market conditions. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.
The table below provides information with respect to repurchases of shares of our Class A Common Stock during the three months ended March 31, 2025 (amounts in thousands, except for share and per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	—	$—	—	$50,000
February 1 - February 28, 2025	—	$—	—	$50,000
March 1 - March 31, 2025	498,622	$10.35	498,622	$44,839
Total	498,622	$10.35	498,622
(1) The total number of shares purchased excludes any shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2) Average price paid per share includes broker commissions, but excludes excise tax.

Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described in the table below:

Name and Title	Action	Date of Action	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)[1]	Aggregate Number of Securities Subject to Trading Arrangement
Niccolo de Masi, Director	Adopt	March 14, 2025	June 13, 2025 - December 31, 2026	Y	1,784,375
The trading arrangement reported above is subject to a number of conditions, including the price at which, and the time of when, purchases or sales may occur, and it is possible that a trading arrangement may not result in the purchase or sale of any or all of the aggregate number of securities covered by such trading arrangement during the term of the trading arrangement.
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

10.1
Summary of Separation Terms, dated as of January 7, 2025, by and between Rush Street Interactive, Inc. and Einar Roosileht ((incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025).

10.2
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of RSILP, dated as of February 25, 2025 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025).

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

RUSH STREET INTERACTIVE, INC.
May 1, 2025	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)