Form 10-Q
period 2025-06-30
Rush Street Interactive, Inc.
filed 2025-07-31
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 30, 2025, there were 95,339,349 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 133,154,736 shares outstanding of the registrant’s Class V common stock, $0.0001 par value per share.

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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,592	$229,171
Restricted cash	1,360	3,585
Players’ receivables	20,789	14,910
Due from affiliates	16,311	18,211
Prepaid expenses and other current assets	22,034	19,169
Total current assets	301,086	285,046

Intangible assets, net	77,858	77,347
Property and equipment, net	9,024	7,239
Operating lease assets	2,678	2,419
Deferred tax assets, net	145,388	522
Other assets	6,987	6,893
Total assets	$543,021	$379,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,839	$25,798
Accrued expenses	68,426	72,702
Players’ liabilities	41,421	43,703
Other current liabilities	24,474	20,927
Total current liabilities	161,160	163,130

Tax receivable agreement liability, non-current	112,707	739
Other non-current liabilities	16,913	17,281
Total liabilities	290,780	181,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 96,002,368 and 90,511,441 shares issued as of June 30, 2025 and December 31, 2024, respectively; 95,269,349 and 90,511,441 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	9	9
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 133,224,736 and 135,748,023 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Treasury stock, at cost; 733,019 and nil shares as of June 30, 2025 and December 31, 2024, respectively	(3,177)	—
Additional paid-in capital	241,125	217,675
Accumulated other comprehensive loss	(1,114)	(3,090)
Accumulated deficit	(113,922)	(135,929)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	122,934	78,678

Non-controlling interests	129,307	119,638
Total stockholders’ equity	252,241	198,316
Total liabilities and stockholders’ equity	$543,021	$379,466
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$269,217	$220,379	$531,624	$437,807

Operating costs and expenses
Costs of revenue	174,147	144,477	345,030	289,000
Sales and marketing	37,132	36,944	79,271	75,348
General and administrative	23,787	27,206	48,759	53,074
Depreciation and amortization	9,827	7,555	19,318	14,656
Total operating costs and expenses	244,893	216,182	492,378	432,078
Income from operations	24,324	4,197	39,246	5,729

Other (expense) income
Tax receivable agreement expense	(112,692)	—	(113,037)	—
Interest income, net	2,181	1,917	3,880	3,476
Total other (expense) income	(110,511)	1,917	(109,157)	3,476
(Loss) income before income taxes	(86,187)	6,114	(69,911)	9,205

Income tax (benefit) expense	(115,017)	6,396	(109,952)	11,696
Net income (loss)	28,830	(282)	40,041	(2,491)
Net income (loss) attributable to non-controlling interests	12,142	(182)	18,034	(1,664)
Net income (loss) attributable to Rush Street Interactive, Inc.	$16,688	$(100)	$22,007	$(827)

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – basic	$0.18	$(0.00)	$0.23	$(0.01)
Weighted average common shares outstanding – basic	95,053,473	80,049,123	94,455,413	78,038,275
Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – diluted	$0.12	$(0.00)	$0.17	$(0.01)
Weighted average common shares outstanding – diluted	234,511,309	80,049,123	234,405,833	78,038,275
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$28,830	$(282)	$40,041	$(2,491)

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1,549	(3,734)	6,076	(3,633)
Comprehensive income (loss)	30,379	(4,016)	46,117	(6,124)
Comprehensive income (loss) attributable to non-controlling interests	13,474	(2,589)	22,029	(4,005)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$16,905	$(1,427)	$24,088	$(2,119)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	3,665	—	—	3,665	5,148	8,813
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	2,684,333	—	—	—	—	—	(9,293)	—	—	(9,293)	(13,051)	(22,344)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,313,287	—	(2,313,287)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,864	—	1,864	2,663	4,527
Repurchase of Class A Common Stock	—	—	—	—	498,622	(2,147)	—	—	—	(2,147)	(3,015)	(5,162)
Net income	—	—	—	—	—	—	—	—	5,319	5,319	5,892	11,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	3,327	(103)	—	3,224	(3,224)	—
Balance at March 31, 2025 (Unaudited)	95,509,061	9	133,434,736	13	498,622	(2,147)	215,374	(1,329)	(130,610)	81,310	114,051	195,361
Share-based compensation expense	—	—	—	—	—	—	2,543	—	—	2,543	3,555	6,098
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	283,307	—	—	—	—	—	(80)	—	—	(80)	(112)	(192)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	210,000	—	(210,000)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	217	—	217	1,332	1,549
Tax impact of equity transactions	—	—	—	—	—	—	23,067	—	—	23,067	—	23,067
Repurchase of Class A Common Stock	—	—	—	—	234,397	(1,030)	—	—	—	(1,030)	(1,442)	(2,472)
Net income	—	—	—	—	—	—	—	—	16,688	16,688	12,142	28,830
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	221	(2)	—	219	(219)	—
Balance at June 30, 2025 (Unaudited)	96,002,368	$9	133,224,736	$13	733,019	$(3,177)	$241,125	$(1,114)	$(113,922)	$122,934	$129,307	$252,241

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation expense	—	—	—	—	2,979	—	—	2,979	5,446	8,425
Issuance of Class A Common Stock under the equity compensation plan	2,106,202	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,050,000	1	(5,050,000)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35	66	101
Net loss	—	—	—	—	—	—	(727)	(727)	(1,482)	(2,209)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,769	(7)	—	4,762	(4,762)	—
Balance at March 31, 2024 (Unaudited)	79,543,611	8	145,384,310	14	199,911	(72)	(139,044)	60,817	111,629	172,446
Share-based compensation expense	—	—	—	—	3,460	—	—	3,460	6,231	9,691
Issuance of Class A Common Stock under the equity compensation plan	458,108	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	480,000	—	(480,000)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,327)	—	(1,327)	(2,407)	(3,734)
Net loss	—	—	—	—	—	—	(100)	(100)	(182)	(282)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	596	(7)	—	589	(589)	—
Balance at June 30, 2024 (Unaudited)	80,481,719	$8	144,904,310	$14	$203,967	$(1,406)	$(139,144)	$63,439	$114,682	$178,121
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$40,041	$(2,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income taxes	(122,119)	(838)
Tax receivable agreement expense	113,037	—
Depreciation and amortization expense	19,318	14,656
Share-based compensation expense	14,911	18,116
Noncash lease expense	481	468
Changes in operating assets and liabilities:
Players’ receivables	(5,574)	196
Due from affiliates	1,900	16,668
Prepaid expenses and other assets	(905)	(5,496)
Accounts payable, accrued expenses and other liabilities	(3,665)	11,740
Players’ liabilities	(2,926)	(1,901)
Net cash provided by operating activities	54,499	51,118

Cash flows from investing activities
Internally developed software costs	(13,136)	(12,487)
Acquisition of gaming licenses	(2,949)	(3,364)
Acquisition of other intangibles	(1,409)	(576)
Short-term investments	(1,029)	(1,862)
Purchases of property and equipment	(363)	(630)
Acquisition of developed technology	(225)	—
Net cash used in investing activities	(19,111)	(18,919)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(24,189)	—
Repurchase of Class A Common Stock	(7,634)	—
Principal payments of finance lease liabilities	(2,028)	(455)
Net cash used in financing activities	(33,851)	(455)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,659	(3,867)

Net change in cash, cash equivalents and restricted cash	9,196	27,877
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	232,756	170,977
Cash, cash equivalents and restricted cash, at the end of the period (1)	$241,952	$198,854

	Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$487	$1,582
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$3,326	$983
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$3,443	$5,351
Shares withheld for employee taxes in Other Current Liabilities	$174	$—
Capitalized intangible assets in Accounts Payable and Accrued Expenses	$894	$497
Property and equipment purchases in Accounts Payable and Accrued Expenses	$6	$26

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28,160	$14,994
Cash paid for interest	$465	$502
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
The assets and liabilities of RSILP represent substantially all of the Company’s consolidated assets and liabilities, except for certain deferred taxes and liabilities under the Tax Receivable Agreement (“TRA”). The Company’s equity interests in RSILP, comprised of Class A Units of RSILP (the “RSILP Units”) and General Partnership Interests of RSILP, are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), respectively. RSI is deemed to have a controlling interest of RSILP through RSI GP, which is the sole general partner of RSILP. As a result, the Company consolidates the financial results of RSILP and reports a non-controlling interest representing the economic interest in RSILP held by the other members of RSILP. As of June 30, 2025, the Company owned 41.69% of the RSILP Units and the holders of the non-controlling interest owned 58.31% of the RSILP Units.
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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2025 and the condensed consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual consolidated financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to: the valuation of share-based awards; internally developed software; long-lived assets and investments in equity; estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and other discretionary player bonuses; deferred revenue; accrued expenses; determination of the incremental borrowing rate to calculate certain operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the TRA entered into in connection with the closing of the transactions contemplated in the Business Combination Agreement on December 29, 2020.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of June 30, 2025 and December 31, 2024, the Company had prepaid expenses of $7.4 million and $5.5 million, respectively.
Short-term investments consist of certificates of deposit with an original maturity greater than three months but not greater than one year. As of June 30, 2025 and December 31, 2024, the Company had short-term investments of $5.8 million and $4.3 million, respectively.
Surety Bonds
The Company had been issued $31.1 million in surety bonds as of June 30, 2025 and December 31, 2024 that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $6.3 million and $6.1 million in surety bonds as of June 30, 2025 and December 31, 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of the Company’s surety bonds, and the likelihood of future claims is expected to be remote.
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
If transactions are recorded in a currency other than the functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction gains were $0.1 million for both the three and six months ended June 30, 2025, compared to losses of $1.3 million and $1.7 million for the same respective periods in 2024. Amounts are recorded in general and administrative on the Company’s unaudited condensed consolidated statements of operations.
Tax Receivable Agreement Expense
Tax receivable agreement expense consists of the accounting cost associated with the initial recognition of the TRA liability as of June 30, 2025. This expense reflects changes in the estimated future payments under the TRA attributable to RSILP Unit exchanges completed prior to that date. These prior exchanges increased the Company’s tax basis in its share of RSILP’s underlying assets, giving rise to expected tax savings and corresponding TRA liability. RSILP Unit exchanges occurring after June 30, 2025 will not result in TRA expense, as the associated increase in tax basis and the resulting TRA liability will be accounted for as equity transactions.
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
Online casino and online sports betting
Online casino offerings typically include the full suite of games available in land-based casinos, such as table games (i.e., blackjack and roulette), slot machines and poker games. The Company generates revenue from these offerings (other than online poker) through hold, or gross winnings, as customers play against the house. Online casino revenue other than from online poker is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot liability. Online casino revenue from online poker is recognized as rake (i.e., percentage of a game’s wagers earned by the Company for satisfying the performance obligation) less any value given back to players, which could be in the form of cash, tournament tickets or other forms of bonuses.
Online sports betting involves a user placing a bet on the outcome of a sporting event, sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Social gaming
The Company provides a social gaming platform for users to enjoy free-to-play games that use virtual credits. While virtual credits are issued to users for free, some users may choose to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services to provide the services to users upon the redemption of virtual credits. Deferred revenue is recorded when users purchase virtual credits and revenue is recognized when the virtual credits are redeemed, and the Company’s performance obligation has been fulfilled.
Disaggregation of revenue for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Online casino and online sports betting	$267,520	$218,849	$528,401	$434,471
Retail sports betting	464	461	791	1,169
Social gaming	1,233	1,069	2,432	2,167
Total revenue	$269,217	$220,379	$531,624	$437,807
Revenue by geographic region for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
United States and Canada	$232,613	$188,513	$457,475	$377,050
Latin America, including Mexico	36,604	31,866	74,149	60,757
Total revenue	$269,217	$220,379	$531,624	$437,807

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets.
The deferred revenue balances as of June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Deferred revenue, beginning of period	$10,814	$7,013
Deferred revenue, end of period	$8,595	$6,582
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$10,814	$7,013
4.Intangible Assets, Net
The Company had the following intangible assets, net as of June 30, 2025 and December 31, 2024:

($ in thousands)	Weighted- Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
June 30, 2025	6.17	$55,979	$(26,667)	$29,312
December 31, 2024	6.85	$52,933	$(22,491)	$30,442

Internally Developed Software
June 30, 2025	2.12	$81,063	$(40,812)	$40,251
December 31, 2024	2.19	$68,291	$(29,346)	$38,945

Developed Technology
June 30, 2025	4.37	$6,381	$(2,651)	$3,730
December 31, 2024	4.89	$6,381	$(2,224)	$4,157

Other Intangible Assets(1)
June 30, 2025	1.81	$9,383	$(4,818)	$4,565
December 31, 2024	2.08	$7,373	$(3,570)	$3,803
_____________________________
(1)Other intangible assets include trademarks, media content, customer lists and software licenses.
Amortization expense was $8.8 million and $17.3 million for the three and six months ended June 30, 2025, respectively, compared to amortization expense of $6.7 million and $12.8 million for the same respective periods in 2024.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Computers, software and related equipment	$4,827	$4,427
Operating equipment and servers	3,250	3,231
Furniture	1,318	1,143
Leasehold improvements	1,939	1,797
Property and equipment not yet placed into service	199	199
Total property and equipment	11,533	10,797
Less: accumulated depreciation	(8,795)	(7,732)
	2,738	3,065

Finance lease right-of-use assets	10,374	7,041
Less: accumulated amortization	(4,088)	(2,867)
	6,286	4,174

Property and equipment, net	$9,024	$7,239
The Company recorded depreciation expense on property and equipment of $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, compared to depreciation expense of $0.5 million and $1.1 million for the same respective periods in 2024. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.8 million for the same respective periods in 2024.
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Accrued compensation and related expenses	$13,158	$17,218
Accrued operating expenses	36,731	32,427
Accrued marketing expenses	15,230	17,959
Accrued administrative expenses	2,693	4,319
Accrued other expenses	614	779
Total accrued expenses	$68,426	$72,702

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has the following other current and non-current liabilities as of June 30, 2025 and December 31, 2024:

	Current		Non-Current
($ in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Value-added tax payable	$13,668	$—	$—	$—
Deferred royalty liabilities	1,867	1,814	9,638	10,581
Finance lease liabilities	1,348	1,296	2,544	1,297
Operating lease liabilities	799	673	1,519	1,370
Income tax payable	658	15,009	—	—
Other	6,134	2,135	3,212	4,033
Total other current and non-current liabilities	$24,474	$20,927	$16,913	$17,281
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represent the RSILP Units held by holders other than the Company.
Non-controlling interests owned 58.31% and 60.00% of the RSILP Units outstanding as of June 30, 2025 and December 31, 2024, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the six months ended June 30, 2025:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2024:	60.00%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.10)%
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	(0.77)%
Repurchases of Class A Common Stock	0.18%
Non-controlling interests ownership % as of June 30, 2025:	58.31%
Non-controlling interests owned 64.29% and 67.51% of the RSILP Units outstanding as of June 30, 2024 and December 31, 2023, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the six months ended June 30, 2024:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2023:	67.51%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.48)%
Issuance of Class A Common Stock under the equity compensation plan	(0.74)%
Non-controlling interests ownership % as of June 30, 2024:	64.29%
Treasury Stock
On October 24, 2024, the Board of Directors authorized the repurchase of an aggregate of up to $50 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”) through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three and six months ended June 30, 2025, the Company repurchased 234,397 and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $2.5 million during the three months ended June 30, 2025 and $7.6 million during the six months ended June 30, 2025, at average prices of $10.55 and $10.41, respectively. The repurchased shares are considered issued but not outstanding.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Restricted Stock Units (“RSUs”)
The Company granted 824,329 and 1,989,288 RSUs with service conditions during the six months ended June 30, 2025 and 2024, respectively. RSUs with service conditions generally vest over a three- to four-year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.
The Company granted 423,269 and 1,152,122 RSUs with market-based conditions (e.g., total shareholder return) during the six months ended June 30, 2025 and 2024, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo simulation using the following assumptions:

	Six Months Ended June 30,
	2025	2024
Volatility rate	62.75%	68.48%
Risk-free interest rate	4.00%	4.55%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$10.70	$5.79

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RSU activity for the six months ended June 30, 2025 and 2024 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2024	9,965,432	$6.06
Granted	1,247,598	12.12
Additional shares based on performance(1)	1,055,328	21.19
Vested(2)	(5,140,124)	3.89
Forfeited	(70,679)	6.13
Unvested balance at June 30, 2025	7,057,555	$7.80

Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	3,141,410	7.06
Vested(2)	(2,008,720)	5.03
Forfeited	(69,295)	7.75
Unvested balance at June 30, 2024	10,281,537	$6.23
______________________________
(1)RSUs with market conditions include a performance achievement multiplier that is assessed upon vesting of the shares. RSUs with market conditions vested during the six months ended June 30, 2025, resulting in the issuance of shares incremental to the initial target when the conditions were met.
(2)Includes 479,552 and 297,320 of RSUs that vested during the six months ended June 30, 2025 and 2024, respectively, but the resulting shares of Class A Common Stock have not yet been issued. There were 985,588 and 549,039 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of June 30, 2025 and 2024, respectively.
The aggregate fair value of the RSUs granted during the three and six months ended June 30, 2025 was approximately $1.4 million and $15.1 million, respectively, compared to the aggregate fair value of the RSUs granted of approximately $1.2 million and $22.2 million for the same respective periods in 2024. The aggregate grant date fair value of RSUs vested during the three and six months ended June 30, 2025 was approximately $1.9 million and $20.0 million, respectively, compared to $4.1 million and $10.1 million for the same respective periods in 2024.
As of June 30, 2025, the Company had unrecognized share-based compensation expense related to RSUs of $37.6 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.16 years as of June 30, 2025.
The Company withheld 1,718,906 shares of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards at an average price of $13.11 and a total cost of $22.5 million during the six months ended June 30, 2025, compared to nil shares for the same period in 2024.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company granted 344,391 and 630,897 stock options during the six months ended June 30, 2025 and 2024, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended June 30,
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
Stock option activity for the six months ended June 30, 2025 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2024	2,582,071	$4.57
Granted	344,391	10.70
Exercised	—	—
Forfeited	—	—
Outstanding balance at June 30, 2025	2,926,462	$5.29

Exercisable balance at June 30, 2025	1,536,552	$4.63
Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	—	—
Forfeited	—	—
Outstanding balance at June 30, 2024	2,602,508	$4.56
The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2025 was nil and $6.70, respectively, compared to nil and $3.74 for the same respective periods in 2024. The aggregate fair value of the stock options granted during the three and six months ended June 30, 2025 was nil and $2.3 million, respectively, compared to nil and $2.4 million for the same respective periods in 2024. The outstanding stock options and exercisable stock options as of June 30, 2025 had an intrinsic value of $28.2 million and $15.8 million, respectively.
As of June 30, 2025, the Company had unrecognized share-based compensation expense related to stock options of $4.1 million. The outstanding options had a remaining weighted-average vesting period of 1.06 years as of June 30, 2025.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
Share-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Costs of revenue	$79	$295	$142	$565
Sales and marketing	955	690	4,279	1,260
General and administrative	5,064	8,706	10,490	16,291
Total share-based compensation expense	$6,098	$9,691	$14,911	$18,116
9.    Income Taxes
Income tax (benefit) expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Income tax (benefit) expense	$(115,017)	$6,396	$(109,952)	$11,696
The Company recognized a federal, state and foreign income tax benefit of $115.0 million and $110.0 million during the three and six months ended June 30, 2025, respectively, compared to an income tax expense of $6.4 million and $11.7 million during the same respective periods in 2024. The effective tax rates for the three and six months ended June 30, 2025 were 133.5% and 157.3%, respectively, and were 104.6% and 127.1% during the same respective periods in 2024. The difference between the Company’s year-to-date effective tax rate and the U.S. statutory tax rate of 21% was primarily due to the release of the valuation allowance recorded on the Company’s U.S. deferred tax assets based on current year income, non-taxable income/(loss) attributable to non-controlling interest and income tax rate differences related to the Company’s foreign operations. During the three and six months ended June 30, 2025, the Company also recorded a tax benefit of $121.6 million discretely related to the release of the valuation allowance recorded on the Company’s U.S. deferred tax assets based on forecasted future income.
On a quarterly basis, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax asset and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. As of June 30, 2025, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets of $145.8 million, primarily in the U.S., are realizable. For purposes of forecasting taxable income, the Company relied on historical pre-tax earnings trends and incorporated assumptions about future performance that are expected to impact pre-tax results. These historical results support the expectation that the Company will generate taxable income in future periods. The Company did not recognize all U.S. deferred tax assets because the Company determined that a portion of excess income tax basis in RSILP will only reverse upon the occurrence of certain events, such as a sale of the Company’s interest in RSILP, none of which are expected to occur in the foreseeable future. As of June 30, 2025, the valuation allowance on U.S. deferred tax assets per the annualized effective tax rate computation is $68.5 million.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Based primarily on the three-year cumulative income analysis and anticipated future earnings, management has determined that it is more likely than not that the Company will be able to utilize its deferred tax assets subject to the TRA. As of June 30, 2025 and December 31, 2024, the Company recognized a TRA liability of $113.8 million (including $1.1 million classified as current liability) and $0.7 million, respectively, based on tax benefits realized in the current and prior tax year. Additional unrecognized TRA liability as of December 31, 2024 was $104.3 million. The recognition of the TRA liability resulted in tax receivable agreement expense of $112.7 million and $113.0 million during the three and six months ended June 30, 2025, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Earnings (Loss) Per Share
The basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$28,830	$(282)	$40,041	$(2,491)
Less: Net income (loss) attributable to non-controlling interests	12,142	(182)	18,034	(1,664)
Net income (loss) attributable to Rush Street Interactive, Inc. – basic	$16,688	$(100)	$22,007	$(827)

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	12,142	—	18,034	—
Net income (loss) attributable to Rush Street Interactive, Inc. – diluted	$28,830	$(100)	$40,041	$(827)

Denominator:
Weighted-average common shares outstanding – basic	95,053,473	80,049,123	94,455,413	78,038,275

Adjustments:
Conversion of Weighted Average RSILP units to Class A Common Shares	133,294,736	—	133,677,803	—
Incremental shares from assumed conversion of stock options and restricted stock units(1)	6,163,100	—	6,272,617	—
Weighted-average common shares outstanding – diluted	234,511,309	80,049,123	234,405,833	78,038,275

Earnings (loss) per Class A Common Share - basic	$0.18	$(0.00)	$0.23	$(0.01)
Earnings (loss) per Class A Common Share - diluted	$0.12	$(0.00)	$0.17	$(0.01)
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three and six months ended June 30, 2025 and 2024 as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSILP Units(1)	—	144,904,310	—	144,904,310
Unvested RSUs	569,252	10,281,537	1,101,085	10,281,537
Vested RSUs(2)	—	549,039	—	549,039
Outstanding Stock Options	441,218	2,602,508	441,218	2,602,508
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
The Company’s revenue, significant expenses and net income (loss) for its consolidated segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$269,217	$220,379	$531,624	$437,807
Less:
Costs of revenue(1)	174,068	144,182	344,888	288,435
Sales and marketing(1)	36,177	36,254	74,992	74,088
General and administrative(1)	18,723	18,500	38,269	36,783
Interest income	(2,410)	(2,168)	(4,345)	(3,979)
Interest expense	229	251	465	503
Depreciation and amortization	9,827	7,555	19,318	14,656
Income tax (benefit) expense	(115,017)	6,396	(109,952)	11,696
Other segment items(2)	118,790	9,691	127,948	18,116
Consolidated net income (loss)	$28,830	$(282)	$40,041	$(2,491)
_____________________________________
(1)    Excludes share-based compensation expense.
(2)    Other segment items include share-based compensation expense and tax receivable agreement expense.

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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $16.0 million and $33.4 million for the three and six months ended June 30, 2025, respectively, and $17.8 million and $33.4 million for the same respective periods in 2024, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $16.3 million and $18.2 million at June 30, 2025 and December 31, 2024, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and six months ended June 30, 2025 and 2024 was not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.
13.    Commitments and Contingencies
Legal Matters
The Company is not a party to any material legal proceedings and is not aware of any material pending or threatened claims. From time to time, however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing, other strategic partnership-related agreements and leases where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2025	$7,791
Year ending December 31, 2026	13,852
Year ending December 31, 2027	8,196
Year ending December 31, 2028	5,464
Year ending December 31, 2029	4,278
Thereafter	13,231
Total(1)	$52,812
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $31.2 million, obligations under non-cancelable contracts with marketing vendors totaling $14.4 million and non-cancelable lease contracts totaling $7.2 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
Our real-money online casino and online sports betting offerings are currently provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners under our brands or their respective brands depending on the terms of our arrangement. Many of our social gaming offerings are marketed under our own brands, although we also offer social gaming under our partners’ brands as well. Our decision about what brand or brands to use is market and/or partner specific, and is based on brand awareness, market research, marketing efficiency, contractual obligations and applicable gaming rules and regulations.
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

The chart below presents our average MAUs in the United States and Canada for the six months ended June 30, 2025 and 2024:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the six months ended June 30, 2025 and 2024:
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
The chart below presents our ARPMAU in the United States and Canada for the six months ended June 30, 2025 and 2024:
The year-over-year increase in ARPMAU in the United States and Canada was mainly due to our continued growth in markets where we offer online casino in addition to online sports betting, the impact of our strategic advertising and marketing efforts, and our focus on retaining quality players.

The chart below presents our ARPMAU in Latin America (including Mexico) for the six months ended June 30, 2025 and 2024:
The year-over-year decrease in ARPMAU in Latin America was mainly driven by the negative impact of additional player bonusing as a result of the value-added tax imposed on customer deposits in Colombia, which became effective during the six months ended June 30, 2025, and unfavorable foreign exchange rate fluctuations.
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

The table below presents our Adjusted EBITDA reconciled from our net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$28,830	$(282)	$40,041	$(2,491)

Interest income, net	(2,181)	(1,917)	(3,880)	(3,476)
Income tax (benefit) expense	(115,017)	6,396	(109,952)	11,696
Depreciation and amortization	9,827	7,555	19,318	14,656
Share-based compensation expense	6,098	9,691	14,911	18,116
Tax receivable agreement expense	112,692	—	113,037	—
Adjusted EBITDA	$40,249	$21,443	$73,475	$38,501
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
Tax Receivable Agreement Expense. Tax receivable agreement expense consists of the accounting cost associated with the initial recognition of the TRA liability as of June 30, 2025. This expense reflects changes in the estimated future payments under the TRA attributable to RSILP Unit exchanges completed prior to that date. These prior exchanges increased the Company’s tax basis in its share of RSILP’s underlying assets, giving rise to expected tax savings and corresponding TRA liability. RSILP Unit exchanges occurring after June 30, 2025 will not result in TRA expense, as the associated increase in tax basis and the resulting TRA liability will be accounted for as equity transactions.
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

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$269,217	$220,379	$48,838	22%
Costs of revenue	174,147	144,477	29,670	21%
Sales and marketing	37,132	36,944	188	1%
General and administrative	23,787	27,206	(3,419)	(13)%
Depreciation and amortization	9,827	7,555	2,272	30%
Income from operations	24,324	4,197	20,127	n/m
Tax receivable agreement expense	(112,692)	—	(112,692)	100%
Interest income, net	2,181	1,917	264	14%
(Loss) Income before income taxes	(86,187)	6,114	(92,301)	n/m
Income tax (benefit) expense	(115,017)	6,396	(121,413)	n/m
Net income (loss)	$28,830	$(282)	$29,112	n/m
*n/m means not meaningful
Revenue. Revenue increased by $48.8 million, or 22%, to $269.2 million for the three months ended June 30, 2025 as compared to $220.4 million for the same period in 2024. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into the new markets, such as Peru. The increase reflects higher period-over-period online casino and sports betting revenue and social gaming revenue of $48.6 million and $0.2 million, respectively.
Costs of Revenue. Costs of revenue increased by $29.7 million, or 21%, to $174.1 million for the three months ended June 30, 2025 as compared to $144.5 million for the same period in 2024. The increase was mainly due to and directly correlated with our expansion and continued growth as noted above. Gaming taxes, market access costs, payment processing costs and operating expenses contributed $13.1 million, $7.8 million, $4.2 million and $4.2 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 65% for the three months ended June 30, 2025 as compared to 66% for the same period in 2024.
Sales and Marketing. Sales and marketing expense increased by $0.2 million, or 1%, to $37.1 million for the three months ended June 30, 2025 as compared to $36.9 million for the same period in 2024. The increase was primarily driven by higher marketing personnel costs and share-based compensation expense, which was partially offset by reduced marketing spend resulting from management’s strategy to rationalize marketing spend as the North American and Latin American online gaming industries continue to mature. Sales and marketing expense as a percentage of revenue decreased to 14% for the three months ended June 30, 2025 as compared to 17% for the same period in 2024.
General and Administrative. General and administrative expense decreased by $3.4 million, or 13%, to $23.8 million for the three months ended June 30, 2025 as compared to $27.2 million for the same period in 2024. The decrease was primarily due to lower share-based compensation expense and other administrative costs. General and administrative expense as a percentage of revenue decreased to 9% for the three months ended June 30, 2025 as compared to 12% for the same period in 2024.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.3 million, or 30%, to $9.8 million for the three months ended June 30, 2025 as compared to $7.6 million for the same period in 2024. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 4% for the three months ended June 30, 2025 as compared to 3% for the same period in 2024.
Tax Receivable Agreement Expense. Tax receivable agreement expenses increased by $112.7 million for the three months ended June 30, 2025 as compared to nil for the same period in 2024. The increase is associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA.

Interest Income, Net. Interest income, net, increased by $0.3 million, or 14%, to $2.2 million for the three months ended June 30, 2025 as compared to $1.9 million for the same period in 2024. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2024.
Income Tax Expense (Benefit), Net. Income tax benefit was $115.0 million for the three months ended June 30, 2025 as compared to income tax expense of $6.4 million for the same period in 2024. Income tax benefit is primarily attributable to the release of valuation allowance as it is more likely than not that some portion of the deferred asset may be realized.
Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$531,624	$437,807	$93,817	21%
Costs of revenue	345,030	289,000	56,030	19%
Sales and Marketing	79,271	75,348	3,923	5%
General and administrative	48,759	53,074	(4,315)	(8)%
Depreciation and amortization	19,318	14,656	4,662	32%
Income from operations	39,246	5,729	33,517	n/m
Tax receivable agreement expense	(113,037)	—	(113,037)	100%
Interest income, net	3,880	3,476	404	12%
(Loss) Income before income taxes	(69,911)	9,205	(79,116)	n/m
Income tax (benefit) expense	(109,952)	11,696	(121,648)	n/m
Net income (loss)	$40,041	$(2,491)	$42,532	n/m
*n/m means not meaningful
Revenue. Revenue increased by $93.8 million, or 21%, to $531.6 million for the six months ended June 30, 2025 as compared to $437.8 million for the same period in 2024. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets, which launched late in the second quarter of 2024. The increase reflects higher period-over-period online casino and sports betting revenue of $93.9 million and social gaming revenue of $0.3 million, which was partially offset by a decrease of retail sports betting revenue of $0.4 million.
Costs of Revenue. Costs of revenue increased by $56.0 million, or 19%, to $345.0 million for the six months ended June 30, 2025 as compared to $289.0 million for the same period in 2024. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Gaming taxes, market access costs, operating expenses and payment processing costs contributed $21.8 million, $18.7 million, $6.4 million and $4.2 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 65% for the six months ended June 30, 2025 as compared to 66% for the same period in 2024.
Sales and Marketing. Sales and Marketing expense increased by $3.9 million, or 5%, to $79.3 million for the six months ended June 30, 2025 as compared to $75.3 million for the same period in 2024. The increase was primarily driven by higher marketing personnel costs and share-based compensation expense, which was partially offset by reduced marketing spend resulting from management’s strategy to rationalize marketing spend as the North American and Latin American online gaming industries continue to mature. Sales and marketing expense as a percentage of revenue decreased to 15% for the six months ended June 30, 2025 as compared to 17% for the same period in 2024.
General and Administrative. General and administrative expense decreased by $4.3 million, or 8%, to $48.8 million for the six months ended June 30, 2025 as compared to $53.1 million for the same period in 2024. The decrease was primarily due to lower share-based compensation expense and other administrative costs. General and administrative expense as a percentage of revenue decreased to 9% for the six months ended June 30, 2025 as compared to 12% for the same period in 2024.
Depreciation and Amortization. Depreciation and amortization expense increased by $4.7 million, or 32%, to $19.3 million for the six months ended June 30, 2025 as compared to $14.6 million for the same period in 2024. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets.

Depreciation and amortization expense as a percentage of revenue increased to 4% for the six months ended June 30, 2025 as compared to 3% for the same period in 2024.
Tax Receivable Agreement Expense. Tax receivable agreement expenses increased by $113.0 million for the six months ended June 30, 2025 as compared to nil for the same period in 2024. The increase is associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA.
Interest Income, Net. Interest income increased by $0.4 million, or 12%, to $3.9 million for the six months ended June 30, 2025 as compared to $3.5 million for the same period in 2024. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2024.
Income Tax Expense (Benefit), Net. Income tax benefit was $110.0 million for the six months ended June 30, 2025 as compared to income tax expense of $11.7 million for the same period in 2024. Income tax benefit is primarily attributable to the release of a valuation allowance as it is more likely than not that some portion of the deferred asset may be realized.
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
Our online and retail sports betting operations experience seasonality based on the relative popularity and frequency of certain sporting events. Although sporting events occur throughout the year, our online sports betting customers are most active during the NFL, NBA, college football and basketball seasons. With respect to our online and retail sports betting operations, customer activity tends to increase, and we may experience increased volatility, in connection with major sporting events such as the NFL super bowl, the NBA finals and NCAA basketball March Madness. In addition, sports betting activity is impacted by the occurrence of periodic events (e.g., World Cup, Copa América, UEFA, Olympics).

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand and cash flows from operations. We regularly monitor our liquidity position, working capital needs and capital allocation strategy to ensure we maintain adequate resources to support our business operations, fund strategic initiatives and fulfill other corporate and contractual obligations, including those under our TRA and the amended and restated partnership agreement of RSILP (the “A&R Partnership Agreement”).
As of June 30, 2025, we had $240.6 million in cash and cash equivalents, excluding legally restricted customer cash deposits that we segregate from our operating cash balances. We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits. We expect our material cash requirements during the upcoming 12-month period to include $10.9 million of non-cancellable purchase obligations with marketing vendors, $4.3 million of minimum license and market access fees, and $2.6 million of lease payments. We also have $35.0 million of additional non-cancellable purchase obligations that will be due subsequent to the upcoming 12-month period. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments.
We are required to make payments equal to 85% of the tax benefits we realize in connection with the TRA. These obligations under the TRA, while mainly non-current in nature, reduce future operating cash flows as the associated tax benefits are realized. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made, and no material payments thereunder are expected in the next 12 months. We expect additional obligations of $112.7 million associated with the TRA liability subsequent to the upcoming 12-month period.
RSILP is a partnership for U.S. federal income tax purposes and, as such, taxable income will be allocated for U.S. federal income tax purposes to the holders of RSILP Units. The A&R Partnership Agreement requires RSILP to make tax distributions to holders of RSILP Units (including the Special Limited Partner) calculated at certain assumed rates. In some cases, these assumed rates may be significantly higher than the holders’ actual tax rates. The amount of these tax distributions can be significant, in particular as RSILP’s profitability increases, which will generally reduce the amount of overall cash flow that might have otherwise been available to us. To date, no material tax distribution payments have been made, and no material payments thereunder are expected in the next 12 months.
We expect our existing cash and cash equivalents and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. We also expect certain costs such as marketing, market access and license fees to increase to the extent we pursue expansion opportunities in new and existing jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing, other strategic partnerships and leases, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. Additionally, our continued profitability will trigger future quarterly tax distribution obligations payable to the limited partners of RSILP under the A&R Partnership Agreement. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
Surety Bonds
We had been issued $31.1 million in surety bonds as of June 30, 2025 and December 31, 2024 that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.3 million and $6.1 million in surety bonds as of June 30, 2025 and December 31, 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of June 30, 2025 and December 31, 2024, we had no outstanding debt. As of June 30, 2025 and December 31, 2024, we had an outstanding letter of credit for $5.8 million and $4.3 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three and six months ended June 30, 2025, we repurchased 234,397 and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $2.5 million during the three months ended June 30, 2025 and $7.6 million during the six months ended June 30, 2025, at average prices of $10.55 and $10.41, respectively.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$54,499	$51,118
Net cash used in investing activities	(19,111)	(18,919)
Net cash used in financing activities	(33,851)	(455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,659	(3,867)
Net change in cash, cash equivalents and restricted cash	$9,196	$27,877
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2025 increased by $3.4 million to $54.5 million, as compared to $51.1 million during the same period in 2024. The increase was primarily brought by higher period-over-period net income totaling $42.5 million, which was partially offset by changes in operating assets and liabilities of $32.3 million and decreased non-cash expenses of $6.8 million. The decrease in non-cash expenses was driven primarily by deferred income tax benefit and decrease in share-based compensation expense totaling $121.3 million and $3.2 million, respectively, which was partially offset by tax receivable agreement expense totaling $113.0 million and additional depreciation and amortization totaling to $4.7 million.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2025 increased by $0.2 million to $19.1 million, as compared to $18.9 million during the same period in 2024. The increase reflects the acquisition of additional other intangible assets totaling $0.8 million, increased costs for internally developed software totaling $0.7 million and acquisition of developed technology totaling $0.2 million. This was partially offset by lower period-over-

period short-term investments, acquisition of gaming licenses and purchases of property and equipment totaling $0.8 million, $0.4 million and $0.3 million, respectively.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2025 increased by $33.4 million to $33.9 million, as compared to $0.5 million during the same period in 2024. The period-over-period increase primarily reflects the payments for employee taxes related to shares withheld and repurchases of Class A Common Stock totaling to $24.2 million and $7.6 million, respectively. Payments of finance lease liabilities contributed to the remainder of the period-over-period increase.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $7.7 million for the six months ended June 30, 2025 as compared to a decrease of $3.9 million for the same period in 2024. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
Critical Accounting Policies and Estimates
We have prepared our unaudited condensed consolidated financial statements in accordance with GAAP. In doing so, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board.
There were no material changes during the quarter ended June 30, 2025, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
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
Interest Rate Risk
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $242.0 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the six months ended June 30, 2025 and 2024, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the six months ended June 30, 2025. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.    Risk Factors.
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
The table below provides information with respect to repurchases of shares of our Class A Common Stock during the three months ended June 30, 2025 (amounts in thousands, except for share and per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	234,397	$10.55	234,397	$42,366
May 1 - May 31, 2025	—	$—	—	$42,366
June 1 - June 30, 2025	—	$—	—	$42,366
Total	234,397	$10.55	234,397
(1) The total number of shares purchased excludes any shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2) Average price paid per share includes broker commissions, but excludes excise tax.

Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described in the table below:

Name and Title	Action	Date of Action	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)[1]	Aggregate Number of Securities Subject to Trading Arrangement
Paul Wierbicki, Chief Legal Officer and Director	Adopt	May 5, 2025	August 5, 2025 - August 5, 2026	Y	35,000
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
2.1
Amended and Restated Business Combination Agreement, dated as of October 9, 2020, by and among the Company, RSILP, the Sellers party thereto, dMY Sponsor, LLC and Rush Street Interactive GP, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).

2.2
Amendment to Amended and Restated Business Combination Agreement, dated as of December 4, 2020, by and among the Company, RSILP, the Sellers party thereto, dMY Sponsor, LLC and Rush Street Interactive GP, LLC (incorporated by reference to Annex A-2 to Company’s Preliminary Proxy Statement filed with the SEC on December 4, 2020).

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

RUSH STREET INTERACTIVE, INC.
July 31, 2025	By:	/s/ Kyle Sauers
Kyle Sauers
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)