Form 10-Q
period 2025-09-30
Rush Street Interactive, Inc.
filed 2025-10-30
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 29, 2025, there were 97,911,941 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 131,500,831 shares outstanding of the registrant’s Class V common stock, $0.0001 par value per share.

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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$273,495	$229,171
Restricted cash	4,058	3,585
Players’ receivables	21,888	14,910
Due from affiliates	17,407	18,211
Prepaid expenses and other current assets	27,347	19,169
Total current assets	344,195	285,046

Intangible assets, net	77,582	77,347
Property and equipment, net	8,526	7,239
Operating lease assets	2,436	2,419
Deferred tax assets, net	153,601	522
Other assets	6,825	6,893
Total assets	$593,165	$379,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,863	$25,798
Accrued expenses	78,176	72,702
Players’ liabilities	48,709	43,703
Other current liabilities	26,152	20,927
Total current liabilities	179,900	163,130

Tax receivable agreement liability, non-current	122,904	739
Other non-current liabilities	15,996	17,281
Total liabilities	318,800	181,150

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 97,795,455 and 90,511,441 shares issued as of September 30, 2025 and December 31, 2024, respectively; 97,062,436 and 90,511,441 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	10	9
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 131,570,831 and 135,748,023 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	13
Treasury stock, at cost; 733,019 and nil shares as of September 30, 2025 and December 31, 2024, respectively	(3,177)	—
Additional paid-in capital	243,917	217,675
Accumulated other comprehensive income (loss)	182	(3,090)
Accumulated deficit	(107,867)	(135,929)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	133,078	78,678

Non-controlling interests	141,287	119,638
Total stockholders’ equity	274,365	198,316
Total liabilities and stockholders’ equity	$593,165	$379,466
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$277,911	$232,109	$809,535	$669,916

Operating costs and expenses
Costs of revenue	183,466	151,414	528,496	440,414
Sales and marketing	39,043	39,252	118,314	114,600
General and administrative	25,746	26,508	74,505	79,582
Depreciation and amortization	10,188	8,471	29,506	23,127
Total operating costs and expenses	258,443	225,645	750,821	657,723
Income from operations	19,468	6,464	58,714	12,193

Other income (expense)
Interest income, net	2,555	2,049	6,435	5,525
Tax receivable agreement expense	—	—	(113,037)	—
Total other income (expense)	2,555	2,049	(106,602)	5,525
Income (loss) before income taxes	22,023	8,513	(47,888)	17,718

Income tax expense (benefit)	7,177	5,274	(102,775)	16,970
Net income	14,846	3,239	54,887	748
Net income attributable to non-controlling interests	8,791	2,049	26,825	385
Net income attributable to Rush Street Interactive, Inc.	$6,055	$1,190	$28,062	$363

Earnings per common share attributable to Rush Street Interactive, Inc. – basic	$0.06	$0.01	$0.30	$0.00
Weighted average common shares outstanding – basic	96,223,133	82,847,325	95,051,128	79,652,992
Earnings per common share attributable to Rush Street Interactive, Inc. – diluted	$0.06	$0.01	$0.23	$0.00
Weighted average common shares outstanding – diluted	236,373,831	233,118,670	234,958,924	230,235,179
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$14,846	$3,239	$54,887	$748

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	3,683	(148)	9,759	(3,781)
Comprehensive income (loss)	18,529	3,091	64,646	(3,033)
Comprehensive income (loss) attributable to non-controlling interests	11,185	1,956	33,214	(2,049)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$7,344	$1,135	$31,432	$(984)
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	3,665	—	—	3,665	5,148	8,813
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	2,684,333	—	—	—	—	—	(9,293)	—	—	(9,293)	(13,051)	(22,344)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,313,287	—	(2,313,287)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,864	—	1,864	2,663	4,527
Repurchase of Class A Common Stock	—	—	—	—	498,622	(2,147)	—	—	—	(2,147)	(3,015)	(5,162)
Net income	—	—	—	—	—	—	—	—	5,319	5,319	5,892	11,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	3,327	(103)	—	3,224	(3,224)	—
Balance at March 31, 2025 (Unaudited)	95,509,061	9	133,434,736	13	498,622	(2,147)	215,374	(1,329)	(130,610)	81,310	114,051	195,361
Share-based compensation expense	—	—	—	—	—	—	2,543	—	—	2,543	3,555	6,098
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	283,307	—	—	—	—	—	(80)	—	—	(80)	(112)	(192)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	210,000	—	(210,000)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	217	—	217	1,332	1,549
Tax impact of equity transactions	—	—	—	—	—	—	23,067	—	—	23,067	—	23,067
Repurchase of Class A Common Stock	—	—	—	—	234,397	(1,030)	—	—	—	(1,030)	(1,442)	(2,472)
Net income	—	—	—	—	—	—	—	—	16,688	16,688	12,142	28,830
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	221	(2)	—	219	(219)	—
Balance at June 30, 2025 (Unaudited)	96,002,368	9	133,224,736	13	733,019	(3,177)	241,125	(1,114)	(113,922)	122,934	129,307	252,241
Share-based compensation expense	—	—	—	—	—	—	2,708	—	—	2,708	3,671	6,379
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	139,182	1	—	—	—	—	(832)	—	—	(831)	(1,127)	(1,958)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,653,905	—	(1,653,905)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,289	—	1,289	2,394	3,683
Net income	—	—	—	—	—	—	—	—	6,055	6,055	8,791	14,846
Tax impact of equity transactions	—	—	—	—	—	—	(826)	—	—	(826)	—	(826)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	1,742	7	—	1,749	(1,749)	—
Balance at September 30, 2025 (Unaudited)	97,795,455	$10	131,570,831	$13	733,019	$(3,177)	$243,917	$182	$(107,867)	$133,078	$141,287	$274,365

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation expense	—	—	—	—	2,979	—	—	2,979	5,446	8,425
Issuance of Class A Common Stock under the equity compensation plan	2,106,202	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,050,000	1	(5,050,000)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35	66	101
Net loss	—	—	—	—	—	—	(727)	(727)	(1,482)	(2,209)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	4,769	(7)	—	4,762	(4,762)	—
Balance at March 31, 2024 (Unaudited)	79,543,611	8	145,384,310	14	199,911	(72)	(139,044)	60,817	111,629	172,446
Share-based compensation expense	—	—	—	—	3,460	—	—	3,460	6,231	9,691
Issuance of Class A Common Stock under the equity compensation plan	458,108	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	480,000	—	(480,000)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,327)	—	(1,327)	(2,407)	(3,734)
Net loss	—	—	—	—	—	—	(100)	(100)	(182)	(282)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	596	(7)	—	589	(589)	—
Balance at June 30, 2024 (Unaudited)	80,481,719	8	144,904,310	14	203,967	(1,406)	(139,144)	63,439	114,682	178,121
Share-based compensation expense	—	—	—	—	3,133	—	—	3,133	5,325	8,458
Issuance of Class A Common Stock upon exercise of stock options	20,437	—	—	—	24	—	—	24	43	67
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	265,996	—	—	—	(347)	—	—	(347)	(589)	(936)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,815,382	—	(2,815,382)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(55)	—	(55)	(93)	(148)
Net income	—	—	—	—	—	—	1,190	1,190	2,049	3,239
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	2,433	(53)	—	2,380	(2,380)	—
Balance at September 30, 2024 (Unaudited)	83,583,534	$8	142,088,928	$14	$209,210	$(1,514)	$(137,954)	$69,764	$119,037	$188,801
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$54,887	$748
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(121,409)	204
Tax receivable agreement expense	113,037	—
Depreciation and amortization expense	29,506	23,127
Share-based compensation expense	21,290	26,574
Noncash lease expense	740	671
Changes in operating assets and liabilities:
Players’ receivables	(6,603)	(1,762)
Due from affiliates	804	16,618
Prepaid expenses and other assets	(4,506)	(5,703)
Accounts payable, accrued expenses and other liabilities	4,087	21,652
Players’ liabilities	4,082	(1,576)
Net cash provided by operating activities	95,915	80,553

Cash flows from investing activities
Internally developed software costs	(21,612)	(18,393)
Acquisition of gaming licenses	(3,178)	(3,544)
Acquisition of other intangible assets	(2,233)	(1,662)
Short-term investments	(1,029)	(1,862)
Purchases of property and equipment	(590)	(754)
Acquisition of developed technology	(225)	—
Net cash used in investing activities	(28,867)	(26,215)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(24,400)	—
Repurchase of Class A Common Stock	(7,634)	—
Principal payments of finance lease liabilities	(2,369)	(749)
Proceeds from exercise of stock options	—	67
Net cash used in financing activities	(34,403)	(682)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,152	(4,274)

Net change in cash, cash equivalents and restricted cash	44,797	49,382
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	232,756	170,977
Cash, cash equivalents and restricted cash, at the end of the period (1)	$277,553	$220,359

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$487	$1,582
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$3,482	$1,537
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$5,192	$7,731
Shares withheld for employee taxes in Other Current Liabilities	$1,921	$936
Investing activities in Accounts Payable and Accrued Expenses	$336	$419

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29,369	$15,827
Cash paid for interest	$695	$730
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
These unaudited condensed consolidated financial statements include the accounts of the Company, its directly and indirectly wholly owned subsidiaries, and all entities in which the Company has a controlling interest. For consolidated entities that are less than wholly owned, third-party holdings of equity interests are presented as non-controlling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in equity. The portion of net income attributable to the non-controlling interests is presented as net income attributable to non-controlling interests in the Company’s condensed consolidated statements of operations, while the portion of comprehensive income (loss) attributable to non-controlling interests is reported as comprehensive income (loss) attributable to non-controlling interests in the Company’s condensed consolidated statements of comprehensive income (loss). All intercompany accounts and transactions have been eliminated upon consolidation.
The assets and liabilities of RSILP represent substantially all of the Company’s consolidated assets and liabilities, except for certain deferred taxes and liabilities under the Tax Receivable Agreement (“TRA”). The Company’s equity interests in RSILP, comprised of Class A Units of RSILP (the “RSILP Units”) and General Partnership Interests of RSILP, are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), respectively. RSI is deemed to have a controlling interest of RSILP through RSI GP, which is the sole general partner of RSILP. As a result, the Company consolidates the financial results of RSILP and reports a non-controlling interest representing the economic interest in RSILP held by the other members of RSILP. As of September 30, 2025, the Company owned 42.45% of the RSILP Units and the holders of the non-controlling interest owned 57.55% of the RSILP Units.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net income, current assets, total assets, current liabilities, total liabilities, stockholders’ equity, non-controlling interests or cash flows. No reclassifications of prior period balances were material to the unaudited condensed consolidated financial statements.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2025 and the condensed consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements, but may omit certain disclosures required by U.S. GAAP previously disclosed in the most recent annual consolidated financial statements. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future period.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of September 30, 2025 and December 31, 2024, the Company had prepaid expenses of $9.5 million and $5.5 million, respectively.
Short-term investments consist of certificates of deposit with an original maturity greater than three months but not greater than one year. As of September 30, 2025 and December 31, 2024, the Company had short-term investments of $6.0 million and $4.3 million, respectively.
Surety Bonds
The Company had been issued $31.3 million and $31.1 million in surety bonds as of September 30, 2025 and December 31, 2024, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
The Company had been issued $6.5 million and $6.1 million in surety bonds as of September 30, 2025 and December 31, 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
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
If transactions are recorded in a currency other than the functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were $0.2 million and $0.1 million for the three and nine months ended September 30, 2025, respectively, compared to losses of $0.9 million and $2.6 million for the same respective periods in 2024. Amounts are recorded in general and administrative on the Company’s unaudited condensed consolidated statements of operations.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company will adopt this standard beginning with its fiscal year ending December 31, 2025 and will modify corresponding income tax disclosures as necessary.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the intended function. The new standard also supersedes the guidance related to costs incurred to develop a website. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently in the process of evaluating the effects of this ASU on its condensed consolidated financial statements and related disclosures.
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
Disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Online casino and online sports betting	$276,119	$230,176	$804,520	$664,647
Retail sports betting	538	827	1,329	1,996
Social gaming	1,254	1,106	3,686	3,273
Total revenue	$277,911	$232,109	$809,535	$669,916

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue by geographic region for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
United States and Canada	$244,373	$194,389	$701,848	$571,439
Latin America, including Mexico	33,538	37,720	107,687	98,477
Total revenue	$277,911	$232,109	$809,535	$669,916
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets.
The deferred revenue balances as of September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Deferred revenue, beginning of period	$10,814	$7,013
Deferred revenue, end of period	$12,512	$9,598
Revenue recognized during the period from amounts included in deferred revenue at the beginning of the period	$10,814	$7,013
4.Intangible Assets, Net
The Company had the following intangible assets, net as of September 30, 2025 and December 31, 2024:

($ in thousands)	Weighted- Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
September 30, 2025	6.08	$51,628	$(24,173)	$27,455
December 31, 2024	6.85	$52,933	$(22,491)	$30,442

Internally Developed Software
September 30, 2025	2.08	$89,538	$(46,910)	$42,628
December 31, 2024	2.19	$68,291	$(29,346)	$38,945

Developed Technology
September 30, 2025	4.12	$6,381	$(2,865)	$3,516
December 31, 2024	4.89	$6,381	$(2,224)	$4,157

Other Intangible Assets(1)
September 30, 2025	1.65	$9,613	$(5,630)	$3,983
December 31, 2024	2.08	$7,373	$(3,570)	$3,803
_____________________________
(1)Other intangible assets include trademarks, media content, customer lists and software licenses.
Amortization expense was $9.2 million and $26.5 million for the three and nine months ended September 30, 2025, respectively, compared to amortization expense of $7.5 million and $20.3 million for the same respective periods in 2024.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment, net
The Company had the following property and equipment, net as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Computers, software and related equipment	$5,083	$4,427
Operating equipment and servers	3,250	3,231
Furniture	1,330	1,143
Leasehold improvements	1,844	1,797
Property and equipment not yet placed into service	199	199
Total property and equipment	11,706	10,797
Less: accumulated depreciation	(9,065)	(7,732)
	2,641	3,065

Finance lease right-of-use assets	10,527	7,041
Less: accumulated amortization	(4,642)	(2,867)
	5,885	4,174

Property and equipment, net	$8,526	$7,239
The Company recorded depreciation expense on property and equipment of $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, compared to depreciation expense of $0.5 million and $1.5 million for the same respective periods in 2024. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.3 million for the same respective periods in 2024.
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Accrued operating expenses	$40,420	$32,427
Accrued marketing expenses	17,754	17,959
Accrued compensation and related expenses	16,763	17,218
Accrued administrative expenses	2,692	4,319
Accrued other expenses	547	779
Total accrued expenses	$78,176	$72,702

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has the following other current and non-current liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Other Current Liabilities	Other Non-current Liabilities	Other Current Liabilities	Other Non-current Liabilities
Income tax payable	$5,766	$—	$15,009	$—
Other taxes payable(1)	13,047	—	2,131	—
Deferred royalty liabilities	1,869	9,176	1,814	10,581
Finance lease liabilities	1,421	2,317	1,296	1,297
Operating lease liabilities	761	1,337	673	1,370
Other	3,288	3,166	4	4,033
Total	$26,152	$15,996	$20,927	$17,281
____________________________
(1)Includes value-added taxes and certain withholding taxes payable to local tax authorities.
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represent the RSILP Units held by holders other than the Company.
Non-controlling interests owned 57.55% and 60.00% of the RSILP Units outstanding as of September 30, 2025 and December 31, 2024, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the nine months ended September 30, 2025:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2024:	60.00%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.83)%
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	(0.80)%
Repurchases of Class A Common Stock	0.18%
Non-controlling interests ownership % as of September 30, 2025:	57.55%
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Treasury Stock
On October 24, 2024, the Board of Directors authorized the repurchase of an aggregate of up to $50 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”) through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three and nine months ended September 30, 2025, the Company repurchased nil and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $7.6 million during the nine months ended September 30, 2025 at an average price of $10.41. The repurchased shares are considered issued but not outstanding.
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
Restricted Stock Units (“RSUs”)
The Company granted 866,796 and 2,007,909 RSUs with service conditions during the nine months ended September 30, 2025 and 2024, respectively. RSUs with service conditions generally vest over a three- to four-year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.
The Company granted 423,269 and 1,152,122 RSUs with market-based conditions (e.g., total shareholder return) during the nine months ended September 30, 2025 and 2024, respectively. RSUs with market-based conditions generally vest over a three-year period and fair value was determined using a Monte Carlo simulation using the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Volatility rate	62.75%	68.48%
Risk-free interest rate	4.00%	4.55%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$10.70	$5.79

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RSU activity for the nine months ended September 30, 2025 and 2024 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2024	9,965,432	$6.06
Granted	1,290,065	12.18
Additional shares based on performance(1)	1,055,328	21.19
Vested(2)	(5,383,812)	3.90
Forfeited	(98,041)	5.88
Unvested balance at September 30, 2025	6,828,972	$7.99

Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	3,160,031	7.07
Vested(2)	(2,375,975)	5.47
Forfeited	(95,372)	8.52
Unvested balance at September 30, 2024	9,906,826	$6.16
______________________________
(1)RSUs with market conditions include a performance achievement multiplier that is assessed upon vesting of the shares. RSUs with market conditions vested during the nine months ended September 30, 2025, resulting in the issuance of shares incremental to the initial target when the conditions were met.
(2)Includes 493,650 and 311,418 of RSUs that vested during the nine months ended September 30, 2025 and 2024, respectively, but the resulting shares of Class A Common Stock have not yet been issued. There were 999,686 and 563,137 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of September 30, 2025 and 2024, respectively.
The aggregate fair value of the RSUs granted during the three and nine months ended September 30, 2025 was approximately $0.6 million and $15.7 million, respectively, compared to the aggregate fair value of the RSUs granted of approximately $0.2 million and $22.3 million for the same respective periods in 2024. The aggregate grant date fair value of RSUs vested during the three and nine months ended September 30, 2025 was approximately $1.0 million and $21.0 million, respectively, compared to $2.9 million and $13.0 million for the same respective periods in 2024.
As of September 30, 2025, the Company had unrecognized share-based compensation expense related to RSUs of $32.5 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.08 years as of September 30, 2025.
During the nine months ended September 30, 2025 and 2024, the Company withheld 1,809,314 and 87,161 shares, respectively, of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards. The shares were withheld at an average price of $13.54 and $10.74 per share, respectively. The total cost of the net shares withheld for employee taxes was approximately $24.5 million and $0.9 million during the nine months ended September 30, 2025 and 2024, respectively and was accounted for as a reduction in additional paid-in capital.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company granted 344,391 and 630,897 stock options during the nine months ended September 30, 2025 and 2024, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended September 30,
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
Stock option activity for the nine months ended September 30, 2025 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2024	2,582,071	$4.57
Granted	344,391	10.70
Exercised	—	—
Forfeited	—	—
Outstanding balance at September 30, 2025	2,926,462	$5.29

Exercisable balance at September 30, 2025	1,799,997	$4.54
Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	(20,437)	3.28
Forfeited	—	—
Outstanding balance at September 30, 2024	2,582,071	$4.57
The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2025 was nil and $6.70, respectively, compared to nil and $3.74 for the same respective periods in 2024. The aggregate fair value of the stock options granted during the three and nine months ended September 30, 2025 was nil and $2.3 million, respectively, compared to nil and $2.4 million for the same respective periods in 2024. The outstanding stock options and exercisable stock options as of September 30, 2025 had an intrinsic value of $44.5 million and $28.7 million, respectively.
As of September 30, 2025, the Company had unrecognized share-based compensation expense related to stock options of $3.4 million. The outstanding options had a remaining weighted-average vesting period of 1.00 year as of September 30, 2025.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
Share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Costs of revenue	$81	$295	$223	$860
Sales and marketing	969	606	5,248	1,866
General and administrative	5,329	7,557	15,819	23,848
Total share-based compensation expense	$6,379	$8,458	$21,290	$26,574
9.    Income Taxes
Income tax expense (benefit) for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Income tax expense (benefit)	$7,177	$5,274	$(102,775)	$16,970
The Company recognized a federal, state and foreign income tax expense (benefit) of $7.2 million and $(102.8) million during the three and nine months ended September 30, 2025, respectively, compared to an income tax expense of $5.3 million and $17.0 million during the same respective periods in 2024. The effective tax rates for the three and nine months ended September 30, 2025 were 32.6% and 214.6%, respectively, and were 61.9% and 95.8% during the same respective periods in 2024. The difference between the Company’s year-to-date effective tax rate and the U.S. statutory tax rate of 21% was primarily due to the release of the valuation allowance recorded on the Company’s U.S. deferred tax assets based on current year income, non-taxable income/(loss) attributable to non-controlling interest and income tax rate differences related to the Company’s foreign operations. During the nine months ended September 30, 2025, the Company also recorded a tax benefit of $124.4 million discretely related to the release of the valuation allowance recorded on the Company’s U.S. deferred tax assets based on forecasted future income.
On a quarterly basis, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax asset and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. As of September 30, 2025, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets of $153.6 million, primarily in the U.S., are realizable. For purposes of forecasting taxable income, the Company relied on historical pre-tax earnings trends and incorporated assumptions about future performance that are expected to impact pre-tax results. These historical results support the expectation that the Company will generate taxable income in future periods. The Company did not recognize all U.S. deferred tax assets because the Company determined that a portion of excess income tax basis in RSILP will only reverse upon the occurrence of certain events, such as a sale of the Company’s interest in RSILP, none of which are expected to occur in the foreseeable future. As of September 30, 2025, the valuation allowance on U.S. deferred tax assets per the annualized effective tax rate computation is $67.9 million.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company has evaluated OBBB and determined that it does not have a material impact on the financial statements.
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
Based primarily on the three-year cumulative income analysis and anticipated future earnings, management has determined that it is more likely than not that the Company will be able to utilize its deferred tax assets subject to the TRA. As of September 30, 2025 and December 31, 2024, the Company recognized a TRA liability of $124.0 million (including $1.1 million classified as current liability) and $0.7 million, respectively, based on tax benefits realized in the current and prior tax year. Additional unrecognized TRA liability as of September 30, 2025 and December 31, 2024 was nil and $104.3 million, respectively. The recognition of the TRA liability resulted in tax receivable agreement expense of nil and $113.0 million during the three and nine months ended September 30, 2025, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Earnings Per Share
The basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$14,846	$3,239	$54,887	$748
Less: Net income attributable to non-controlling interests	8,791	2,049	26,825	385
Net income attributable to Rush Street Interactive, Inc. – basic	$6,055	$1,190	$28,062	$363

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	8,791	2,049	26,825	385
Net income attributable to Rush Street Interactive, Inc. – diluted	$14,846	$3,239	$54,887	$748

Denominator:
Weighted-average common shares outstanding – basic	96,223,133	82,847,325	95,051,128	79,652,992

Adjustments:
Conversion of Weighted Average RSILP units to Class A Common Shares	132,280,716	142,687,546	133,206,990	144,940,579
Incremental shares from assumed conversion of stock options and restricted stock units	7,869,982	7,583,799	6,700,806	5,641,608
Weighted-average common shares outstanding – diluted	236,373,831	233,118,670	234,958,924	230,235,179

Earnings per Class A Common Share - basic	$0.06	$0.01	$0.30	$0.00
Earnings per Class A Common Share - diluted	$0.06	$0.01	$0.23	$0.00
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three and nine months ended September 30, 2025 and 2024 as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested RSUs	—	273,928	441,218	929,269
Outstanding Stock Options	—	96,827	15,605	727,724

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
The Company’s revenue, significant expenses and net income for its consolidated segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$277,911	$232,109	$809,535	$669,916
Less:
Costs of revenue(1)	183,385	151,119	528,273	439,554
Sales and marketing(1)	38,074	38,646	113,066	112,734
General and administrative(1)	20,417	18,951	58,686	55,734
Interest income	(3,014)	(2,277)	(7,130)	(6,255)
Interest expense	459	228	695	730
Depreciation and amortization	10,188	8,471	29,506	23,127
Income tax expense (benefit)	7,177	5,274	(102,775)	16,970
Other segment items(2)	6,379	8,458	134,327	26,574
Consolidated net income	$14,846	$3,239	$54,887	$748
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
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs or other consideration received as defined in the applicable agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos or for marketing gaming offerings under the land-based casinos’ brand. Royalties related to arrangements with affiliated casinos were $17.9 million and $51.3 million for the three and nine months ended September 30, 2025, respectively, and $17.3 million and $50.7 million for the same respective periods in 2024, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying condensed consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for the Company’s customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing the Company’s total gaming revenue (with customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration owed to the Company from the affiliate based on the terms of the applicable agreement. Receivables due from affiliated land-based casinos were $17.4 million and $18.2 million at September 30, 2025 and December 31, 2024, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the casino’s retail sportsbook revenue. Services generally include ongoing management and oversight of the retail sportsbook, technical support for the casino’s customers, risk management, advertising and promotion, and support for third-party vendors’ sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and nine months ended September 30, 2025 and 2024 was not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing, other strategic partnership-related agreements and leases where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

Remainder of 2025	$7,643
Year ending December 31, 2026	20,856
Year ending December 31, 2027	15,864
Year ending December 31, 2028	10,628
Year ending December 31, 2029	9,455
Thereafter	16,478
Total(1)	$80,924
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $30.4 million, obligations under non-cancelable contracts with marketing vendors totaling $43.0 million and non-cancelable lease contracts totaling $7.5 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles of the United States (“GAAP”). We present these non-GAAP financial measures because they provide us and readers of this Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. These non-GAAP financial measures are not a substitute for any GAAP financial information. Readers of this Report should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of Adjusted EBITDA to Net Income, the most comparable GAAP measure, are provided in this Report.
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

The chart below presents our average MAUs in the United States and Canada for the nine months ended September 30, 2025 and 2024:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the nine months ended September 30, 2025 and 2024:
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
The chart below presents our ARPMAU in the United States and Canada for the nine months ended September 30, 2025 and 2024:
ARPMAU remained generally flat in the United States and Canada year-over-year while significantly increasing MAUs in the same period.

The chart below presents our ARPMAU in Latin America (including Mexico) for the nine months ended September 30, 2025 and 2024:
The year-over-year decrease in ARPMAU in Latin America was mainly driven by the negative impact of additional player bonusing as a result of the value-added tax imposed on customer deposits in Colombia, which became effective during the nine months ended September 30, 2025, and unfavorable foreign exchange rate fluctuations.
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
We define Adjusted EBITDA as net income before interest income or expense, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash or are not related to our underlying business performance.
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

The table below presents our Adjusted EBITDA reconciled from our net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$14,846	$3,239	$54,887	$748

Interest income, net	(2,555)	(2,049)	(6,435)	(5,525)
Income tax expense (benefit)	7,177	5,274	(102,775)	16,970
Depreciation and amortization	10,188	8,471	29,506	23,127
Share-based compensation expense	6,379	8,458	21,290	26,574
Tax receivable agreement expense	—	—	113,037	—
Adjusted EBITDA	$36,035	$23,393	$109,510	$61,894
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

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$277,911	$232,109	$45,802	20%
Costs of revenue	183,466	151,414	32,052	21%
Sales and marketing	39,043	39,252	(209)	(1)%
General and administrative	25,746	26,508	(762)	(3)%
Depreciation and amortization	10,188	8,471	1,717	20%
Income from operations	19,468	6,464	13,004	201%
Interest income, net	2,555	2,049	506	25%
Income before income taxes	22,023	8,513	13,510	159%
Income tax expense	7,177	5,274	1,903	36%
Net income	$14,846	$3,239	$11,607	358%
Revenue. Revenue increased by $45.8 million, or 20%, to $277.9 million for the three months ended September 30, 2025 as compared to $232.1 million for the same period in 2024. The increase was mainly due to and directly correlated with our continued growth across existing markets. The increase reflects higher period-over-period online casino and sports betting revenue and social gaming revenue of $45.9 million and $0.1 million, respectively, which was partially offset by a decrease in retail sports betting revenue of $0.2 million.
Costs of Revenue. Costs of revenue increased by $32.1 million, or 21%, to $183.5 million for the three months ended September 30, 2025 as compared to $151.4 million for the same period in 2024. The increase was mainly due to and directly correlated with our continued growth as noted above. Gaming taxes, market access costs, payment processing costs and operating expenses contributed $15.6 million, $8.7 million, $5.8 million and $2.7 million, respectively, to the period-over-period increase in costs of revenue. Costs of revenue as a percentage of revenue increased to 66% for the three months ended September 30, 2025 as compared to 65% for the same period in 2024.
Sales and Marketing. Sales and marketing expense decreased by $0.2 million, or 1%, to $39.0 million for the three months ended September 30, 2025 as compared to $39.2 million for the same period in 2024. The decrease was primarily driven by reduced marketing spend resulting from management’s strategy to rationalize marketing spend as the North American and Latin American online gaming industries continue to mature, which was partially offset by higher marketing personnel costs and share-based compensation expense. Sales and marketing expense as a percentage of revenue decreased to 14% for the three months ended September 30, 2025 as compared to 17% for the same period in 2024.
General and Administrative. General and administrative expense decreased by $0.8 million, or 3%, to $25.7 million for the three months ended September 30, 2025 as compared to $26.5 million for the same period in 2024. The decrease was primarily due to lower share-based compensation expense. General and administrative expense as a percentage of revenue decreased to 9% for the three months ended September 30, 2025 as compared to 11% for the same period in 2024.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.7 million, or 20%, to $10.2 million for the three months ended September 30, 2025 as compared to $8.5 million for the same period in 2024. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue remained flat at 4% for the three months ended September 30, 2025 and 2024.
Interest Income, Net. Interest income, net, increased by $0.5 million, or 25%, to $2.5 million for the three months ended September 30, 2025 as compared to $2.0 million for the same period in 2024. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2024.
Income Tax Expense. Income tax expense increased by $1.9 million, or 36%, to $7.2 million for the three months ended September 30, 2025 as compared to $5.3 million for the same period in 2024. Income tax expense is primarily attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 3% for the three months ended September 30, 2025 as compared to 2% for the same period in 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue	$809,535	$669,916	$139,619	21%
Costs of revenue	528,496	440,414	88,082	20%
Sales and Marketing	118,314	114,600	3,714	3%
General and administrative	74,505	79,582	(5,077)	(6)%
Depreciation and amortization	29,506	23,127	6,379	28%
Income from operations	58,714	12,193	46,521	382%
Tax receivable agreement expense	(113,037)	—	(113,037)	100%
Interest income, net	6,435	5,525	910	16%
(Loss) Income before income taxes	(47,888)	17,718	(65,606)	(370)%
Income tax (benefit) expense	(102,775)	16,970	(119,745)	n/m
Net income	$54,887	$748	$54,139	n/m
*n/m means not meaningful
Revenue. Revenue increased by $139.6 million, or 21%, to $809.5 million for the nine months ended September 30, 2025 as compared to $669.9 million for the same period in 2024. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets. The increase reflects higher period-over-period online casino and sports betting revenue of $139.9 million and social gaming revenue of $0.4 million, which was partially offset by a decrease of retail sports betting revenue of $0.7 million.
Costs of Revenue. Costs of revenue increased by $88.1 million, or 20%, to $528.5 million for the nine months ended September 30, 2025 as compared to $440.4 million for the same period in 2024. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Gaming taxes, market access costs, operating expenses and payment processing costs contributed $37.3 million, $27.5 million, $9.0 million and $5.8 million, respectively, to the period-over-period increase in costs of revenue. Personnel costs contributed to the remainder of the period-over-period increase. Costs of revenue as a percentage of revenue decreased to 65% for the nine months ended September 30, 2025 as compared to 66% for the same period in 2024.
Sales and Marketing. Sales and Marketing expense increased by $3.7 million, or 3%, to $118.3 million for the nine months ended September 30, 2025 as compared to $114.6 million for the same period in 2024. The increase was primarily driven by higher marketing personnel costs and share-based compensation expense, which was partially offset by reduced marketing spend resulting from management’s strategy to rationalize marketing spend as the North American and Latin American online gaming industries continue to mature. Sales and marketing expense as a percentage of revenue decreased to 15% for the nine months ended September 30, 2025 as compared to 17% for the same period in 2024.
General and Administrative. General and administrative expense decreased by $5.1 million, or 6%, to $74.5 million for the nine months ended September 30, 2025 as compared to $79.6 million for the same period in 2024. The decrease was primarily due to lower share-based compensation expense and other administrative costs. General and administrative expense as a percentage of revenue decreased to 9% for the nine months ended September 30, 2025 as compared to 12% for the same period in 2024.
Depreciation and Amortization. Depreciation and amortization expense increased by $6.4 million, or 28%, to $29.5 million for the nine months ended September 30, 2025 as compared to $23.1 million for the same period in 2024. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 4% for the nine months ended September 30, 2025 as compared to 3% for the same period in 2024.
Tax Receivable Agreement Expense. Tax receivable agreement expenses increased by $113.0 million for the nine months ended September 30, 2025 as compared to nil for the same period in 2024. The increase is associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA.

Interest Income, Net. Interest income increased by $0.9 million, or 16%, to $6.4 million for the nine months ended September 30, 2025 as compared to $5.5 million for the same period in 2024. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2024.
Income Tax Expense (Benefit). Income tax benefit was $102.8 million for the nine months ended September 30, 2025 as compared to income tax expense of $17.0 million for the same period in 2024. Income tax benefit is primarily attributable to the release of a valuation allowance as it is more likely than not that some portion of the deferred asset may be realized.
Seasonality and Other Trends Impacting Our Business
Our results of operations may, and generally do, fluctuate due to seasonal trends and other factors such as level of customer engagement, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, the number, timing and type of sporting events, the length of professional sports seasons, our offerings and marketing efforts and those of our competitors (including those not just in the online gaming industry but also in prediction markets or in the entertainment industry broadly), other forms of entertainment available to our customers, weather conditions, public sentiment, an economic downturn or other economic factors such as inflation, economic uncertainty or macroeconomic conditions. As customer engagement varies, so may our quarterly financial performance.
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
As of September 30, 2025, we had $273.5 million in cash and cash equivalents, excluding legally restricted customer cash deposits that we segregate from our operating cash balances. We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits. We expect our material cash requirements during the upcoming 12-month period to include $19.3 million of non-cancellable purchase obligations with marketing vendors, $4.1 million of minimum license and market access fees, and $2.8 million of lease payments. We also have $54.7 million of additional non-cancellable purchase obligations that will be due subsequent to the upcoming 12-month period. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments.
We are required to make payments equal to 85% of the tax benefits we realize in connection with the TRA. These obligations under the TRA, while mainly non-current in nature, reduce future operating cash flows as the associated tax benefits are realized. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made. Payments associated with the TRA liability are expected to include $1.1 million in the next 12 months and additional obligations of $122.9 million are expected subsequent to the upcoming 12-month period.
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

Surety Bonds
We had been issued $31.3 million and $31.1 million in surety bonds as of September 30, 2025 and December 31, 2024, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.5 million and $6.1 million in surety bonds as of September 30, 2025 and December 31, 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of September 30, 2025 and December 31, 2024, we had no outstanding debt.
As of September 30, 2025 and December 31, 2024, we had an outstanding letter of credit for $6.0 million and $4.3 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three and nine months ended September 30, 2025, we repurchased nil and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $7.6 million during the nine months ended September 30, 2025 at average prices of $10.41.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$95,915	$80,553
Net cash used in investing activities	(28,867)	(26,215)
Net cash used in financing activities	(34,403)	(682)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,152	(4,274)
Net change in cash, cash equivalents and restricted cash	$44,797	$49,382
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $15.4 million to $95.9 million, as compared to $80.5 million during the same period in 2024. The increase was primarily brought by higher period-over-period net income totaling $54.1 million, which was partially offset by changes in operating assets and liabilities of $31.3 million and decreased non-cash expenses of $7.4 million. The decrease in non-cash expenses was driven primarily by deferred income tax benefit and decrease in share-based compensation expense totaling $121.6 million and $5.3 million, respectively, which was partially offset by tax receivable agreement expense totaling $113.0 million and additional depreciation and amortization totaling to $6.4 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2025 increased by $2.7 million to $28.9 million, as compared to $26.2 million during the same period in 2024. The increase reflects increased costs for internally developed software totaling $3.3 million and additional acquisitions of other intangible assets and developed technology totaling $0.6 million and $0.2 million, respectively. This was partially offset by lower period-over-period short-term investments, acquisition of gaming licenses and purchases of property and equipment totaling $0.8 million, $0.4 million and $0.2 million, respectively.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2025 increased by $33.7 million to $34.4 million, as compared to $0.7 million during the same period in 2024. The period-over-period increase primarily reflects the payments for employee taxes related to shares withheld, repurchases of Class A Common Stock and payments of finance lease liabilities totaling to $24.4 million, $7.6 million and $1.6 million, respectively. Decrease in proceeds from exercise of stock options contributed to the remainder of the period-over-period increase.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $12.2 million for the nine months ended September 30, 2025 as compared to a decrease of $4.3 million for the same period in 2024. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
There were no material changes during the quarter ended September 30, 2025, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of September 30, 2025, we had cash, cash equivalents and restricted cash of $277.6 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% and 10% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the nine months ended September 30, 2025. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described in the table below:

Name and Title	Action	Date of Action	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)[1]	Aggregate Number of Securities Subject to Trading Arrangement
Richard Schwartz, Chief Executive Officer and Director[2]	Adopt	August 15, 2025	January 2, 2026 - December 31, 2026	Y	2,482,800
Kyle Sauers, President and Chief Financial Officer	Adopt	August 22, 2025	March 3, 2026 - March 31, 2027	Y	276,000
Mattias Stetz, Chief Operating Officer[3]	Adopt	August 22, 2025	January 2, 2026 - December 31, 2026	Y	410,000
The trading arrangement reported above is subject to a number of conditions, including the price at which, and the time of when, purchases or sales may occur, and it is possible that a trading arrangement may not result in the purchase or sale
1 Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1 (c).
2 Represents the adoption of a Rule 10b5-1 trading plan by Mr. Schwartz individually and by trusts affiliated with him. The plans provide for the potential sale of up to 1,057,800 shares of the Company’s Class A common stock by Mr. Schwartz, up to 425,000 shares by the Richard T. Schwartz Revocable Trust U/A DTD 10/25/2024 and up to 500,000 shares by the Lori R. Schwartz 2025 Gift Trust U/A DTD 3/28/2025, each of which Mr. Schwartz, serves as trustee, and up to 500,000 shares by the Richard T. Schwartz 2024 Gift Trust U/A DTD 10/25/2024, of which Mr. Schwartz’s spouse serves as trustee.
3 Represents the adoption of a Rule 10b5-1 trading plan by trusts affiliated with Mr. Stetz. The plans provide for the potential sale of up to 260,000 shares of the Company’s Class A common stock by the Mattias Stetz Revocable Trust U/A DTD 5/9/2025, of which Mr. Stetz serves as trustee, and up to 150,000 shares by OAN Trust, of which Mr. Stetz’s spouse serves as trustee.

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

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
_____________________________________

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.
October 30, 2025	By:	/s/ Kyle Sauers
Kyle Sauers
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)