Form 10-K
period 2025-12-31
Rush Street Interactive, Inc.
filed 2026-02-18
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025, OR

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates was $1,376,213,662 based upon the closing sales price for the registrant’s Class A common stock of $14.90 on June 30, 2025, as reported by the New York Stock Exchange. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company at that time. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 17, 2026, there were 103,175,028 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 129,176,197 shares outstanding of the registrant’s Class V common stock, $0.0001 par value per share.
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
•economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending and the effects of inflation and tariffs, could adversely affect our business, financial condition, results of operations and prospects;
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
•until fairly recently, we have had a history of losses (calculated in accordance with accounting principles generally accepted in the United States) and could start to incur losses again in the future;
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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games that use virtual credits that users can earn or purchase (where permitted). We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states and four international markets, as outlined in the table below.

Jurisdiction	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
Washington			✓
West Virginia	✓	✓

International:
Colombia	✓	✓
Ontario (Canada)	✓	✓
Mexico	✓	✓
Peru	✓	✓
Our real-money online casino and online sports betting offerings are generally provided under our BetRivers and PlaySugarHouse brands in the United States and Canada and under our RushBet brand in Latin America (which includes

Mexico). We operate and/or support retail sports betting for our bricks-and-mortar partners primarily under their respective brands. Many of our social gaming offerings are marketed under our partners’ brands, although we offer social gaming under our own brands as well. Our decision about what brand or brands to use is market- and partner-specific, and is based on brand awareness, market research, marketing efficiency and applicable gaming rules and regulations.
Corporate History
We were initially incorporated as dMY Technology Group, Inc. (“dMY”), a Delaware corporation, on September 27, 2019, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 29, 2020, dMY completed a business combination pursuant to a business combination agreement dated as of July 27, 2020, as amended (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), and in connection therewith, among other things, dMY acquired Rush Street Interactive, LP (“RSILP”) and dMY changed its name to “Rush Street Interactive, Inc.”
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
Our principal offerings are our real-money online casino (including online poker games in certain markets) and online sports betting products. These products can be launched under one of our existing brands or customized to be incorporated into or co-branded with a local or third-party brand. We also provide a variety of retail sports betting solutions to service land-based casino and other partners and leverage our social gaming offerings to increase customer engagement and build online databases in key markets both before and after legalization and regulation.
We currently generate revenue through two operating models: (i) business-to-consumer (“B2C”) and (ii) business-to-business (“B2B”). Through our primary operating model, B2C, we offer online casino, online sports betting and social gaming directly to end customers through our apps or websites. Our B2C operations contributed more than 99% and 98% of our total revenue for the years ended December 31, 2025 and 2024, respectively, and we expect that it will continue to be our primary operating model into the future. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our partner’s operations. Through our B2B operations, we primarily offer retail sports betting services to land-based businesses such as bricks-and-mortar casinos in exchange for a monthly commission.
Often in advance of markets legalizing online gaming, we build relationships with local bricks-and-mortar casino operators and other potential partners who are looking for online gaming and sports betting partners. In most U.S. jurisdictions, applicable gaming regulations require online gaming operators that offer real-money offerings to operate under the gaming license of, or partner with, a bricks-and-mortar casino, lottery or other type of local partner such as a professional sports team. Consequently, we leverage our relationships to find high-quality, reliable partners for online gaming collaboration. Upon securing a partner for access to a specific market (if required or desirable) and before we launch operations in that market, we customize our online gaming platform to comply with the jurisdiction’s laws and regulations. Then, upon entering a new market, we employ a number of marketing strategies to obtain new customers as well as leverage our partner’s database when applicable. We continuously refine our offerings and marketing strategies based on data collected from each market.
To attract, engage, retain and/or reactivate customers, we offer a loyalty program that rewards customers in exciting, fair and transparent ways. We recognize and reward customer loyalty by, among other things, ensuring that there are exciting benefits at every level. Every online gaming customer is automatically enrolled in our iRush Rewards Loyalty

Program, where they earn tier points, loyalty points, and bonus store points with every completed bet. Our tiered system, including gold, platinum, and black levels, is designed to ensure that players receive consistent and valuable rewards. Tier levels remain in place for up to 12 months, providing stability and continued benefits. Bonus store points can be redeemed to unlock bonus incentives and exclusive proprietary bonus games, offering additional opportunities to win prizes and bonus dollars. Customers may also “bank” certain awarded bonuses in our proprietary “bonus bank”, which they can draw from whenever they wish under our 1x wager playthrough requirement, meaning that they need only place one bet with the bonus dollars before cashing out any winnings. Based on research and customer feedback, we attempt to address customer concerns about the general lack of transparency in the industry around awarding, redeeming and tracking bonuses by enabling customers to easily track their loyalty and bonus progressions and giving them control over when and how to redeem their rewards.
We strive to be the first online operator to launch in most new markets (or launch on the first day possible), and we have been successful in doing so in many markets such as Colorado, Delaware, Illinois, Indiana, New Jersey, Pennsylvania, Louisiana, Michigan, Maryland, New York, Ohio, Virginia, Peru (the first fully licensed operator to launch) and Ontario, Canada. However, we have also achieved success when we were not the first to enter a market. For example, we entered the New Jersey online casino market approximately three years after that market opened and there were already numerous competitors in the market at that time. Less than three years after beginning operations in New Jersey, we were the fourth largest online casino brand in New Jersey based on revenue, out of 19 total operators in the market at that time, according to the Eilers & Krejcik Gaming (“EKG”) United States Online Casino Tracker for April 2019.
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
Unique and Diversified Product Offering. We prioritize customizing our offerings, bonusing our customers effectively and optimizing our platform. For example, we have developed some of our own online casino games, which are higher margin for us than those licensed from third parties. We have also developed and incorporated numerous proprietary bonusing features such as our slot tournaments, jackpot systems, collection games, and our proprietary squares game and PropPacks, a sports player card game, both of which appeal to casino and sports betting customers alike. Our omni-channel platform provides broad functionality, such as: location-based decisioning; unified conditional bonusing; gamified award scenarios, such as bingo, jackpot systems, collection games, squares, PropPacks and slot tournaments; customer dashboards (online and at retail); promotional games; real-time awards and promotion management; sophisticated reporting; responsible gaming features improved betting interfaces such as prop central; and same game parlay merchandising, among others.
Market Access and Speed to Market. We currently operate online casino and/or online or retail sports betting in 20 jurisdictions, including 16 states (Arizona, Colorado, Delaware, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Virginia, Washington and West Virginia) and four international markets (Colombia, Ontario, Canada, Mexico and Peru) with an aggregate population of over 360 million people. We have a proven ability to quickly enter markets as they are regulated. To that end, we have secured potential market access to other markets, subject to certain legislative and/or regulatory developments or approvals, including Texas, which that state alone has a population of approximately 32 million people.

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
Large TAM with International Opportunity. Because of our international real-money online gaming and betting operations in Colombia, Mexico and Peru as well as our flexible business model as described directly above, we believe our TAM is larger than most North America-only operators. We believe this experience will help us enter other Latin American markets and beyond.
Broad Demographic Appeal of our Brands & Products. Our brands, offerings and marketing strategies appeal to both female and male customers, as evidenced by an approximately 51-49 female/male split in our active North American online casino-only customers during calendar year 2025. We believe that while many sports-centric brands appeal more to male customers, our brands and offerings (especially our slot machine game play experience) appeal strongly to female customers – an important demographic for high-value offerings such as online slot machine games.
Compelling Unit Economics. Based on our performance to date, including in some of the most competitive North American markets in terms of the number of online gaming operators, we believe that we can achieve customer lifetime value levels that are among the highest in the industry. We measure lifetime value as total net revenue generated over a customer’s lifetime with us. As demonstrated in the chart below, the average lifetime value of our North American customer cohorts shortly after inception (2017) generally trends higher as the cohorts mature, with our oldest player cohorts having an average lifetime value of approximately $5,100. This is particularly true for customer cohorts in jurisdictions where both our online casino and our online sports betting offers are available. In addition, as we continue to grow and expand into new jurisdictions, we also expect to continue to leverage our scale to obtain preferred pricing from various vendors.
Average Lifetime Value for All U.S. and Ontario Cohorts Since 2017

Source: RSI management estimates based on the average long-term value of all cohorts since 2017 presented in monthly increments, as measured from the month of first deposit. A cohort represents all U.S. and Ontario-based first-time depositors in a particular month.

Seasoned Executive Team. Our executive team has significant global gaming experience, including with online market leaders such as WMS Industries (now Scientific Games), the Kindred Group and Gaming Partners International Corporation. Our Chief Executive Officer Richard Schwartz, Chief Operating Officer Mattias Stetz, Chief Strategy Officer Rob Picard, Chief Technology Officer Shubham Tyagi and Chief Marketing Officer Brian Sapp all had online gaming, social gaming and/or sports-related experience prior to joining RSI, which we believe has been instrumental in helping capture U.S. market share. Our Executive Chairman Neil Bluhm has a proven track record of developing world-class land-based casinos and has developed numerous successful real estate projects.
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
Access new geographies. With our experience in regulated gaming jurisdictions in the Americas, we are prepared to enter new online casino and/or sports betting markets once management has determined it is desirable to do so. For example, we expect to enter the regulated online casino and sport betting market in Alberta, Canada once that market goes live. Whether we enter a new jurisdiction as an online operator marketing directly to end users or on behalf of our land-based partner (B2C), as a platform provider to a third-party (B2B), or any permutation of the foregoing, our goal is to be ready to enter desirable jurisdictions when we believe conditions enable us to earn a strong return on our invested capital.
Continue to invest in our offerings and our platform. We have developed a set of competencies that we believe position us at the forefront of the evolving online casino and sports betting industry. We will continue iterating on our core user experiences while reinforcing the data-driven marketing and technological infrastructure that allows us to continue to scale our offerings. We plan to continue to invest in our customers and our offerings, such as the introduction of our online poker offering, which we currently offer in four U.S. states, as we remain driven to keep customers engaged while expanding the capabilities of our platform that will enable us to rapidly reach new jurisdictions and attract new customers.
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
Seasonality
Our sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our sports betting business may experience seasonality based on the relative popularity of certain sports at different times of the year. See “Item 1A.Risk Factors” of this Annual Report on Form 10-K for additional information.
Human Capital Resources
We strongly believe that our people are key to our success. As such, we focus heavily on our people programs, starting with the talent acquisition process to ensure we are hiring the right people who have a desirable skill set while enhancing our corporate culture. Once hired, we strive to onboard them effectively so that they can quickly become integrated into the business and start contributing. We look to empower our people and encourage creativity, collaboration and entrepreneurship. We provide, among other things, on-the-job training, on-demand learning, and access to professional and technical coaches to support the development, advancement and engagement of our employees. Our corporate culture focuses heavily on valuing employees and enabling them to grow, succeed and take on roles and projects that utilize their strengths. Recognizing our people’s accomplishments, both professionally and personally, is also crucial to our corporate culture. Furthermore, we believe that developing a fair, respectful and safe workplace will enable our people to be more productive and ultimately will contribute to our long-term success. Our flexible paid time off programs permit our employees to pursue personal interests and goals away from their day-to-day job responsibilities. We also offer our team members opportunities to get involved with charitable and community organizations through volunteering and sponsorships.
We have built a team of talented industry professionals, primarily focused on technology and operations, who are supported by a high caliber senior management team with significant experience in the gaming industry. We believe our corporate culture combined with our growth and success have created very high rates of employee retention.
As of February 17, 2026, we had a global workforce of approximately 912 employees and contractors, with approximately 35% of our people working in technical roles. Approximately 44% of our people are based in the United States with the remaining 56% being based elsewhere in the world, including Canada, Colombia, Estonia and Serbia.
Our Products and Economic Model
Our Revenue-Generating Product Offerings
We currently offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states, Colombia, Ontario, Canada, Mexico and Peru. We also provide social gaming where users can earn or purchase (where permitted) virtual credits to enjoy free-to-play games.
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
Social Gaming
We provide social gaming where users can earn or purchase (where permitted) virtual credits to enjoy free-to-play games. Users who exhaust their credits can either purchase additional virtual credits from the virtual cashier, if permitted, or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, which is reduced by any consideration from the vendor, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, typically correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our third-party platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services, geolocation, know-your-customer and platform hosting. Gaming taxes include jurisdictional taxes that are determined based on a percentage of revenue (or similar metrics) or excise taxes that are determined based on a percentage of bets placed. We incur payment processing costs on player deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Sales and Marketing. Sales and marketing costs consist primarily of costs associated with marketing our products and services via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
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
With respect to paid marketing, we use a broad array of advertising channels, including television, radio, out-of-home (i.e., billboards, stadium signage), social media platforms, sponsorships, affiliates and paid search, as well as other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of our advertising methods and channels.
General and Administrative. General and administrative costs consist primarily of administrative personnel costs, (including salaries, bonuses and benefits and share-based compensation), professional fees related to legal, compliance, accounting, audit and consulting services, indirect technology costs, rent expense, insurance costs and foreign exchange gains or losses.
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
Change in Tax Receivable Agreement Liability. The costs or adjustment to costs associated with the recognition of the TRA liability is recorded in Change in Tax Receivable Agreement Liability on the Consolidated Statements of Operations. This cost or adjustment reflects changes in the estimated future payments under the TRA attributable to RSILP Unit exchanges completed prior to June 30, 2025. These prior exchanges increased our tax basis in our share of RSILP’s underlying assets, giving rise to expected tax savings and corresponding TRA liability. RSILP Unit exchanges occurring after June 30, 2025 will not result in change in tax receivable agreement liability, as the associated increase in tax basis and the resulting TRA liability will be accounted for as equity transactions. See Note 9 to our consolidated financial statements, included elsewhere in this Annual Report.
Distribution
We distribute our online offerings through various channels, including websites (desktop and mobile), direct application downloads and global direct-to-consumer digital platforms such as the Apple App Store and the Google Play store. We distribute our retail offerings primarily through self-service and over-the-counter betting terminals.
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

Our Development Team
Our development team is led by our Chief Technology Officer and consists of a set of cross-functional product development teams comprised of talented individuals with expertise in system architecture, client and server-side product engineering, database architecture, product, engineering and project management, website and native app design and development, security and technical support. Consistent with our overall corporate strategy, the team constantly aims to innovate and differentiate our online offerings.
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
Our Industry and Opportunity
We currently operate within the online gaming and entertainment industry. The global gaming industry includes a wide array of products such as lotteries, bingo and bingo draw-based games (including Class II gaming), slot machines, poker, casino games (including live dealer), sports betting, horse racing, e-sports, virtual sports and more recently, prediction markets, across land-based and online platforms. The industry has various operators and stakeholders in the private and public sectors, including traditional bricks-and-mortar casinos, state-run lotteries, Native American tribes, card rooms, legacy online gaming operators, non-traditional operators such as consumer goods or services brands that have entered or intend to enter the industry, racetracks/racinos/video lottery terminals, prediction market exchanges and platforms, private equity or other investment funds, gaming content and data providers, gaming regulators, gaming technology companies, sports teams and leagues, and payment processors.
In recent years, online gaming has seen outsized growth and increased penetration. Based on data from EKG, online sports and casino revenue grew at a 74% compound annual growth rate (“CAGR”) from 2019 to 2025. Continued growth is expected as more states regulate and markets mature, with EKG projecting revenue to grow by more than $6.0 billion from 2025 to 2029, or a CAGR of 5%.
We believe the following trends are potential drivers of growth in this industry:
•New U.S. and international jurisdictions authorizing and/or privatizing their online casino and online sports betting industries;
•Increasing consumer adoption of digital and online activities, including casino and sports betting. While many other large U.S. industries (i.e., banks, retail stores, movies, etc.) digitalized over a decade ago, the U.S. gaming industry has started to do so more recently; and
•Expanding support and acceptance from other industry stakeholders, including sports teams and leagues, Native American tribes, media companies and financial institutions.
In the past decade, there has been significant regulatory momentum with respect to online gaming across the globe. This momentum has been particularly relevant in developed nations whose citizens generally have disposable income to spend on entertainment and gaming. For example, the UK, Denmark, France, Spain, Italy, Ireland, Poland, Sweden and Switzerland have legalized and regulated online casino and online sports betting. In addition, Mexico, and in recent years numerous U.S. states, Peru, Brazil, Colombia and certain provinces in Argentina and Canada have legalized and/or regulated online gaming. We expect this trend to continue into the future, most notably in the United States, where bills proposing to permit online gaming in various states have been introduced in 2025 and thus far in 2026. Earlier this year, one such bill in Maine became law enabling statewide wagering in partnership with certain Native American tribes, while others either remain pending, including a bill in Virginia that has received several favorable votes during this current legislative session.
U.S. Gaming Industry
We see tremendous opportunity in the U.S. online gaming market. As U.S. jurisdictions become regulated and mature, online gaming penetration may approach that of other developed nations. For example, online casino and online sports betting revenues in the United States increased 25% from $22.5 billion in 2024 to $28.2 billion in 2025 per EKG. Despite this rapid growth, some of the most populous U.S. states such as California and Texas have not yet authorized online casino or online sports betting, and New York and Florida have not yet authorized online casino. Thus, we believe that the U.S. online gaming market remains a significant growth opportunity for us.
U.S. Online Casino
Currently, online casino is authorized in fewer states than sports betting. Online casino is authorized only in nine states: Connecticut, Delaware, Maine (although the market is not yet operating), Michigan, New Jersey, Pennsylvania, West Virginia, Rhode Island and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). We believe there is great potential for revenue growth as new markets open in the United States. Per EKG, online casino revenue in the U.S. grew by 27% from $8.4 billion to $10.7 billion from 2024 to 2025. From 2019 to 2025, online casino revenue grew at a 67% CAGR based on data from EKG, largely driven by an increasing number of U.S. states regulating and immaturity of the market. EKG expects continued growth in the U.S. online casino market as more states regulate and markets mature, with projected revenue to approach $13.6 billion by 2029. These projections imply a CAGR from 2025 to 2029 of 6%.
We believe that more states either have and will consider authorizing online casino for the following reasons, among others:
•We believe that macroeconomic factors such as inflation, tariffs and/or an economic slowdown has resulted in increased expenses and/or reduced tax revenue in many states, increasing the need for new sources of tax revenue.

•We believe that general consumer adoption of digital activity, including online gaming, increased since 2020.
•Online casino generated more tax revenue compared to online sports betting in Connecticut, Michigan, New Jersey, Pennsylvania and West Virginia in 2025, meaning authorizing online sports betting alone may not optimize tax revenue.
•We believe that the land-based casino industry, an important stakeholder in many states, generally has shown a wider acceptance of online casino.
•Certain states may receive less financial support from the federal government, which could lead to states exploring alternative revenue sources such as legalizing online casino.
•With the growing prevalence of sports-based prediction markets (i.e., events contracts focused on sporting events), which are not currently subject to state gaming taxes, certain states may experience reduced gaming tax revenues from online sports betting. This, in turn, may result in states to look to offset this deficit in tax revenue through legalizing online casino.
Both Pennsylvania and New Jersey were experiencing online casino taxable revenue growth prior to 2020; however, that growth accelerated in March 2020 and continued in large part through 2025. The charts below highlight the growth of online slot and table games taxable revenue in New Jersey and Pennsylvania since the second half of 2019:
Pennsylvania Online Slot and Table Taxable Revenue ($ in millions)

$29
$186
$343
$524
$557
$640
$690
$810
$901
$1,019
$1,134
$1,314
$1,432
H2 19
H1 20
H2 20
H1 21
H2 21
H1 22
H2 22
H1 23
H2 23
H1 24
H2 24
H1 25
H2 25

Source: Pennsylvania Gaming Control Board

New Jersey Online Slot and Table Gross Revenue ($ in millions)

$255
$402
$529
$619
$718
$800
$835
$916
$979
$1,116
$1,243
$1,371
$1,510
H2 19
H1 20
H2 20
H1 21
H2 21
H1 22
H2 22
H1 23
H2 23
H1 24
H2 24
H1 25
H2 25

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
According to EKG, the United States generated approximately $17.5 billion in online sports betting revenue in 2025. While the overall industry is still nascent, growth to date has been strong. Online sports betting revenue grew at a 81% CAGR from 2019 to 2025 according to EKG, driven mainly by an increasing number of states regulating and the immaturity of the market. EKG projects continued growth as more states regulate and markets mature, with forecasts for online sports betting revenue to exceed $21.0 billion by 2029.

U.S. Sports Betting Policy Landscape

Single-Game Sports Betting Operational
Single-Game Sports Betting Authorized But Not Yet Operational
Other
WA*
OR*
MT
ND*
SD*
WY*
NV*
NE
IA*
WI*
MI*
IL
IN*
OH
PA
NY*
VT
ME
NH
MA
RI
CT*
NJ
DE
MD
DC
CO*
KS
MO
KY
WV
VA
AZ*
NM*
AR
TN
NC*
MS*
LA*
FL*^
HI
AK

* State in which tribal sports betting is operational.

^ The most recent decision in a federal lawsuit over the state's tribal compact deemed the regulatory structure legal. Both retail and online betting are currently operational.

Source: EKG United States Sports Betting Policy Monitor – Released January 2026
We believe the U.S. sports betting market still has significant opportunity for growth. Only approximately 61% of the United States currently has access to online sports betting, per EKG. This fact is significant when one considers that according to the New Jersey Division of Gaming Enforcement, approximately 97% of the sports betting revenue in 2025 came via online betting. Populous states such as California and Texas have not yet legalized online sports betting. We believe the sports betting industry will grow significantly over the next several years as more states authorize sports betting and as existing markets mature.
As of the fourth quarter of 2025, the three largest sports betting markets in the U.S. by handle were New York, New Jersey and Illinois. In states that permit online and retail sports betting, online sports betting handle is generally higher than retail handle; however, some states have legalized retail sports betting only (e.g., Mississippi, Montana, Nebraska, New Mexico, North Dakota, South Dakota, Washington and Wisconsin) while other states have legalized restricted forms of online sports betting (e.g., in-person registration required in Nevada and for a period of time in Iowa, Illinois and Rhode Island).
U.S. Online Gaming: Estimating the Total Addressable Industry Size
If every U.S. state was to legalize online casino, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $97 billion in revenue. Similarly, if every U.S. state was to legalize online sports betting, based on state level projections from EKG, it is projected that the U.S. market would generate approximately $34 billion in revenue.
Latin America Gaming Industry
Latin America (including Mexico) is another area of focus for us. Since 2018, we have been operating online gaming in Colombia, which has a population of approximately 54 million, since the second quarter of 2022, we have been operating in Mexico, which has a population of approximately 133 million, and since the third quarter of 2024, we have been operating in Peru, which has a population of approximately 35 million. We believe this experience will enable us to expand further in Latin America and other countries when the opportunities arise. Online gaming is also authorized in certain jurisdictions within Argentina, Brazil and Ecuador, which have populations of approximately 46 million, 214 million and nearly 18 million, respectively. Based on 2023 data from the World Population Review, Mexico, Argentina, Peru, Brazil and Ecuador still have relatively low internet penetration, with around 81%, 89%, 75%, 84% and 73%, respectively, of the population having internet access compared to approximately 97% in the United States, 94% in Canada and 95% in the UK. Further internet penetration in these Latin American countries would allow us to grow our revenues from online gaming there to the extent we make our offerings available in those countries.
The highest populated country in Latin America, Brazil, approved a bill to legalize sports betting and online casino in December 2023 and its online regulated market launched on January 1, 2025. Argentina and Peru, which are among the top five countries in Latin America measured by population, also legalized sports betting and online casino (the majority of jurisdictions within Argentina) since 2019 and 2022, respectively.
We believe given our experience and success in neighboring Colombia, Mexico and Peru, we will be well-qualified to operate in desirable Latin American jurisdictions in due time.
Canadian Gaming Industry
In April 2022, we were among the first group of operators to launch in Ontario, Canada’s competitive regulated online gaming market, where we offer both online casino and online sports betting. Ontario has the highest population and gross domestic product of all the Canadian provinces. Based on the results from Ontario to date, the Ontario market is off to a strong start, with online casino (excluding poker) and online sports betting revenue growing by approximately 36% year over year for 2025 compared to 2024, including an acceleration in the second half of 2025 specifically, where revenue increased 40% as compared to the same period in 2024. Based on the population of Ontario and the growth to date in that market, we expect that market to continue to grow in the future.
The success to date in Ontario is also promising as it may cause other Canadian provinces to consider whether they should launch competitive regulated online gaming and betting. With Ontario being home to approximately 16.2 million people, representing approximately 39% of the total population of Canada, the other Canadian provinces present a large potential growth opportunity. We believe that our experience, contacts and success in Ontario positions us well to expand further in other Canadian markets when deemed appropriate.
Recently, Alberta has announced its intention to launch competitive regulated online gaming in that province, although no specific launch date has been formally announced as of the date hereof. Alberta’s population of approximately five million makes it Canada’s fourth largest province by population. It also enjoys Canada’s highest GDP per capita amongst the Canadian provinces.
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
The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies, some of which may be new entrants to the gaming and entertainment industry, may introduce competitive services and new offerings such as sports-based prediction markets. There has also been consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources, stronger brands and altered cost structures, which may enable them to offer more competitive products, gain larger market share, expand their product offerings and broaden their geographic scope of operations. Specifically, in the North American and Latin American online casino and sports betting space (our primary market), our competitors come from two main groups – (i) established online-first companies and (ii) bricks-and-mortar casino and similar gaming establishments that have online operations.

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
Third parties in the sports betting, online gaming and casino, technology and other industries may own patents, copyrights and trademarks and may occasionally threaten litigation or file suit against us or our vendors or request us or our vendors to enter into license agreements, in each case based on allegations of infringement or other violations of intellectual property rights. Occasionally, we and/or our vendors have received, and expect to receive in the future, third-party allegations or cease-and-desist letters, including from our competitors and non-practicing entities, that we have infringed such parties’ intellectual property rights, such as their trademarks, copyrights and patents. Such allegations may increase as our business grows and we expand our offerings.

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
Product-Specific Licensing
Online Casino
North America
We currently offer online casino in Delaware, Michigan, New Jersey, Ontario (Canada), Pennsylvania and West Virginia, pursuant to licenses granted by the Delaware State Lottery Office, Michigan Gaming Control Board, New Jersey Division of Gaming Enforcement, the Alcohol and Gaming Commission of Ontario (the “AGCO”), the Pennsylvania Gaming Control Board and the West Virginia Lottery, respectively.
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
On May 14, 2018, the U.S. Supreme Court issued an opinion determining that PASPA was unconstitutional. PASPA prohibited a state from “authorizing by law” any form of sports betting. In striking down PASPA, the U.S. Supreme Court opened the potential for state-by-state authorization of sports betting. Numerous states and territories already have laws authorizing and regulating some form of sports betting online or in bricks-and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level. See “Risk Factors — Risks Related to Government Regulation — Our business is subject to numerous U.S. and foreign laws and regulations, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our business and offerings, or changes in tax rules and regulations or interpretation thereof related to our business and offerings, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.”
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
Latin America
In Colombia, we operate our online sports betting offering under the RushBet brand. We also operate 22 retail shops or sports bar locations where customers can use provided terminals to place bets and make deposits and withdrawals. We operate pursuant to a concession contract with the Colombian gaming regulatory agency, COLJUEGOS.
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
Data Protection and Privacy
In addition to our licensing regime for our offerings, we also take significant measures to protect personal information and data which we process on our behalf or on behalf of others. We collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of our customers, personnel or job applicants, and third-party vendors and, thus, we are subject to a broad and evolving framework of U.S. federal and state, European Union (the “EU”) and other non-U.S. privacy and data protection laws and regulations, including, among others, the California Consumer Privacy Act (the “CCPA”) (as amended by the California Privacy Rights Act together with the CCPA Regulations), the EU’s General Data Protection Regulation (the “GDPR”), and comparable data protection and privacy regimes in Canada, Colombia, Mexico and Peru. Many of these requirements are new, developing, or untested, may not yet be fully effective, and could be interpreted or enforced in ways that increase compliance costs, limit our operations, or otherwise adversely affect our business, with potentially unknown impacts. Additionally, while we do not make our offerings available in the EU, we do collect, use, store, receive, transmit, share or disclose, and otherwise process certain personal information of job applicants and personnel in Estonia and other countries in the EU, thus we are also subject to the GDPR with respect to such data.
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
Responsible and Safer Gaming
We view the safety and welfare of our customers as critical to our business and have made corresponding investments in our processes and systems to help ensure their safety and welfare. We are committed to industry-leading responsible gaming practices and seek to provide our customers with the resources and services they need to play responsibly. These practices, resources and services include deposit limits, voluntary restrictions on access and use of certain offerings, temporary self-exclusion and cooling-off periods, voluntary permanent exclusion from our offerings and applications and data science technology, which helps us flag any suspicious, abnormal or problematic betting activity. We also generally participate in self-exclusion registers where they are in operation. We prominently promote our responsible gaming tools, resources and initiatives on our website and mobile applications. We also maintain a self-excluded customer list, which prohibits self-identified customers from placing bets or participating in real-money gaming and have embedded the software to limit or restrict the amount individual customers spend. In addition, we train our frontline personnel to identify signs of problematic gaming, ensuring that we are not only utilizing data and technology but also our human resources. Additionally, all of our employees take responsible gaming training with mandatory periodic refresher trainings overseen by our compliance team.

We have been a member of the National Council on Problem Gambling (“NCPG”) since May 2019. The NCPG is the leading national organization for people and their families who are affected by problem gambling and gambling addiction. Our NCPG membership supports wide-ranging problem gambling prevention, treatment, education and research programs, as well as innovative responsible gambling policies provided by the NCPG. Our membership helps build on NCPG efforts, including the Safer Sports Betting Initiative and Internet Responsible Gambling Standards, which assist operators like us by providing best practice responsible gambling policies and procedures for all online gambling activities, including sports betting. In March 2022, we became the first U.S.-based online casino and sports betting company to receive RG Check iGaming Accreditation from the Responsible Gambling Council for our BetRivers.com and PlaySugarHouse.com sites. RG Check is regarded as one of the world’s most comprehensive and rigorous responsible gaming accreditation program. We received reaccreditation in 2025. In addition, in July 2022, we became the first U.S.-based online casino and sports betting company to partner with Neccton to adopt its player protection software for our North American BetRivers and PlaySugarHouse sites. This real-time data analysis player protection software has helped us offer an added layer of player safety and sustainable play. During 2025, we expanded our player protection capabilities by developing responsible gaming risk rating functionality within our internal systems to support player account reviews, and we also implemented a case management system to facilitate potential problem gambler analysis and player outreach.
In 2024, we partnered with the AGA by participating in its “Have a Game Plan®” public service campaign, which brought together organizations across the gaming and sports industries to advance responsible sports wagering, and we continued that partnership into 2025. As an official partner to the New Orleans Pelicans, Detroit Pistons, Pittsburgh Penguins, and Philadelphia Flyers, we leveraged our relationship to create a combined in-stadium message to raise awareness of our partnership with the AGA and show our support for the Have a Game Plan responsible gaming tools.
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
•The Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”), requires the Special Limited Partner to pay to the Sellers (as defined below) and/or the exchanging holders of RSILP Units (as defined below), as applicable, 85% of the net income tax savings that we and our consolidated subsidiaries (including the Special Limited Partner) realize as a result of increases in tax basis in RSILP’s assets related to the transactions contemplated under the Business Combination Agreement and the future exchange of the Retained RSILP Units (as defined below) (for shares of Class A Common Stock (as defined below) (or cash) pursuant to the RSILP A&R LPA and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.
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
We operate in the global gaming and entertainment industries, where competition is intense. We compete against other providers of online or retail sports betting and online or bricks-and-mortar casino, which includes operators of sweepstakes casinos/sportsbooks, charitable gaming, video gaming terminals, crypto casinos, prediction markets, illegal gambling operations, skill games and fantasy sports, as well as against providers of online and mobile entertainment and leisure products more generally. Recently, certain companies regulated by the Commodity Futures Trading Commission have begun offering “events contracts” on certain sporting events. These companies are generally subject to different regulatory and tax frameworks than us, which could result in a competitive advantage for them. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, digital streaming and on-demand services (which continue to gain popularity), social media, video games, sporting events and in-person casinos, are more well established and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our customers. If we are unable to sustain sufficient interest in our online and retail offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.
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
Our operating results and financial performance fluctuate due to seasonal trends and other factors such as customer engagement levels, online casino and sports betting results and other factors that are outside of our control or that we cannot reasonably predict. Our financial performance depends on, among other things, our ability to attract and retain customers. Customer engagement in our offerings may vary due to numerous factors, including customers satisfaction with our platform, the number, timing and type of sporting events, the length of sports seasons, our offerings and those of our competitors, other forms of entertainment available to our customers, our marketing efforts, weather conditions, public sentiment and macroeconomic conditions.
The number and amount of betting losses and jackpot payouts we experience also impact our financial results. Although our losses are limited per wager to a maximum payout, when viewed over a period of time, these losses can be significant. Additionally, we offer progressive jackpot games. Each time a customer plays a progressive jackpot game, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, it is paid out and reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the progressive jackpot decreases our cash position and depending upon the jackpot size it may have a significant negative affect on our cash flow and financial condition.
Our sports betting operations experience seasonality based on the relative popularity of certain sporting events. Although sporting events occur throughout the year, our sports betting customers are most active during the NFL, NBA, college football and basketball seasons. In addition, the shortening, delay, relocation or cancellation of major sports seasons or events due to events beyond our control such as weather conditions or disasters like the wild fires in Los Angeles, which resulted in the Los Angeles Rams versus the Minnesota Vikings being relocated to Arizona and several NBA and NHL games being rescheduled due to the wildfires to ensure fan and player safety, or the Minnesota Timberwolves versus the Golden State Warriors game being postponed due to local protests and safety concerns, may result in less money bet on sports and prevent us from garnering sufficient interest in our sports betting offerings, which could adversely impact our financial results.

Recruitment and retention of our employees, including certain key employees, is vital to growing our business and meeting our business plans. Losing any of our executives or other key employees could harm our business.
We depend on certain key personnel to manage and operate our business, including our Executive Chairman, CEO and President and CFO. Our current executive team’s leadership has been a critical element of our success and the departure, death or disability of any of our executive team or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.
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
To attract top talent in a competitive industry and labor market, we have offered, and believe we will need to continue to offer, robust compensation packages before we can validate an individual’s productivity. Many companies now offer remote or hybrid work environments, which may increase the competition for such employees from employers outside of our traditional office locations. To retain employees, we also may need to increase our employee compensation levels in response to competition. We use equity awards to attract and retain key personnel. If the value of our Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) declines significantly and remains depressed, that may inhibit our efforts to recruit and retain key personnel. Our ability to attract, retain and motivate our personnel may also be adversely affected by stock price volatility. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future without adjusting other components of the compensation package.
Most of our executive officers and key employees are employees at-will. The unexpected loss of services of one or more of these key employees or failure to manage executive or key employee succession successfully, could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, losing employees or being unable to hire necessary skilled employees could result in significant disruptions to our business, and integrating replacement personnel could be time-consuming, expensive and cause additional disruptions to our business. If we fail to attract, hire and integrate qualified personnel, or retain and motivate existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.
Clear errors in posting sports betting odds or event information have occurred occasionally, resulting in large liabilities. To date, general industry practice has been to void bets associated with such clear errors or to correct the odds. It cannot be assured that in every case of such clear error regulators will continue to approve the voiding of such errors.
Our sports betting offerings allow our customers to bet across thousands of sports and sports-related events. The odds for such events are set through a combination of algorithmic and manual odds-making, with bet acceptance also being a combination of automatic and manual acceptance. At times, the odds offered for, or the information about, an event in our offerings are incorrect. For example, such errors have consisted of inverted lines between teams, start times of games that, due to time zone differences, have already commenced or odds that are significantly different from the correct odds in a way that reasonable persons would agree is an error. Such errors have in certain instances resulted in large liabilities, potential regulatory fines and reputational damage. When such errors occur, it is currently commonly accepted in nearly all jurisdictions for operators to void bets associated with such clear errors. In mature jurisdictions, bets based upon clear error can be voided without prior regulatory approval. However, there can be no guarantee that this practice of voiding bets will continue. If regulators were to disallow voiding of bets associated with clear errors, we could be forced to incur significant liabilities associated with such errors.
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
The online casino and sports betting businesses are characterized by an element of chance. We employ theoretical win rates to estimate what a certain type of online casino or sports bet, on average, will win or lose in the long run. Revenue is impacted by variations in the hold percentage (the ratio of our winnings to total amount bet) of our offerings. We use hold percentage as an indicator of a bet’s performance against its expected outcome. Although each bet generally performs within a defined statistical range of outcomes in the long run, actual outcomes may vary for any given period, particularly in the short term. The element of chance may affect win rates (hold percentages); these win rates, particularly for sports betting, may also be affected in the short term by factors largely beyond our control like unanticipated event outcomes, a customer’s skill, experience and behavior, the mix of games played or bets placed, customer financial resources, the volume of bets placed and the amount of time spent gambling. For online casino games, a random number generator outcome or game could malfunction and award errant prizes. For sports betting, erroneous or incorrect odds could be posted that are highly favorable to bettors and bets are placed and/or winnings are paid before the odds are corrected. Additionally, odds compilers and risk managers are capable of human error, so even if our betting offerings are subject to a capped payout, significant volatility can occur. As a result of the variability in these factors, the actual win rates on our online casino games and sports bets may differ from the theoretical win rates we have estimated and could result in our customers’ winnings exceeding those anticipated. The variability of win rates could also adversely affect our business, financial condition, results of operations, prospects and cash flows.
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
Successful exploitation of our or certain of our vendors’ systems could harm our reputation and negatively affect our offerings and customer experience. Failure to discover such fraud or cheating in a timely manner could harm our operations, and negative publicity related to such fraud or cheating could adversely affect our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, we may inadvertently send overly generous promotions that we could be forced to honor. If we were to experience any such issues, substantial engineering, marketing and management resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

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
We believe that maintaining, developing and enhancing our brand is critical to achieving widespread acceptance of our platform and products, attracting new customers, retaining existing customers, persuading existing customers to adopt additional products, and hiring and retaining our employees. We believe that the importance of our brand will increase as our awareness and business continue to expand. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, our thought leadership, our ability to provide a high-quality and reliable platform, the actions of our employees, executives, and board members, the perceived value of our platform and products, and our ability to provide quality customer success and support experience. The promotion of our brand, however, may not directly generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.
We operate in a public-facing industry in which nearly every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us, brand ambassadors, employees, executives, or board members to communicate about our business or other matters may give rise to liability, damage our brand, or result in public exposure of personal data of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.

We rely on many different marketing channels to acquire and retain customers and to promote our brands and our products. If we are not able to effectively acquire and retain customers via such channels then our business, financial condition, results of operations and prospects could be harmed.

Our ability to effectively market is critical to our success. We use a variety of earned media and paid marketing channels, in combination with sponsorships, compelling offers, brand ambassadors, proprietary content, and unique game and site features, to attract and engage customers. Furthermore, we continuously optimize our marketing spend using data collected from our operations. Our marketing spend is based on a return-on-investment model that considers a variety of factors, including the product offerings in the jurisdiction, the performance of different marketing channels, predicted lifetime value, marginal costs and expenses and behavior of customers across various product offerings. With respect to paid marketing, we use a broad array of advertising channels, including television, radio, out-of-home (i.e., billboards, stadium signage), social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites and content, media interviews and other media spots and organic searches. These efforts are concentrated within the specific jurisdictions where we operate or intend to operate to the extent possible.

In some regions and for some brands or products we may rely extensively on independent third-party marketers, known as “affiliates” marketers. “Affiliates” is an industry term that describes independent third parties which assist us in acquiring new customers and which are generally paid on a revenue-share or cost-per-acquisition basis. Despite the word “affiliate”, these are independent parties that are not otherwise affiliated with us. Despite that, in some jurisdictions for license purposes we are deemed to control these “affiliates” marketers, their actions in the marketing of our brands are not directly within our control and hence actions, errors, omissions or intentional malfeasance on their part may cause damage to our brands, our business, our prospects and our financial results before we are able to detect such actions, errors, omissions or intentional malfeasance and/or do anything to mitigate the effects thereof. In particular, we can be held accountable by regulatory authorities for actions by such third parties in contravention of our license in a given jurisdiction, which in turn may lead to fines, license suspension, loss of license or other censure, which may in turn harm our business, our prospects and/or our financial performance. Our agreements with such marketers are sometimes such that we are obliged to pay them an ongoing share of revenues derived from customers that they introduce to us, or sometimes such that we are required to pay them a “cost per acquisition” fee for each customer introduced, or sometimes a combination of both. Such third-party “affiliates” are under no obligation to continue introducing customers to us, but we may be obliged to continue to pay them future revenue shares where applicable nonetheless. Our lack of control over such marketers also means that if, for whatever reason, their effectiveness or ability to introduce us to new customers deteriorates then we may have no ability to mitigate or reverse the loss of new customers from this channel. Such marketers may also in certain circumstances have some degree of ongoing influence over the customers that they introduce to us, and hence may be able to subsequently entice such customers away from our brands if they choose to do so.
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
Our customers primarily access our online sports betting and online casino offerings through our app on their mobile devices, and we expect that this will continue going forward. To enable our customers to use our offerings through our app on their mobile devices, our app must be compatible with the major mobile operating systems such as iOS and Android. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download apps or access specified content on mobile devices. Further, we rely upon third-party platforms for distribution of our app and offerings. Our apps are primarily distributed through the Apple App Store, the Google Play store and traditional websites. In light of this, the promotion, distribution and operation of our app are subject to the applicable distribution platform terms and policies for application developers, which are very broad and subject to frequent changes and interpretation and may not be consistently or uniformly enforced across all applications and with all publishers. Any such changes could limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through the platforms, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products, our ability to access native functionality, or other aspects of mobile devices, and our ability to access information about our users that they collect. Additionally, given the complexity of the regulatory frameworks that apply to the online gaming industry and the pace at which the industry is expanding in various markets, app stores may prohibit or delay the inclusion of our app in their app store in certain jurisdictions due to the app store’s uncertainty or lack of clarity regarding the permissibility of online gaming in the impacted jurisdictions.

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
If it becomes more difficult for our customers to access and use our offerings on their mobile devices, if they choose not to access or use our offerings on their mobile devices, or if they choose to use mobile products that do not offer access to our offerings, our customer growth, retention and engagement could be materially harmed. Additionally, if any of the third-party platforms used to distribute our offerings were to limit or disallow advertising on their platforms for whatever reason or technologies are developed that block the display of our ads, our ability to generate revenue could be negatively impacted. Also, technologies have been, and may continue to be, developed by companies like Apple and Google, that, among other things, block or limit the display of our advertisements and some third-party cookies on mobile and desktop devices, limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window and prevent advertisement re-targeting and optimization. These developments could require us to change how we collect information on, and track the actions of, our users and impact our marketing activities. While these changes have not had a material impact on our business to date, they could materially impact our business activities and practices in the future, and if we or our advertising partners are unable to timely and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, results of operations and prospects.
Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain customers and our revenue and results of operations may decline.
Since being founded in 2012, we have primarily focused our efforts on growing our current offerings, including, most recently, by offering online poker games. We have rapidly expanded and anticipate expanding further as new markets open up, our offerings mature and we pursue our growth strategies. The industries in which we operate are subject to rapid technological change, evolving industry, regulatory and legal standards, frequent new product offerings such as sports-based prediction markets, and changes in customer preferences and expectations. We must continuously decide which offerings and technology we should invest in to meet these evolving standards and customer preferences and must also continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may make changes to our existing technology and offerings or develop and introduce new and unproven products, services and features, with which we have little or no prior development or operating experience. Developing new offerings and systems is inherently complex, costly and uncertain, and customers may not engage with new offerings, even if well-reviewed and of high quality. If we cannot develop technology and offerings that address users’ needs or enhance and improve our existing offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

As a public company, we are required to maintain internal control over financial reporting and report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting and that our independent registered public accounting firm attest to our evaluation of our internal control over financial reporting with our Annual Report.
While we have not identified any “material weaknesses” in our internal control over financial reporting as of and for the fiscal year ended December 31, 2025, and our independent registered public accounting firm has issued a report attesting to this, we have identified material weaknesses in the past. For instance, as of and for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO in February 2020 and the Business Combination in December 2020. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, non-controlling interests and related financial disclosures for the affected periods. Following the identification of the material weakness and other control deficiencies, we implemented measures to remedy the same.
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
Due to the nature of our business, we are subject to taxation in numerous jurisdictions, and changes in or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.
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
Further, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “IRC”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the IRC, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the IRC, and changes to the computation of taxes related to international operations. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our business and our results of operations. However, regulations and other U.S. Internal Revenue Service guidance implementing the OBBBA may give rise to new issues that we did not foresee, and further changes to tax laws may be implemented. Therefore, there can be no assurance that our business will not be adversely affected by the OBBBA or any other tax law changes.

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

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we are licensed. Gaming companies are subject to significant taxes such as gaming taxes, and fees in addition to corporate income taxes, and such taxes and fees are subject to increase or modification at any time. From time to time, various government bodies or officials have proposed and/or adopted changes in tax rates, tax laws, or in administration, interpretation or enforcement of such laws, affecting the gaming industry. For instance, regulatory authorities may, as they have done in the past, change applicable regulations or their interpretation thereof, related to whether we can deduct for purposes of calculating gaming taxes that we may owe in that jurisdiction, certain promotional incentives such as free bets that we give to some of our customers, and if so, the maximum amount that may be deducted. Worsening economic conditions and the large number of jurisdictions with significant current or projected budget deficits, could also intensify government efforts to raise revenues through tax increases. For instance, certain jurisdictions where we operate have proposed (Arizona, Indiana, Pennsylvania, Michigan, West Virginia) or effected (Illinois, Louisiana, Maryland, New Jersey, Ohio) gaming tax rate increases or proposed additional taxes or withholdings (Colombia) in recent years. As recently as December 2025, the Colombian President issued an internal commotion (state of emergency) decree, pursuant to which he issued a decree temporarily imposing a 19% VAT tax on the revenue of operators of games of chance and luck operated over the internet and offered to players in Colombia. In January 2026, this temporary tax decree was preliminarily suspended by the Colombian Constitutional Court pending its final review. The Colombian courts may overturn that preliminary suspension and/or additional tax decrees may be issued. If enacted, these kinds of VAT taxes could negatively impact our margins in Colombia as well as our financial results. More generally, we cannot determine with certainty the likelihood of changes in tax rates, tax laws or in the administration, interpretation or enforcement of such laws. Any material increase in, or the adoption of, additional taxes or fees could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Portions of our operations are located abroad such as in Colombia, Estonia, Canada, Mexico, Peru, Serbia and Malta, and we may in the future pursue opportunities in other non-U.S. jurisdictions. Some of our customers, business partners, suppliers and personnel, as well as many of the leagues, sports, events, games and matches that we offer wagers on are also based in foreign jurisdictions. Such operations may expose us to high levels of currency, political, economic and compliance risk. Compliance with international, Colombian, Estonian, Canadian, Mexican, Peruvian, Serbian, Maltese, U.S. and other laws and regulations that apply to our operations increases our cost of doing business. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed a series of sanctions against certain Russian government, government-related, and other entities and individuals, together with enhanced export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the EU and Canada, have also implemented additional sanctions or other restrictive measures. In Colombia, the Colombian President issued an internal commotion (state of emergency) decree, pursuant to which he issued a decree temporarily imposing a 19% VAT tax on the revenue of online gaming activity in Colombia conducted by operators of games of chance and luck operated over the internet. In January 2026, this temporary tax decree was preliminarily suspended by the Colombian Constitutional Court pending its final review. The Colombian courts may overturn that preliminary suspension and/or additional tax decrees may be issued. If enacted, these kinds of VAT taxes could negatively impact our Colombian margins and financial results. For more information, see “Due to the nature of our business, we are subject to taxation in numerous jurisdictions, and changes in or new interpretation of tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.” As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:
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
•political unrest, government instability, global trade wars and disputes, tariffs, terrorism and the potential for other hostilities such as the uncertainty and fragile cease fire in the Middle East, where some of our suppliers are located or have operations and personnel;
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
A negative shift in public opinion of sports betting or online casino, or how politicians and other governmental authorities view sports betting or online casino, whether fueled by news outlets or otherwise, could result in future legislation or new regulations restricting or prohibiting some or all sports betting or online casino activities in certain jurisdictions, the result of which may negatively impact our business, financial condition, results of operations and prospects. For instance, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Further, negative publicity about us or our offerings, platform or customer experience, or those of our competitors or third parties with whom we have relationships or the underlying sports leagues could seriously harm our reputation or that of the industry overall.
The success of our online poker offerings depends largely upon maintaining sufficient player liquidity.
Our online poker offerings are a peer-to-peer offering, meaning players play against each other instead of against the house. Consequently, the success of our online poker offerings largely depend on high levels of player liquidity (i.e., high levels of players available to play our online poker offerings at any given time). A significant reduction of this player liquidity, or any legislative or regulatory measures taken that may reduce that liquidity, could have a material adverse impact on the attractiveness of those products as well as eroding their competitive strengths. The occurrence of any event causing an adverse impact on the player liquidity available to our online poker offerings could result in a reduction in the number of customers who are willing to use these products and services, which, if it were to arise to a material degree, could have a material adverse effect on our ability to generate sufficient gameplay, and thus revenue, from those offerings. We cannot provide assurance that we will be able to attract and maintain sufficient player liquidity in our online poker products. Certain states, including Delaware, Michigan, Nevada, New Jersey, Pennsylvania, and West Virginia, have joined the Multi-State Internet Gaming Agreement (the “MSIGA”) and enacted related legislation and regulations to permit interstate online poker operations, and it is likely that additional states will join the MSIGA in the future. It is also possible that Ontario could seek admission to the MSIGA by virtue of the Court of Appeal’s recent decision in that province permitting international liquidity in gaming there. That decision remains on appeal to the Supreme Court of Canada but if allowed to stand, it would provide a platform for Ontario to pursue MSIGA admission, among other liquidity based opportunities. Online poker platforms that operate in more than one of the states that have joined MSIGA can combine their player liquidity from across these states, thus potentially making their offerings more attractive to players. As a result, we may face increased competition if our online poker offerings are available in these states, including from competitors that operate in more of these states than us.

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
Since our formation in 2012 until fairly recently, we had experienced net losses and negative cash flows from operations. Although we have recently experienced profitability and positive cash flows from operations, we could incur losses again in the future, some of which may be significant, and we cannot guarantee that we will maintain or increase our level of profitability. We expect our operating expenses to increase in the future as we expand our operations in existing and new markets. Furthermore, as a public company we have incurred and expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow at a greater rate than our expenses, we may be unable to maintain or increase our level of profitability. We may incur significant losses in the future for many reasons, including those described in the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen expenses, operating delays or other unknown factors that may result in losses in future periods.
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
We are subject to laws and regulations relating to real-money online casino and retail and online sports betting in the jurisdictions in which we conduct our business or in some circumstances, where our offerings are available. We are also subject to the general laws and regulations that apply to e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. Additionally, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and must comply with the applicable requirements of the Sarbanes-

Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations implemented by the SEC and the listing standards of the New York Stock Exchange (the “NYSE”), including applicable corporate governance and disclosure and financial controls requirements. Further, we and our market access partners (where applicable) are subject to various reporting and anti-money laundering regulations. Compliance with these rules and regulations can be complex and burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Additionally, these laws and regulations vary among jurisdictions and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations or legislation attempting to restrict or prohibit online gaming. Additionally, some jurisdictions in which we may operate could presently be unregulated, partially regulated or in the process of regulating and therefore may be more susceptible to the enactment or change of laws and regulations.
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
Additionally, in June 2024, the U.S. Supreme Court reversed its longstanding approach of judicial deference to administrative interpretations of laws and regulations. This outcome could materially and adversely affect rule making and existing agency regulations, and it is uncertain how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply.
Future legislative and regulatory action, court decisions or other governmental action may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain applicable licenses or approvals. Further, governmental authorities or courts could determine that our free-to-play social gaming offerings constitute unauthorized gambling or that legislation is enacted in jurisdictions in which we operate such social gaming offerings that makes them unauthorized gambling, which could negatively impact our operations and business results and expose us and certain of our third-party providers, including the app stores that distribute our apps, to potential litigation. Civil and criminal proceedings, including class actions brought by or on behalf of prosecutors, public entities, incumbent monopoly providers or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, financial institutions, advertisers and others involved in the online gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, asset seizures, injunctions or other restrictions being imposed upon us, our licensees or other business partners, while diverting the attention of management. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.
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
Authorities around the world have adopted and are considering a number of legislative and regulatory proposals concerning privacy, data protection and limits on encryption of user data. Adverse legal rulings, legislation or regulation may result in fines and orders requiring us to change our data practices, which could adversely affect our ability to provide our offerings, harming our business operations. Complying with these evolving laws could be costly and harm the quality of our offerings, negatively affecting our business. Among others, we are, or may become, subject to the following laws and regulations:
•The General Data Protection Regulation, which may apply to our activities to the extent conducted from an establishment in the European Union (the “EU”) or related to products and services that we offer to EU users or customers (if any), or the monitoring of their behavior in the EU. Compliance with the range of obligations created by the GDPR is an ongoing commitment that involves substantial costs. Despite our efforts, governmental authorities or others may assert that our business practices fail to comply with its requirements. If our operations are found to violate the GDPR, we may incur substantial fines, have to change our business practices or face reputational harm, any of which could have an adverse effect on our business. Serious breaches of the GDPR can result in administrative fines of up to 4% of annual worldwide revenues. Fines of up to 2% of annual worldwide revenues can be levied for other specified violations; and
•Various state, country and province privacy laws, many of which give new data privacy rights to their respective residents (including, for example, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data.
Further, we are subject to evolving laws and regulations that dictate whether, how and under what circumstances we can transfer, process and/or receive personal data. The EU-U.S. Privacy Shield framework that previously allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU has been invalidated by the Court of Justice of the EU (the “CJEU”). The CJEU upheld Standard Contractual Clauses (“SCCs”) as a valid transfer mechanism, provided they meet certain requirements. On June 4, 2021, the European Commission published new SCCs for this purpose, and we may have to adapt our existing contractual arrangements to meet these new requirements. The validity of data transfer mechanisms remains subject to legal, regulatory and political developments in Europe, Latin America, Canada, and the United States, such as recent recommendations from the European Data Protection Board, decisions from supervisory authorities, recent proposals for reform of the data transfer mechanisms for transfers of personal data outside the United Kingdom, and potential invalidation of other data transfer mechanisms, which, together with increased enforcement action from supervisory authorities in relation to cross-border transfers of personal data, could have a significant adverse effect on our ability to process and transfer personal data outside of the European Economic Area, the United Kingdom, Canada, and/or Latin American regions.
These laws and regulations are evolving and subject to interpretation, including developments that create some uncertainty, and compliance obligations could cause us to incur costs or harm the operations of our offerings in ways that harm our business. For example, in the United States, certain types of cookies may be deemed sales of personal information within the CCPA and other state laws, such that certain disclosure requirements and limitations apply to the use of such cookies. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local data storage and processing that could increase the cost and complexity of delivering our services in those countries, while decreasing reliability.
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
North and Latin American jurisdictions, whether at the federal, state, provincial, regional or local level, may legalize real-money gaming in a manner unfavorable to us. As a result, we may encounter legal, regulatory or political challenges that are difficult to foresee and which could result in unforeseen adverse impacts on projected revenues or costs associated with the new opportunity. For example, certain jurisdictions require us to have a relationship with a local partner for online sportsbook or online gaming access, which tends to increase our costs of revenue. Jurisdictions with government-run monopolies may limit opportunities for private sector participants like us. Jurisdictions also impose substantial taxes on online sports betting and online gaming revenue, in addition to sales taxes in certain jurisdictions and a U.S. federal excise tax of 25 basis points on the amount of each wager. As most product taxes apply to various measures of modified gross profit, tax rates, whether federal-, provincial- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.
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
Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our personnel or by third parties or failures to detect or adequately respond to breaches of our security measures. These risks increase over time as the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party providers, or cybersecurity incidents could result in: unauthorized access to our sites, apps, networks and systems; unauthorized access to and misappropriation of customer or personnel data, including personally identifiable information, or our or third parties’ other confidential or proprietary information; viruses, worms, spyware or other malware being served from our sites, apps, networks or systems; deletion or modification of content or the display of unauthorized content on our sites or apps; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. The online gaming industry continuously experiences social engineering, phishing, malware, ransomware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. For instance, although we were unaffected, in late 2022, some of our competitors disclosed that their systems were subject to successful attempts by one or more individuals who ultimately gained unauthorized access to customer accounts and withdrew funds from the customers’ accounts, and in 2023 several land-based casinos experienced ransomware attacks, some of which significantly impacted their ability to operate effectively. More recently, in November 2024, a multinational gaming supplier experienced a data security incident involving unauthorized third-party access to its internal systems, which compromised sensitive personal information of over 100,000 individuals. If a material security breach were to occur, our reputation and brands could be damaged, our business may suffer, we may have to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, implement policies, procedures and response plans, train employees and engage third-party experts and consultants.
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
Our technology infrastructure is critical to the performance of our platform and offerings and to customer satisfaction. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could harm our business. We cannot assure you that absolute security will be provided by the measures we take to: detect, prevent, stop or respond to cyber attacks and protect our systems, data and customer information; prevent outages, or data or information loss; and prevent or detect security breaches or fraud. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, disruptions, outages and other performance problems on our platform or offerings due to a variety of factors, including human or software errors, infrastructure changes, power supply issues and capacity constraints. For example, in October 2025, we were impacted by a widespread internet outage resulting from a DNS management failure at a leading cloud services provider and by separate major software and global routing disruptions at another cloud computing platform provider. To date, such disruptions, individually and in the aggregate, have not had a material impact on us; however, future disruptions from the foregoing factors or unauthorized access to, fraudulent manipulation of, or tampering with our systems, technological infrastructure and data, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.
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
We collect and process information relating to our customers, personnel and others for various business reasons, including marketing and promotions. The collection and use of personal data is governed by U.S. and foreign privacy laws and regulations, which continue to evolve and may occasionally be inconsistent or conflict across jurisdictions. Various U.S. federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy and data retention, transfer and protection. For example, the EU’s adoption of the GDPR, which became fully enforceable in May 2018, includes operational and compliance requirements with significant penalties for non-compliance. California enacted the California Consumer Privacy Act as amended by the California Privacy Rights Acts, a comprehensive privacy law, which provides some of the strongest U.S. privacy requirements to date. In addition, new privacy laws and requirements in various U.S. states, including in states where we offer real money gaming and where we have personnel, are continuing to come into effect each year.
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
We have incorporated and will likely continue to incorporate artificial intelligence (“AI”) solutions into our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their product development, product offerings, and technology more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Third-party AI tools may be deemed to be infringing on third-party intellectual property rights (including as a result of being trained on unauthorized materials) or may contain insufficient safeguards, matters over which we have no or limited visibility or control. The use of AI, in particular generative AI, processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our or our vendors’ use of these technologies with respect to our products, services, systems and/or operations becomes more important to us over time.
Using AI (and, in particular, generative AI) can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading or are otherwise flawed, which could harm our reputation and business. The content, analysis, materials, software, recommendations and other outputs produced by AI (and, in particular, generative AI), may be subject to limited or no intellectual property or other proprietary protection. We may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets or other materials that we provide as inputs to AI technology. If we are unable to assert proprietary rights in such outputs or inputs against use by third parties, we may experience competitive harm, and our financial condition and results of operations may be adversely affected. We may experiment with or deploy AI agents or other AI-enabled automation that can plan, make decisions, and take actions with reduced human prompting or oversight. Such autonomous systems may increase the risk of unintended, unauthorized or harmful outcomes, including where such systems interact with other systems or third-party tools, data sources or vendors.
Emerging ethical issues surround the use of AI or generative AI. If our use of AI or generative AI becomes controversial, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary or personal data) input into third-party generative AI processes in connection with our offerings, systems or operations could be leaked or disclosed to others, including if sensitive information is used to train any generative AI models. Additionally, where the product ingests personal data and makes connections using such data, these AI or generative AI processes may reveal other personal or sensitive information generated by the AI solution. Unauthorized use or misuse of generative AI by our personnel or others may also result in disclosure of confidential or proprietary data, reputational harm, privacy or data protection law violations and legal liability. AI use could result in biased results and could lead us to make decisions that may bias certain individuals or classes of individuals, and adversely impact their rights, employment, and ability to obtain certain pricing, products, services or benefits. In addition, our use of generative AI may also lead to novel cybersecurity risks (such as if a bad actor “poisons” the generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
AI is subject to a dynamic and rapidly evolving legal and regulatory environment, the extent and scope of which may in many instances be uncertain and may vary or conflict across jurisdictions. As a result, this may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws or guidelines governing the development and use of AI, such as the European Union’s Artificial Intelligence Act (“EU AI Act”) and Colorado’s Artificial Intelligence Act. For example, the EU AI Act imposes a number of obligations on various parties related to the development and use of certain AI-based systems, and additional jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (like the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI features or the use of generative AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the U.S. Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient or we may be at a competitive disadvantage.
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
We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new U.S federal, state or foreign laws and regulations (including gaming laws and regulations) on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, provide customers the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Various national and local privacy laws also regulate tracking individuals who visit our websites and the use of tracking technologies, including pixels, web beacons and cookies. We are obligated to permit individuals to choose how we use and store their information. Failure to obtain cookie consent under laws may result in fines or otherwise limit our ability to use information and potentially limit our marketing and business strategies.
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
We host our online gaming platform and offerings using third-party public and on-premise private cloud infrastructure and hosting services and on-premise server rooms hosted by certain of our land-based casino partners. We do not have full control over the operations of the infrastructure of these third parties that we use or anticipate using such as cloud-hosting providers (i.e., Amazon Web Services and Google Cloud) and on-premises hosting, data centers and related service providers or the facilities (including the server rooms) of our casino partners. Such infrastructure and facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks and incidents, terrorist attacks, power outages and similar events or acts of misconduct. We have experienced and expect in the future to experience, interruptions, delays and outages in service and availability from these providers on account of, among other things, infrastructure changes, human or software errors like the October 2025 configuration issues caused by a leading cloud services provider, which resulted in widespread internet outages that caused our online gaming platform to become inaccessible in several of the jurisdictions in which we operate, including Illinois, New Jersey, Michigan, West Virginia, Indiana, Pennsylvania, Louisiana and Peru, website hosting disruptions, power supply issues, and capacity constraints. Any such interruptions, delays or outages that result in sustained or repeated system failures with respect to our platform could reduce the attractiveness of our offerings. Any capacity constraints may also impact our ability to maintain performance of our offerings. Should our agreements with any third-party cloud service provider terminate or we add new cloud infrastructure service providers, we may experience additional costs and platform performance downtime in adding or transitioning to new or additional providers. These impacts (and any associated negative publicity regarding them) may harm our brands or reduce customers’ use of our platform, which may negatively impact our business, financial condition, results of operations and prospects.
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
Our success depends in part on our relationships with third-party service providers. For example, we receive sports betting odds and streaming data, and certain risk management and trading services from third parties, and in some jurisdictions we are required to obtain official league data. We also rely mostly on third parties for content delivery such as online slots, table games and live dealer games, load balancing and certain cybersecurity protections such as against distributed denial-of-service attacks. If those providers do not perform adequately, our customers may experience issues or interruptions with our offerings, and gaming regulators may hold us responsible for those providers’ errors. Further, if any of our service or data providers terminate their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we may need to find alternate providers, and as consolidation in the gaming and entertainment industries continues, if a competitor acquires any of our third-party providers, we may need to find an alternate provider (which in some cases may be difficult due to the limited number of providers for certain services such as geolocation), and in each case we may be unable to secure similar terms or replace such providers in an acceptable timeframe. Furthermore, sports leagues, teams and venues may enter into exclusive partnerships with our competitors, which could adversely affect our ability to engage in certain types of marketing and promotions, use certain league, team and venue logos, names and/or other intellectual property, and offer certain types of wagers. We also rely on other third-

party software and services such as communications and internal software, and our business may be adversely affected if such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity involving any of our third-party providers, including related to regulatory concerns or allegations of bad or unethical actions, could adversely affect our reputation and brand, result in us severing our relationship with such provider and could potentially lead to increased regulatory or litigation exposure.
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
A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate cybersecurity risks such as distributed denial-of-service attacks. If our service providers experience service interruptions, including because of cyber attacks or due to an event causing an unusually high volume of Internet use, communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 6G services, which may not be successful and thus may impact our customers’ ability to access our platform or offerings in a reasonable manner or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. We cannot guarantee that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our customers. Any difficulties these providers face, including certain network traffic potentially receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business. In addition, we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our customers’ property or personal information or a delay or interruption in our online services or offerings, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause our customers to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Neil G. Bluhm and Richard Schwartz and their respective trusts and entities controlled by them (collectively, the “Controlling Holders”) together as a group control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the NYSE’s corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect to not comply with certain corporate governance requirements, including:
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
The Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, as long as the Company is a “controlled company” under applicable NYSE rules, Rush Street Interactive GP, LLC, in its capacity as the Sellers’ Representative of the Controlling Holders and the other holders of equity interests of RSILP (the “Sellers”) under the Business Combination Agreement (in such capacity, the “Sellers’ Representative”) and dMY Sponsor, LLC (the “Sponsor”) have the right to nominate up to nine (or the maximum number that may be nominated by the Sellers’ Representative without violating the NYSE’s controlled company requirements) and up to two directors, respectively, to the Board, subject to certain independence and holdings requirements. In the event the Company is no longer a “controlled company” under the applicable NYSE rules, the Sponsor will have the right to nominate up to two directors and the Sellers’ Representative will have the right to nominate a number of directors equal to the greater of the number of directors permitted by NYSE or a number equal to the total number of directors multiplied by the percentage of the Company’s issued and outstanding voting securities held by the Sellers and their permitted transferees at such time, in each case subject to certain independence and holdings requirements. As of the date of this Annual Report, the Sponsor does not have the right to designate any directors pursuant to the Investor Rights Agreement.
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
As part of our strategy, we have engaged and may continue to engage in transactions such as acquisitions, investments or partnerships as opportunities arise to add new or complementary businesses, products, brands, markets or technologies.

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
RSILP is a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated for U.S. federal income tax purposes to the holders of RSILP Class A common units (the “RSILP Units”), including RSI ASLP, Inc. (the “Special Limited Partner”), which is part of our consolidated group for U.S. federal income tax purposes. Accordingly, we will be required to pay U.S. federal income taxes on the Special Limited Partner’s allocable share of RSILP’s net taxable income. The Amended and Restated Limited Partnership Agreement of RSILP, dated as of December 29, 2020 (the “RSILP A&R LPA”), requires RSILP to make tax distributions to holders of RSILP Units (including the Special Limited Partner) calculated at certain assumed rates. In some cases, these assumed rates may be significantly higher than the holders’ actual tax rates. The amount of these tax distributions can be significant, in particular as RSILP’s profitability increases, which could have a material adverse impact on our cash flows. In addition to tax expenses, we and the Special Limited Partner will also incur expenses related to the Special Limited Partner’s operations, including its payment obligations under the TRA, which could be significant and some of which RSILP will reimburse (excluding payment obligations under the TRA). The Special Limited Partner intends to cause RSILP to make ordinary distributions and tax distributions to the holders of RSILP Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the TRA and dividends, if any, declared by us. However, as noted below, RSILP’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of RSILP and its subsidiaries and restrictions on distributions that would violate any applicable law or restrictions contained in RSILP’s debt agreements (if any), or that would have the effect of rendering RSILP insolvent. If the Special Limited Partner is unable to make payments under the TRA for any reason, such payments will be deferred and accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.
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
The Sellers may exchange their RSILP Units retained by them in connection with the Business Combination (the “Retained RSILP Units”), together with the cancellation of an equal number of shares of the Company’s Class V common stock, par value $0.0001 per share (the “Class V Voting Stock”), for shares of Class A Common Stock (or cash) pursuant to the RSILP A&R LPA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These exchanges are expected to result in increases in the Special Limited Partner’s allocable share of the tax basis of RSILP’s tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we and the Special Limited Partner would otherwise be required to pay in the future had such exchanges never occurred.
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
•changes in our capital structure, such as future issuances of securities or the incurrence of third-party debt;
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
Our continued eligibility for listing on the NYSE depends on a number of factors. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including: (i) a limited availability of market quotations for our securities; (ii) a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock; (iii) a limited amount of analyst coverage, if any; and (iv) a decreased ability to issue additional securities or obtain additional financing in the future.
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
Consumer discretionary spending and consumer preferences are driven by socioeconomic factors beyond our control, and our business is sensitive to reductions from time to time in consumer discretionary spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, declines in consumer confidence in the economy, economic slowdowns, sustained high levels of unemployment or inflation, tariffs, increased interest rates, and rising prices, in particular of food and energy, fears of war and acts of terrorism or perceived weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as online casino and sports betting. As a result, we cannot ensure that demand for our offerings will remain constant or increase over time. Adverse developments affecting economies throughout the world, including those noted above as well as a general tightening of credit availability, decreased liquidity in certain financial markets, foreign exchange fluctuations, transportation or supply chain disruptions, natural disasters or significant declines in stock markets, as well as concerns regarding pandemics or other health emergencies, could lead to reduced discretionary spending on leisure activities such as online casino and sports betting.
We may be subject to litigation in the operation of our business, and an adverse outcome in one or more proceedings could adversely affect our business.
As a growing company with expanding operations, from time to time we increasingly face claims, lawsuits and other proceedings involving intellectual property, privacy and data protection, consumer protection, accessibility claims, securities, tax, labor and employment, regulatory and compliance, competition and antitrust, commercial disputes, services and other matters. Litigation to defend us against third-party claims or to enforce any rights that we may have against third parties may be necessary, which may result in substantial costs and divert resources and our management’s attention, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Emerging technologies and products, such as sports-based prediction markets, blockchain and cryptocurrency, may disrupt traditional gaming models and create new competitive threats for us.
The gaming industry is constantly evolving, and emerging technologies have the potential to disrupt traditional business models and create new competitive landscapes. In recent years, sports-based prediction markets, blockchain technology and cryptocurrencies have gained significant attention for their potential applications in betting and gaming, such as trading on sports through event contracts, decentralized game asset ownership, secure in-game transactions and new monetization models. If these technologies and/or products gain widespread adoption, they could fundamentally change the way gaming platforms like ours operate.
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
Sports-based prediction markets have recently emerged as a new offering in the online entertainment industry. These are a relatively new product and the regulatory and legal landscape for these products is evolving. Thus, while it may be too early to accurately determine what the longer-term impacts of these products will be on both our business and the industry more broadly, to date these offerings have focused on sports, which we would expect would have a larger negative impact on some of our competitors that focus on sports-first than us given that our focus is casino-first.
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

In addition, we have processes in place to govern our third-party vendor security risks. We generally gather information, either through independent research or through questionnaires, regarding certain third parties who contract with the Company and receive sensitive data from us or have access to or integrate with our systems, in order to help us assess potential risks associated with their security processes. We also generally require third parties to, among other things, maintain security controls to protect confidential information and data and notify us of data breaches that may impact our data through obligations that are documented in data processing or other agreements. In addition, we carry insurance that provides certain, limited protection against losses arising from a cybersecurity incident.

Internally, we have a security awareness program, which includes training that reinforces our information technology and security policies, standards and practices, and we require that our employees comply with these policies. The security awareness program offers training on how to identify potential cybersecurity risks and protect our resources and information. These trainings are mandatory for all employees and take place throughout the year, and are supplemented by testing initiatives, including periodic phishing tests. We also provide access to specialized training for certain employee roles, such as application developers. Finally, our privacy and data protection program requires employees to take periodic awareness training on data privacy. This training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.

From time to time, we engage assessors, consultants, auditors, or other third-party service providers to enhance risk mitigation efforts. For instance, we have performed simulations and tabletop exercises for our technical teams and senior leaders to prepare for a possible cyber crisis and incorporate external resources and advisors as needed. We also engage third-party consultants and service providers to assist with penetration testing, security audits and vulnerability assessments in certain jurisdictions.

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

Our Chief Technology Officer, who has engineering, operations, product, information technology and security knowledge, experience and skills gained over two decades of experience leading complex, large-scale global technology organizations across media, entertainment, sports and retail, our Chief Information Security Officer, who also has over two decades of cybersecurity experience in both public and private organizations, and certain members of their teams as well as outside advisors who have cybersecurity experience are responsible for implementing and maintaining cybersecurity and data protection practices at the Company and reporting on cybersecurity matters to the relevant members of management. This team is supported, from time to time, by third-party consultants and service providers with specific areas of cybersecurity expertise. Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, and maintaining cybersecurity policies and procedures. Management also regularly communicates cybersecurity risks and activities with other members of management and, as appropriate, to our Board or relevant members or committees thereof, including the Audit Committee.

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

ITEM 2. PROPERTIES
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 6,575 square feet of office space. We use this leased space primarily for management, marketing, finance, legal, regulatory compliance, human resources and general administrative teams. This lease is set to expire on April 30, 2027, subject to our option to extend the term for two successive years. We also lease office space in the United States (New Jersey and North Dakota), Colombia (Bogota and Medellín), Estonia (Tartu and Tallinn), Canada (Toronto) and Serbia (Belgrade).
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

As of February 17, 2026, there were 26 holders of record of our Class A Common Stock and 17 holders of record of our Class V Voting Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Stock Price Performance
The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Consumer Discretionary Index and the NYSE Composite Index. The graph assumes an initial investment of $100 in our Class A Common Stock at the market close on December 31, 2020 through December 31, 2025. Data for the S&P 500 Consumer Discretionary Index and the NYSE Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. Historic stock price performance is not necessarily indicative of future stock price performance. Accordingly, we do not make or endorse any predictions as to future performance.

Comparison of Cumulative Total Return
$160
$140
$120
$100
$80
$60
$40
$20
$0

[redacted]

The foregoing performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

	December 2020	December 2021	December 2022	December 2023	December 2024	December 2025
Rush Street Interactive, Inc.	$100	$76	$17	$21	$63	$90
S&P 500 Consumer Discretionary Index	$100	$124	$77	$109	$141	$148
NYSE Composite	$100	$118	$105	$116	$131	$151
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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase (where permitted). We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states and four international markets as outlined in the table found in “Business — Overview”.
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
We currently generate revenue through two operating models: (i) B2C and (ii) B2B. Through our primary operating model, B2C, we offer online casino, online sports betting, retail sports betting and social gaming directly to the end customer through our websites, apps or physical retail locations. Our B2C operations contributed more than 99% and 98% of our total revenue for the years ended December 31, 2025 and 2024, respectively and we expect that it will continue to be our primary operating model into the future. While real-money transactions represent a majority of our B2C revenue, our social gaming offerings generally increase customer engagement and build online databases in key markets both before and after legalization and regulation. We believe our B2C model is flexible, permitting us to customize our operating structure based on applicable gaming regulations, market demands and, as applicable, our partner’s operations. Through our B2B operations, we primarily offer retail sports betting services to land-based businesses, such as bricks-and-mortar casinos, in exchange for a monthly commission. B2C and B2B products can be launched under one of our existing brands or customized to be incorporated into a local or third-party brand.
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
Trends in Key Metrics
Monthly Active Users
MAUs is the number of unique users per month who have placed at least one real-money bet across one or more of our online casino (including online poker) or online sports betting offerings. For periods longer than one month, we average the MAUs for the months in the relevant period. We exclude users who have made a deposit but have not yet placed a real-money bet on at least one of our online offerings. We also exclude users who have placed a real-money bet but only with promotional incentives.
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

The chart below presents our average MAUs in the United States and Canada for the years ended December 31, 2025, 2024 and 2023:
The year-over-year increase in MAUs in the United States and Canada for 2025 compared to 2024, as well as for 2024 compared to 2023, was mainly due to our continued growth and strong customer retention rates in existing markets, and our continued achievement of positive response from our strategic advertising and marketing efforts. Additionally, the full year of operations in Delaware in 2024 significantly contributed to the year-over-year increase in MAUs for 2024 compared to 2023.
The chart below presents our average MAUs in Latin America (including Mexico) for the years ended December 31, 2025, 2024 and 2023:
The year-over-year increase in MAUs in Latin America for 2025 compared to 2024, as well as for 2024 compared to 2023, was mainly due to our continued growth, strong customer retention rates, and our continued achievement of positive response from our strategic advertising and marketing efforts. In 2024, we also experienced an uplift in MAUs driven by the Copa América soccer tournament in mid-2024 and our launch in Peru during the third quarter of 2024. Additionally, the full year of operations in Peru in 2025 contributed to the year-over-year increase in MAUs for 2025 compared to 2024.
Average Revenue Per Monthly Active User
ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU in the United States and Canada for the years ended December 31, 2025, 2024 and 2023:
ARPMAU remained generally flat in the United States and Canada for 2025 compared to 2024 while significantly increasing MAUs in the same period. This trend reflects the addition of new players, who typically generate lower ARPMAU compared to more established players. The year-over-year increase for 2024 compared to 2023 was mainly due to MAU growth in online casino markets, including Delaware, outpacing that of sports betting only markets, the impact of our strategic advertising and marketing efforts and our focus on retaining quality players.

The chart below presents our ARPMAU in Latin America (including Mexico) for the years ended December 31, 2025, 2024 and 2023:
The year-over-year decrease in ARPMAU in Latin America for 2025 compared to 2024 was mainly driven by the negative impact of our additional player bonusing as a result of the value-added tax imposed on customer deposits in Colombia, which became effective during the year ended December 31, 2025. We generally maintained ARPMAU in Latin America at a roughly consistent level for 2024 compared to 2023, while significantly increasing MAUs in the same period. The Company experienced a significant increase in sports betting-only customers, during the 2024 Copa América soccer tournament, who generally generate less revenue per customer than customers who use online casino.
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
We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, share-based compensation, adjustments for certain one-time or non-recurring items and other adjustments that are detailed in the reconciliation table below. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because certain expenses are either non-cash or are not related to our underlying business performance.
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

The table below presents our Adjusted EBITDA reconciled from our Net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Net income (loss)	$74,029	$7,236	$(60,055)

Interest income, net	(9,273)	(7,493)	(2,765)
Income tax (benefit) expense	(85,108)	24,566	11,209
Depreciation and amortization	39,970	32,203	29,759
Share-based compensation	26,261	35,288	30,020
Change in tax receivable agreement liability	107,776	739	—
Adjusted EBITDA	$153,655	$92,539	$8,168
Key Factors Affecting Our Results
Our financial position and results of operations depend, to a significant extent, on the following factors:
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
Legalization, Regulation and Taxation
Our financial growth prospects largely depend on our ability to make our online casino and sports betting offerings available in more jurisdictions, with particular emphasis on the United States and Latin America, a trend that we believe is still in its early stage. Online casino may expand further due to many factors, including that many U.S. states and foreign jurisdictions are seeking ways to increase revenues. In the United States, online sports betting’s prospects were made possible after the U.S. Supreme Court struck down PASPA in May 2018. Our strategy is to enter new jurisdictions that we believe are financially prudent for us to enter. Online casino is currently authorized only in nine U.S. states: Connecticut, Delaware, Maine (although the market is not yet operating), Michigan, New Jersey, Pennsylvania, West Virginia, Rhode Island and Nevada (although regulators have not authorized online casino outside of physical casinos in Nevada). As of the date hereof, 39 states and the District of Columbia have authorized sports betting. Of those 40 jurisdictions, 32 states have authorized statewide online sports betting while 8 remain authorized for retail-only at casinos or retail locations. In Latin America, several countries, including Argentina, Ecuador, Brazil and Peru, are either exploring legalizing, expanding or regulating online casino and/or online sports betting, or have recently legalized these activities.
The process of securing the necessary licenses or partnerships to operate in a given jurisdiction may take longer or be more difficult than we anticipate. In addition, legislative or regulatory restrictions and gaming taxes may make it less attractive or more difficult for us to do business in a particular jurisdiction. Further, certain jurisdictions require us to have a relationship with a bricks-and-mortar casino or other land-based partner for online casino and/or sports betting access, which tends to increase our costs of revenue. Jurisdictions that have established state or government-run monopolies may limit opportunities for private operators such as us.
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
With respect to paid marketing, we use a broad array of advertising channels, including television, radio, out-of-home (i.e., billboards, stadium signage), social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are concentrated within the specific jurisdictions where we operate or intend to operate to the extent possible. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of which advertising methods and channels are working and which ones are not. These investments and personalized promotions are intended to increase consumer awareness and drive engagement.
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
Key Components of Revenue and Expenses
We currently offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states, Colombia, Ontario, Canada, Mexico and Peru. We also provide social gaming, where users can earn or purchase (where permitted) virtual credits to enjoy free-to-play games.
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
Online Sports Betting
Online sports betting involves a user placing a bet on the outcome of a sporting event, a sports-related activity or a series of the same, with the chance to win a pre-determined amount, often referred to as fixed odds. Online sports betting revenue is generated by setting odds such that there is a built-in theoretical margin in each sports bet offered to customers. While sporting event outcomes may result in revenue volatility, we believe that we can achieve a positive long-term betting win margin. In addition to traditional fixed-odds betting, we also offer other fixed-odd sports betting products including in-

game betting and multi-sport and same-game parlay betting. We have also incorporated live streaming of certain sporting events into our online sports betting offering. Integrated into our online sports betting platform is a third-party risk and trading platform currently provided by certain subsidiaries of Kambi Group plc.
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
Social Gaming
We provide social gaming where users can earn or purchase (where permitted) virtual credits to enjoy free-to-play games. Users who exhaust their credits can either purchase additional virtual credits from the virtual cashier, if permitted, or wait until their virtual credits are replenished for free. Virtual credits have no monetary value and can only be used within our social gaming platform.
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, which is reduced by any consideration from the vendor, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our third-party platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services, geolocation, know-your-customer and platform hosting. Gaming taxes include jurisdictional taxes that are determined based on a percentage of revenue (or similar metrics) or excise taxes that are determined based on a percentage of bets placed. We incur payment processing costs on player deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Sales and Marketing. Sales and marketing costs consist primarily of costs associated with marketing our products and services via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
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
With respect to paid marketing, we use a broad array of advertising channels, including television, radio, out-of-home (i.e., billboards, stadium signage), social media platforms, sponsorships, affiliates and paid search, and other digital channels. We also use other forms of marketing and outreach, such as our social media channels, first-party websites, media interviews and other media spots and organic searches. These efforts are primarily concentrated within the specific jurisdictions where we operate or intend to operate. We believe there is significant benefit to having a flexible approach to advertising spending as we can quickly redirect our advertising spending based on dynamic testing of our advertising methods and channels.
General and Administrative. General and administrative costs consist primarily of administrative personnel costs (including salaries, bonuses, benefits and share-based compensation), professional fees related to legal, compliance, accounting and consulting, indirect technology costs, rent expense, insurance costs and foreign exchange gains or losses.
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

Change in Tax Receivable Agreement Liability. The costs or adjustment to costs associated with the recognition of the TRA liability is recorded in Change in tax receivable agreement liability on the consolidated statements of operations. This cost or adjustment reflects changes in the estimated future payments under the TRA attributable to RSILP Unit exchanges completed prior to June 30, 2025. These prior exchanges increased our tax basis in our share of RSILP’s underlying assets, giving rise to expected tax savings and corresponding TRA liability. RSILP Unit exchanges occurring after June 30, 2025 will not result in change in tax receivable agreement liability, as the associated increase in tax basis and the resulting TRA liability will be accounted for as equity transactions. See Note 9 to our consolidated financial statements, included elsewhere in this Annual Report.
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
Comparison of the Years Ended December 31, 2025 and 2024

	Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Revenue	$1,134,428	$924,083	$210,345	23%
Costs of revenue	741,664	602,036	139,628	23%
Sales and marketing	164,650	158,590	6,060	4%
General and administrative	100,720	106,206	(5,486)	(5)%
Depreciation and amortization	39,970	32,203	7,767	24%
Income from operations	87,424	25,048	62,376	249%
Change in tax receivable agreement liability	(107,776)	(739)	(107,037)	n/m
Interest income, net	9,273	7,493	1,780	24%
(Loss) income before income taxes	(11,079)	31,802	(42,881)	(135)%
Income tax (benefit) expense	(85,108)	24,566	(109,674)	(446)%
Net income	$74,029	$7,236	$66,793	923%
*n/m means not meaningful

Revenue. Revenue increased by $210.3 million, or 23%, to $1,134.4 million in 2025 as compared to $924.1 million in 2024. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets such as Peru, which launched in late July 2024. The increase reflects higher period-over-period online casino and sports betting revenue of $210.4 million and social gaming revenue of $0.3 million, which was partially offset by a decrease of retail sports betting revenue of $0.4 million.
Costs of Revenue. Costs of revenue increased by $139.6 million, or 23%, to $741.6 million in 2025 as compared to $602.0 million in 2024. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Gaming taxes, market access costs, payment processing costs, and operating expenses contributed $56.4 million, $46.3 million, $23.5 million and $13.2 million, respectively, to the year-over-year increase in costs of revenue, with personnel costs contributing to the remaining $0.2 million of the year-over-year increase. Costs of revenue as a percentage of revenue remained flat at 65% for the years ended December 31, 2025 and 2024.
Sales and Marketing. Sales and marketing expense increased by $6.1 million, or 4%, to $164.7 million in 2025 as compared to $158.6 million in 2024. The increase was primarily driven by higher marketing personnel costs and share-based compensation expense, which was partially offset by reduced marketing spend resulting from management’s strategy to rationalize marketing spend as the North American and Latin American online gaming industries continue to mature. Sales and marketing expense as a percentage of revenue decreased to 15% in 2025 as compared to 17% in 2024.
General and Administrative. General and administrative expense decreased by $5.5 million, or 5%, to $100.7 million in 2025 as compared to $106.2 million in 2024. The year-over-year decrease was primarily due to lower share-based compensation expense, which was partially offset by higher personnel and other administrative costs, consistent with the growth of our business. General and administrative expense as a percentage of revenue decreased to 9% in 2025 as compared to 11% in 2024.
Depreciation and Amortization. Depreciation and amortization expense increased by $7.8 million, or 24%, to $40.0 million in 2025 as compared to $32.2 million in 2024. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 4% in 2025 as compared to 3% in 2024.
Change in Tax Receivable Agreement Liability. Change in tax receivable agreement liability increased by $107.0 million to $107.7 million in 2025 as compared to $0.7 million in 2024. The increase was associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA.
Interest Income, Net. Interest income, net, increased by $1.8 million, or 24%, to $9.3 million in 2025 as compared to $7.5 million in 2024. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2024.
Income tax (benefit) expense. Income tax benefit was $85.1 million during the year ended December 31, 2025 as compared to income tax expense of $24.6 million during the year ended December 31, 2024. The change in Income tax (benefit) expense was primarily attributable to the release of a valuation allowance as it is more likely than not that some portion of the deferred asset may be realized.
Comparison of the Years Ended December 31, 2024 and 2023
A discussion of changes in our results of operations in 2024 compared to 2023 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
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
From a legislative perspective, we continue to see strong momentum to legalize and regulate online sports betting in new jurisdictions in the Americas. As expected, many of these new jurisdictions are first trying to legalize and regulate online sports betting before considering whether to legalize and regulate online casino. However, given the tax generation success of online casino in markets where it has been legalized, we also continue to see strong momentum for online casino in several jurisdictions in the Americas that are looking for additional revenue sources to fund expanding budgets. For example, in 2025 and thus far in 2026, several U.S. states introduced bills to legalize and regulate online casino. Earlier this year, one such bill in Maine became law enabling statewide wagering in partnership with certain Native American tribes, while others either remain pending, including a bill in Virginia that has received several favorable votes during this current legislative session. We believe this shows that there is strong interest in legalizing online casino. Additionally, we have seen governmental officials or legislative or regulatory bodies in certain jurisdictions in which we operate consider, and in limited cases to date, approve, increases in gaming-related taxes or other types of taxes on companies operating in the gaming industry. While it is unclear at this time if this will continue, any proposed legislation or other similar actions to increase existing taxes on online sportsbook and/or casino could negatively impact our business, profitability and cash flows.
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

As of December 31, 2025, we had $336.3 million in cash and cash equivalents, excluding legally restricted customer cash deposits that we segregate from our operating cash balances. We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits. We expect our material cash requirements during the upcoming 12-month period to include $18.3 million of non-cancellable purchase obligations with marketing vendors, $4.1 million of minimum license and market access fees, and $2.8 million of lease payments. We also have $55.6 million of additional non-cancellable purchase obligations that will be due subsequent to the upcoming 12-month period. In addition, we will continue to pursue expansion into new markets, which is expected to require significant capital investments.
We are required to make payments equal to 85% of the tax benefits we realize in connection with the TRA. These obligations under the TRA, while mainly non-current in nature, reduce future operating cash flows as the associated tax benefits are realized. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made. Payments associated with the TRA liability are expected to include $1.2 million in the next 12 months and additional obligations of $128.8 million are expected subsequent to the upcoming 12-month period.
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
We expect our existing cash and cash equivalent and cash flows from operations to be sufficient to fund our operating activities and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future. It is possible that we may need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, partnerships or marketing initiatives, deteriorating macroeconomic conditions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future to support our growth as we seek to expand our offerings across more of North America, Latin America and worldwide, which will require significant investment in our online gaming platform and our personnel, in particular in product development, engineering and operations roles. See Note 14 of our consolidated financial statements, included elsewhere in this Annual Report for a summary of our commitments as of December 31, 2025. We also expect certain costs such as marketing, market access and license fees to increase to the extent we pursue expansion opportunities in new and existing jurisdictions. In particular, we are party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnerships, pursuant to which we are obligated to make future minimum payments under the non-cancelable terms of these contracts. Additionally, our continued profitability will trigger future quarterly tax distribution obligations payable to the limited partners of RSILP under the A&R Partnership Agreement. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product, service or market launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to our consolidated financial statements, included elsewhere in this Annual Report.
Surety Bonds

We had been issued $31.3 million and $31.1 million in surety bonds as of December 31, 2025 and 2024, respectively, that are used to satisfy regulatory requirements related to securing cash held on behalf of customers. In addition, we had also been issued $6.4 million and $6.1 million in surety bonds as of December 31, 2025 and 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.

There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of December 31, 2025 and 2024, we had no outstanding debt.
As of December 31, 2025 and 2024, we had an outstanding letter of credit for $6.2 million and $4.3 million, respectively, in connection with our operations in Colombia for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws (the “Stock Repurchase Program”).
During the years ended December 31, 2025 and 2024, we repurchased 733,019 and nil shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $7.6 million during the year ended December 31, 2025 at an average price of $10.41. The repurchased shares are considered issued but not outstanding.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$165,004	$106,449	$(5,932)
Net cash used in investing activities	(37,016)	(33,363)	(33,780)
Net cash used in financing activities	(37,364)	(2,652)	(518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,124	(8,655)	5,126
Net change in cash, cash equivalents and restricted cash	$107,748	$61,779	$(35,104)
A discussion of changes in cash flows in 2025 compared to 2024 is included below. A discussion of changes in cash flows in 2024 compared to 2023 has been omitted from this Form 10-K, but it may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, which is available free of charge on the SEC's website at www.sec.gov and at www.RushStreetInteractive.com.
Operating activities. Net cash provided by operating activities during 2025 increased by $58.6 million to $165.0 million, as compared to $106.4 million during the same period in 2024. The increase was primarily due to higher period-over-period net income totaling $66.8 million, which was partially offset by a decrease in non-cash expenses of $6.2 million and changes in operating assets and liabilities of $2.0 million. The decrease in non-cash expenses was driven primarily by the deferred income tax benefit of $112.1 million and a decrease in share-based compensation expense totaling $9.0 million, which was partially offset by change in tax receivable agreement liability, additional depreciation and amortization expense and non-cash lease expense of $107.0 million, $7.8 million and $0.1 million, respectively.
Investing activities. Net cash used in investing activities during 2025 increased by $3.6 million to $37.0 million, as compared to $33.4 million during 2024. The increase reflects higher cash paid for internally developed software totaling $4.2 million and additional acquisitions of other intangible assets and developed technology totaling $0.5 million and $0.2 million, respectively. This was partially offset by lower period-over-period short-term investments, acquisition of gaming licenses and purchases of property and equipment of $0.8 million, $0.3 million and $0.2 million, respectively.
Financing activities. Net cash used in financing activities during 2025 increased by $34.7 million to $37.4 million, as compared to $2.7 million during 2024. The increase reflects higher payments of employee taxes related to net share settlement of equity awards, repurchases of Class A Common Stock, payments of finance liabilities and payments for tax distributions to non-controlling interests totaling $25.3 million, $7.6 million, $1.2 million, $0.7 million, respectively, which was slightly offset by lower proceeds from exercise of stock options of $0.1 million.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The net effect of exchange rate changes on cash, cash equivalents and restricted cash, when expressed in U.S. Dollar terms, was an increase of $17.1 million for the year ended December 31, 2025 as compared to a decrease of $8.7 million for the same period in 2024. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
We regularly review our deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on historical pre-tax earnings trends and assumptions about future performance, we expect to generate taxable income in future periods. Accordingly, we have determined that it is more-likely-than-not that certain deferred tax assets are realizable. As we reassess these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in an increase to the valuation allowance and an increase in the effective tax rate.
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
We evaluate the realizability of the deferred tax assets resulting from the exchange of RSILP Units for Class A Common Stock. If the deferred tax assets are determined to be realizable, we then assess whether payment of amounts under the TRA have become probable. If so, we record a TRA liability, generally equal to 85% of such deferred tax assets. In subsequent periods, we assess the realizability of all our deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.
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
Interest Rate Risk
As of December 31, 2025, we had cash, cash equivalents and restricted cash of $340.5 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our consolidated financial statements for the year ended December 31, 2025.

Foreign Currency Exchange Rate Risk
We have been exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar, Mexican Peso and the Peruvian Soles. Markets with a functional currency other than the U.S. Dollar accounted for less than 20% of our revenue for each of the fiscal years ended December 31, 2025 and 2024. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our consolidated financial statements for the year ended December 31, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the fiscal year ended December 31, 2025. However, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on such evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described in the table below:

Name and Title	Action	Date of Action	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)[1]	Aggregate Number of Securities Subject to Trading Arrangement
Paul Wierbicki, Chief Legal Officer and Director	Adopt	December 19, 2025	March 23, 2026 - April 1, 2027	Y	90,000

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2026 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(a)1. Financial Statements

Consolidated Financial Statements of Rush Street Interactive, Inc. as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.
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

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rush Street Interactive, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control - Integrated Framework issued by COSO.
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

Valuation of Restricted Stock Units with Market-Based Conditions

Critical Audit Matter Description

As described in Note 8 to the consolidated financial statements, during the year ended December 31, 2025, the Company issued 0.4 million Restricted Stock Units (“RSUs”) with market-based conditions that had a total fair value of $6.0 million. Specific vesting conditions for these RSUs are based on the Company’s total shareholder return relative to a peer group as defined in the grant agreement. The fair value of RSUs with market conditions was determined using a Monte Carlo simulation with the assistance of the Company’s third-party valuation specialist. The Monte Carlo simulation requires the Company to make certain key assumptions, including expected volatility, expected term, and risk-free interest rate. Given the inherent uncertainties and application of judgment involved in the valuation of RSUs with market conditions, our audit procedures required a high degree of subjectivity, auditor judgment, involvement from our valuation specialists, and effort to evaluate managements conclusions.

Response

To address this matter, through our integrated audit approach, we performed both control testing as well as substantive audit procedures. We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over share-based compensation. We tested controls over management’s review of the assumptions used with regards to the valuation of the RSUs with market-based conditions. We also tested management's controls to validate that data used in management’s estimates in the valuation was complete and accurate. Our substantive audit procedures included, among other things, inspecting grant agreements and Board of Directors’ minutes to evaluate the key terms of RSUs with market-

based conditions, testing the significant assumptions underlying the performance conditions, and testing the completeness and accuracy of key grant data—such as grant date, exercise price, and vesting conditions—by agreeing those inputs to source documents, including Board of Directors’ minutes and grant agreements. With the assistance of our valuation specialists, we evaluated management’s valuation of the RSUs with market-based conditions by evaluating the Monte Carlo valuation methodology and the reasonableness of the valuation assumptions, including the expected volatility, expected term, the risk-free interest rate, and correlation coefficients, and independently calculating a fair value estimate for the RSUs with market-based conditions. We tested management’s significant assumptions by comparing the assumptions to current market and economic trends, historical results of the Company's business, and to other relevant factors. We also evaluated the adequacy of the Company’s share-based compensation disclosures included in Notes 2 and 8 of the consolidated financial statements in relation to these matters.

Capitalized Internally Developed Software Costs

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company capitalizes qualifying costs incurred to develop internal-use software when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development and implementation of internal-use software. During the year ended December 31, 2025, the Company capitalized $28.6 million of qualifying costs incurred to develop internal use software. As of December 31, 2025, the Company had $43.6 million of unamortized internally developed software costs. Management applies judgment to estimate the costs incurred by its software engineers, specifically during the application development stage of capitalizable projects. Given the judgment required by management, our audit procedures required a high degree of auditor judgment, subjectivity, and effort to evaluate management’s conclusions.

Response

To address this matter, through our integrated audit approach, we performed both control testing as well as substantive audit procedures. We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the Company’s capitalized internally developed software costs process. We tested controls over the Company’s process to review the time incurred by developers on each project and controls over management’s estimation of the labor costs to capitalize. To test the Company’s capitalized internally developed software costs, we obtained an understanding of management’s process for evaluating internally developed software costs and the nature of internal software development costs capitalized. We performed audit procedures that included, among other things, inspecting underlying documentation to evaluate whether the costs were capitalizable under the applicable accounting standards for a sample of projects. We interviewed technology and development project personnel to understand the objectives, nature, and status of the projects. During these interviews, we compared their responses on time spent on capitalizable projects to management's estimates of capitalization percentages based on level and position, noting no inconsistencies. We also inspected underlying documentation and tested the data supporting the nature and amount of labor costs capitalized.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
February 18, 2026

PCAOB ID Number 100

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$336,256	$229,171
Restricted cash	4,248	3,585
Players' receivables	15,859	14,910
Due from affiliates	19,947	18,211
Prepaid expenses and other current assets	30,481	19,169
Total current assets	406,791	285,046

Intangible assets, net	76,436	77,347
Property and equipment, net	7,740	7,239
Operating lease assets	3,056	2,419
Deferred tax assets, net	157,862	522
Other assets	6,627	6,893
Total assets	$658,512	$379,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,585	$25,798
Accrued expenses	81,514	72,702
Players' liabilities	47,669	43,703
Other current liabilities	39,506	20,927
Total current liabilities	210,274	163,130

Tax receivable agreement liability, non-current	128,819	739
Other non-current liabilities	15,928	17,281
Total liabilities	355,021	181,150

Commitments and contingencies (Note 14)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of December 31, 2025 and 2024; 100,691,255 and 90,511,441 shares issued as of December 31, 2025 and 2024, respectively; 99,958,236 and 90,511,441 shares outstanding as of December 31, 2025 and 2024, respectively	10	9
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of December 31, 2025 and 2024; 129,609,532 and 135,748,023 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	13
Treasury stock, at cost; 733,019 and nil shares as of December 31, 2025 and 2024, respectively	(3,177)	—
Additional paid-in capital	251,579	217,675
Accumulated other comprehensive income (loss)	1,431	(3,090)
Accumulated deficit	(102,621)	(135,929)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	147,235	78,678

Non-controlling interests	156,256	119,638
Total stockholders’ equity	303,491	198,316
Total liabilities and stockholders’ equity	$658,512	$379,466
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,134,428	$924,083	$691,161

Operating costs and expenses
Costs of revenue	741,664	602,036	465,014
Sales and marketing	164,650	158,590	160,650
General and administrative	100,720	106,206	87,349
Depreciation and amortization	39,970	32,203	29,759
Total operating costs and expenses	1,047,004	899,035	742,772
Income (loss) from operations	87,424	25,048	(51,611)

Other (expense) income
Change in tax receivable agreement liability	(107,776)	(739)	—
Interest income, net	9,273	7,493	2,765
Total other (expense) income	(98,503)	6,754	2,765
(Loss) income before income taxes	(11,079)	31,802	(48,846)

Income tax (benefit) expense	(85,108)	24,566	11,209
Net income (loss)	74,029	7,236	(60,055)
Net income (loss) attributable to non-controlling interests	40,721	4,848	(41,750)
Net income (loss) attributable to Rush Street Interactive, Inc.	$33,308	$2,388	$(18,305)

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – basic	$0.35	$0.03	$(0.27)
Weighted average common shares outstanding – basic	95,825,421	81,784,916	68,508,093

Earnings (loss) per common share attributable to Rush Street Interactive, Inc. – diluted	$0.31	$0.03	$(0.27)
Weighted average common shares outstanding – diluted	236,118,275	88,415,067	68,508,093
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$74,029	$7,236	$(60,055)

Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	13,006	(7,417)	5,290
Comprehensive income (loss)	87,035	(181)	(54,765)

Comprehensive income (loss) attributable to non-controlling interests	49,171	198	(38,111)
Comprehensive income (loss) attributable to Rush Street Interactive, Inc.	$37,864	$(379)	$(16,654)
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands except for share amounts)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	11,080	—	—	11,080	15,181	26,261
Issuance of Class A Common Stock upon exercise of stock options	44,253	—	—	—	—	—	77	—	—	77	99	176
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	3,997,070	1	—	—	—	—	(10,425)	—	—	(10,424)	(14,576)	(25,000)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	6,138,491	—	(6,138,491)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	4,556	—	4,556	8,450	13,006
Tax impact of equity transactions	—	—	—	—	—	—	25,061	—	—	25,061	—	25,061
Repurchase of Class A Common Stock	—	—	—	—	733,019	(3,177)	—	—	—	(3,177)	(4,457)	(7,634)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(724)	(724)
Net income	—	—	—	—	—	—	—	—	33,308	33,308	40,721	74,029
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	8,111	(35)	—	8,076	(8,076)	—
Balance at December 31, 2025	100,691,255	$10	129,609,532	$13	733,019	$(3,177)	$251,579	$1,431	$(102,621)	$147,235	$156,256	$303,491

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
Share-based compensation	—	—	—	—	13,058	—	—	13,058	22,230	35,288
Issuance of Class A Common Stock upon exercise of stock options	20,437	—	—	—	24	—	—	24	43	67
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	3,417,308	—	—	—	(1,167)	—	—	(1,167)	(1,820)	(2,987)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	14,686,287	2	(14,686,287)	(2)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(2,767)	—	(2,767)	(4,650)	(7,417)
Net income	—	—	—	—	—	—	2,388	2,388	4,848	7,236
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	13,597	(223)	—	13,374	(13,374)	—
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	65,111,616	$6	155,955,584	$16	$177,683	$(1,648)	$(120,012)	$56,045	$134,829	$190,874
Share-based compensation	—	—	—	—	9,389	—	—	9,389	20,631	30,020
Issuance of Class A Common Stock under the equity compensation plan	1,754,519	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon RSILP Unit Exchanges	5,521,274	1	(5,521,274)	(1)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,651	—	1,651	3,639	5,290
Net loss	—	—	—	—	—	—	(18,305)	(18,305)	(41,750)	(60,055)
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	5,091	(103)	—	4,988	(4,988)	—
Balance at December 31, 2023	72,387,409	$7	150,434,310	$15	$192,163	$(100)	$(138,317)	$53,768	$112,361	$166,129
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$74,029	$7,236	$(60,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax	(112,220)	(143)	(255)
Change in tax receivable agreement liability	107,776	739	—
Depreciation and amortization expense	39,970	32,203	29,759
Share-based compensation expense	26,261	35,288	30,020
Noncash lease expense	999	891	697
Long-lived assets write-off	—	—	683
Changes in assets and liabilities:
Players’ receivables	(515)	(4,814)	658
Due from affiliates	(1,737)	15,261	2,433
Prepaid expenses and other assets	(7,978)	(7,765)	(228)
Accounts payable, accrued expenses and other liabilities	35,519	25,183	(9,267)
Players’ liabilities	2,900	2,370	(377)
Net cash provided by (used in) operating activities	165,004	106,449	(5,932)

Cash flows from investing activities
Internally developed software costs	(28,591)	(24,420)	(22,619)
Acquisition of gaming licenses	(3,777)	(4,081)	(7,279)
Acquisition of other intangibles	(2,627)	(2,075)	(765)
Short-term investments	(1,029)	(1,862)	(3,061)
Purchases of property and equipment	(767)	(925)	(1,291)
Acquisition of developed technology	(225)	—	—
Investments in equity securities	—	—	(470)
Proceeds from long-term time deposits	—	—	1,705
Net cash used in investing activities	(37,016)	(33,363)	(33,780)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(26,464)	(1,160)	—
Repurchase of Class A Common Stock	(7,634)	—	—
Principal payments of finance lease liabilities	(2,718)	(1,559)	(518)
Tax distributions to non-controlling interests	(724)	—	—
Proceeds from exercise of stock options	176	67	—
Net cash used in financing activities	(37,364)	(2,652)	(518)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,124	(8,655)	5,126

Net change in cash, cash equivalents and restricted cash	107,748	61,779	(35,104)
Cash, cash equivalents and restricted cash, at the beginning of the year	232,756	170,977	206,081
Cash, cash equivalents and restricted cash, at the end of the year	$340,504	$232,756	$170,977

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,349	$1,582	$210
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	3,482	1,986	2,423
Allocation of equity and non-controlling interests upon changes in RSILP ownership	8,076	13,374	4,988
Shares withheld for employee taxes in Other Current Liabilities	363	1,827	—
Investing activities in Accounts Payable and Accrued Expenses	363	662	821

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32,670	$16,549	$7,385
Cash paid for interest	918	908	938
See accompanying notes to consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business
Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and, through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the U.S., Canadian and Latin American markets. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company”. The Company is headquartered in Chicago, Illinois.
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
As of December 31, 2025, RSI offered real-money online casino, online sports betting and/or retail sports betting in the 16 U.S. states and four international jurisdictions as outlined in the table below.

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
The assets and liabilities of RSILP represent substantially all of the Company’s consolidated assets and liabilities, except for certain deferred taxes and liabilities under the Tax Receivable Agreement (“TRA”). The Company’s equity interests in RSILP, comprised of Class A Units of RSILP (the “RSILP Units”) and General Partnership Interests of RSILP, are held indirectly through wholly owned subsidiaries of the Company – RSI ASLP, Inc. (the “Special Limited Partner”) and RSI GP, LLC (“RSI GP”), respectively. RSI is deemed to have a controlling interest of RSILP through RSI GP, which is the sole general partner of RSILP. As a result, the Company consolidates the financial results of RSILP and reports a non-controlling interest representing the economic interest in RSILP held by the other members of RSILP. As of December 31, 2025, the Company owned 43.54% of the RSILP Units and the holders of the non-controlling interest 56.46% of the RSILP Units.
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
Liquidity and Capital Resources
The Company currently expects that its cash and positive operating cash flows will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of this report based on future spend assumptions. The Company generated cash inflows from operations of $165.0 million and $106.4 million for the years ended December 31, 2025 and 2024, respectively, and experienced cash outflows from operations of $5.9 million for the year ended December 31, 2023.
The Company had working capital totaling $196.5 million as of December 31, 2025.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of share-based awards and acquired intangibles; internally developed software; long-lived assets and investments in equity; the estimated useful lives of property and equipment and intangible assets; redemption rate assumptions associated with the loyalty program and

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other discretionary player bonuses; accrued expenses; determination of the incremental borrowing rate to calculate certain operating lease liabilities and finance lease liabilities; and deferred taxes and amounts associated with the TRA entered into in connection with the closing on December 29, 2020 of the Business Combination (the “Closing”).
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
The following table reconciles cash and cash equivalents and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows:

	December 31,
($ in thousands)	2025	2024
Cash and cash equivalents(1)	$336,256	$229,171
Restricted cash	4,248	3,585
Total cash, cash equivalents and restricted cash	$340,504	$232,756
(1) The Company had cash equivalents of $157.5 million and $117.7 million as of December 31, 2025 and 2024, respectively. Cash equivalents are composed of money market funds and certificates of deposits with original maturities of 90 days or less. Money market funds of $113.2 million and $107.5 million as of December 31, 2025 and 2024, respectively, are valued using quoted market prices at period-end.

Players’ Receivables
Players’ receivables consist of cash deposits from customers that the Company has not yet received. Players’ receivables are reported at the amount that the Company expects to collect from customers, generally via third-party payment processors. These receivables arise due to the timing difference between a customer’s deposit and the Company’s receipt of that deposit from the payment processor. The amounts are generally outstanding for a short period of time. On a periodic basis, the Company evaluates its players’ receivables and establishes an allowance for credit losses based on a specific review of the accounts as well as historical collection experience and current economic conditions. No allowance for credit losses was recorded for the periods presented in these consolidated financial statements.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid expenses and short-term investments. Prepaid expenses consist of various advance payments for goods or services to be received in the future. These costs include insurance, subscriptions, marketing, other contracted services and deposits paid in advance. As of December 31, 2025 and 2024, the Company had prepaid expenses of $9.5 million and $5.5 million, respectively.
Short-term investments consist of certificates of deposits with original maturities greater than three months but not greater than one year. As of December 31, 2025 and 2024, the Company had short-term investments of $6.2 million and $4.3 million, respectively.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangibles
The Company capitalizes costs associated with the purchases of trademarks, software licenses and customer lists, and the development and production of media content in accordance with ASC 350, Intangibles - Goodwill and Other. The assets are included in Intangible assets, net, on the Company’s consolidated balance sheets as of December 31, 2025 and 2024 and are amortized over the estimated useful life of one to five years using the straight-line method.
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
As of December 31, 2025 and 2024, the Company had investments in equity of $2.0 million. The equity investments are accounted for in accordance with ASC 321-10, and the Company accounts for the equity investments at cost less impairment because there are no readily determinable fair values for these investments as of December 31, 2025 and 2024. No impairment was recorded during the years ended December 31, 2025 and 2024. The investments are recognized in Other assets on the Company’s consolidated balance sheets.
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
Players’ Liabilities
The Company’s players’ liabilities include liabilities for customer account balances, incremental progressive jackpot reserves, and expected future payouts relating to customers’ unredeemed bonus store points and unused discretionary bonus incentives. Customer cash account balances consist of customer deposits, cash winnings and pending cash wagers, less customer cash losses, withdrawals and tax withholdings. The Company’s restricted cash balance, players’ receivables balance and the value of surety bonds held for the benefit of customers will equal or exceed the customer cash account balances.
Deferred Royalty
The Company records liabilities for minimum royalty payments related to licensing and market access agreements. These liabilities are recorded on the consolidated balance sheets at the present value of future payments discounted using a rate that reflects the duration of the applicable agreement. The deferred royalty liability is accreted through interest expense in the Company’s consolidated statements of operations. The Company classifies deferred royalty liabilities as either current or non-current liabilities based on the timing of future payments, and amounts are included in the Company’s consolidated balance sheets under Other current liabilities or Other non-current liabilities, depending on their classification.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Surety Bonds
The Company had been issued $31.3 million and $31.1 million in surety bonds as of December 31, 2025 and 2024, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers. Additionally, the Company had also been issued $6.4 million and $6.1 million in surety bonds as of December 31, 2025 and 2024, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of the Company’s surety bonds and the likelihood of future claims is remote.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of operating cash, restricted cash, cash equivalents, and short-term investments. The Company maintains cash, restricted cash, cash equivalents, and short-term investments within separate bank accounts across multiple financial institutions. Any loss incurred, or a lack of access, to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Although the Company maintains balances with certain institutions in excess of the federally insured limits, the Company is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Bonus store points as well as discretionary bonus incentives, such as bonus money and bonus bets (collectively referred to herein as “customer bonuses”) are recognized as a reduction to revenue upon issuance of the incentive and as revenue upon redemption by the customer. Reductions to revenue include estimates for the stand-alone selling price of customer bonuses and the percentage of customer bonuses that are expected to be redeemed. The expected redemption percentage is based on historical redemption patterns and considers current information or trends. The estimated redemption rate is evaluated each reporting period. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the estimated redemption rate. Adjustments to earnings resulting from revisions to management’s estimates of the redemption rates have not been material during the years ended December 31, 2025 and 2024.
Progressive jackpots related to online casino jackpot games are accrued and charged to revenue at the time the obligation to pay the jackpot is established. The progressive jackpot liability is recorded in Players’ liabilities on the consolidated balance sheets.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Social gaming
The Company provides a social gaming platform for users to enjoy free-to-play games that use virtual credits. While virtual credits are issued to users for free, some users may choose, where permitted, to purchase additional virtual credits through the Company’s virtual cashier. The Company has a single performance obligation associated with social gaming services, to provide social gaming services to users upon the redemption of virtual credits. Deferred revenue is recorded when users purchase virtual credits and revenue is recognized when the virtual credits are redeemed, and the Company’s performance obligation has been fulfilled.
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
Deferred revenue represents wagered amounts that relate to unsettled or pending outcomes, such as a future sports bet. The Company recognizes revenue once the outcome of the bet is settled and fixed. Deferred revenue also includes contract liabilities for the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration, such as bonus store points. The Company recognizes breakage on these liabilities proportionately as redemption occurs. Revenue recognized relating to breakage during the years ended December 31, 2025 and 2024 was not material to the consolidated financial statements.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the promised goods or services for online casino and sports betting transactions, retail sports betting transactions and social gaming services, and as a result records related revenue on a gross basis. For retail sports service arrangements, the Company does not control the promised goods or services and, therefore, records the net amount of revenue earned as a commission.
Costs of Revenue
Costs of revenue consist primarily of (i) revenue share and market access fees, which is reduced by any consideration received from the vendor, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local land-based partners that hold the applicable gaming license, providing the Company the ability to offer real-money online offerings in the respective jurisdictions. The Company’s third-party platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services, geolocation, know-your-customer and platform hosting. Gaming taxes include jurisdictional taxes that are determined based on a percentage of revenue (or similar metrics) or excise taxes that are determined based on a percentage of bets placed. The Company incurs payment processing costs on player deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Sales and Marketing
Sales and marketing costs consist primarily of marketing the Company’s products and services via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
General and Administrative
General and administrative costs consist primarily of administrative personnel costs (including salaries, bonuses, benefits and share-based compensation), professional service fees related to legal, compliance, accounting and consulting, indirect technology costs, rent expense, insurance costs, indirect taxes in foreign jurisdictions, and foreign exchange gains or losses.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by applicable taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more-likely-than-not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within Income tax (benefit) expense line in the accompanying consolidated statements of operations.
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
The Company evaluates the realizability of the deferred tax assets resulting from the exchange of RSILP Units for Class A Common Stock. If the deferred tax assets are determined to be realizable, the Company then assesses whether payment of amounts under the TRA have become probable. If so, the Company records a TRA liability, generally equal to 85% of such deferred tax assets. In subsequent periods, the Company assesses the realizability of all of its deferred tax assets subject to the TRA. Should it be determined that a deferred tax asset with a valuation allowance is realizable in a subsequent period, the related valuation allowance will be released and consideration of a corresponding TRA liability will be assessed. The realizability of deferred tax assets, including those subject to the TRA, is dependent upon the generation of future taxable income during the periods in which those deferred tax assets become deductible and consideration of prudent and feasible tax-planning strategies.
The measurement of the TRA liability is accounted for as a contingent liability. Therefore, once the Company determines that a payment becomes probable and can be estimated, the estimate of the payment are accrued. The Company classifies recognized TRA liability as either current or non-current liabilities based on the timing of future payments, and amounts are included in the Company’s consolidated balance sheets under Other current liabilities or Tax receivable agreement liability, non-current, depending on their classification.
The costs or adjustment to costs associated with the recognition of the TRA liability is recorded in Change in tax receivable agreement liability on the consolidated statements of operations. This cost or adjustment reflects changes in the estimated future payments under the TRA attributable to RSILP Unit exchanges completed prior to June 30, 2025. These

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prior exchanges increased the Company’s tax basis in its share of RSILP’s underlying assets, giving rise to expected tax savings and corresponding TRA liability. RSILP Unit exchanges occurring after June 30, 2025 will not result in change in tax receivable agreement liability, as the associated increase in tax basis and the resulting TRA liability will be accounted for as equity transactions.
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
Foreign Currency
The Company’s reporting currency is the U.S. dollar while the functional currency of subsidiaries not deemed to be the U.S. dollar includes the Colombian Peso, Mexican Peso, Canadian Dollar and Peruvian Soles. The financial statements of non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters, using period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues, costs, and expenses and historical exchange rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income (loss).
If transactions are recorded in a currency other than the subsidiary’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction (losses) gains were $(0.9) million, $(3.8) million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amounts are recorded in General and administrative on the Company’s consolidated statements of operations.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.
As of December 31, 2025 and 2024, the recorded values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. This ASU is effective for the Company in calendar year 2025. See Note 9, “Income Taxes” for additional information on the Company’s adoption of ASU 2023-09.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the intended function. The new standard also supersedes the guidance related to costs incurred to develop a website. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company early adopted ASU 2025-06 on a prospective basis effective for fiscal year beginning January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU also requires disclosure of the total amount of selling expenses and definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its interim consolidated financial statements and does not expect the adoption of this ASU to have a material effect on its interim consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Revenue Recognition
Disaggregation of revenue for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Online casino and online sports betting	$1,127,520	$917,108	$674,059
Retail sports betting	1,978	2,384	12,848
Social gaming	4,930	4,591	4,254
Total revenue	$1,134,428	$924,083	$691,161
The following table presents the Company’s revenue by geographic region for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
United States and Canada	$979,565	$785,285	$611,868
Latin America, including Mexico	154,863	138,798	79,293
Total revenue	$1,134,428	$924,083	$691,161
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and unredeemed customer incentives and is included within Player’s liabilities in the consolidated balance sheets. The deferred revenue activity for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Deferred revenue, beginning of period	$10,814	$7,013	$7,840
Deferred revenue, end of period	11,690	10,814	7,013
Revenue recognized in the year from amounts included in deferred revenue at the beginning of the year	10,814	7,013	7,840

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Intangible Assets, Net
As set forth in the table below, intangible assets, net as of December 31, 2025 and 2024 are $76.4 million and $77.3 million, respectively. The Company has the following intangible assets, net as of December 31, 2025 and 2024:

($ in thousands)	Weighted Average Remaining Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
December 31, 2025	5.96	$52,262	$(26,305)	$25,957
December 31, 2024	6.85	$52,933	$(22,491)	$30,442

Internally Developed Software
December 31, 2025	2.08	$96,898	$(53,272)	$43,626
December 31, 2024	2.19	$68,291	$(29,346)	$38,945

Developed Technology
December 31, 2025	3.90	$6,381	$(3,078)	$3,303
December 31, 2024	4.89	$6,381	$(2,224)	$4,157

Other Intangible Assets(1)
December 31, 2025	1.45	$9,993	$(6,443)	$3,550
December 31, 2024	2.08	$7,373	$(3,570)	$3,803
_____________________________
(1)Other intangible assets include trademarks, media content, customer lists and software licenses.
The Company recorded amortization expense on intangible assets of $36.0 million, $28.3 million and $24.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, estimated future amortization of intangible assets is as follows:

($ in thousands)
Year ending December 31, 2026	$31,993
Year ending December 31, 2027	21,596
Year ending December 31, 2028	10,340
Year ending December 31, 2029	4,594
Year ending December 31, 2030	3,828
Thereafter	4,085
Total	$76,436

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property and Equipment, Net
As set forth in the table below, property and equipment, net as of December 31, 2025 and 2024 are $7.7 million and $7.2 million, respectively. The balances as of December 31, 2025 and 2024 also include finance lease right-of-use assets, net. The balances consist of the following:

	December 31,
($ in thousands)	2025	2024
Computers, software and related equipment	$5,280	$4,427
Operating equipment and servers	3,450	3,231
Furniture	1,344	1,143
Leasehold improvements	1,881	1,797
Property and equipment not yet placed into service	—	199
Total property and equipment	11,955	10,797
Less: accumulated depreciation	(9,510)	(7,732)
	2,445	3,065

Finance lease right-of-use assets	10,527	7,041
Less: accumulated amortization	(5,232)	(2,867)
	5,295	4,174

Property and equipment, net	$7,740	$7,239
The Company recorded depreciation expense on property and equipment of $1.6 million, $2.1 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded amortization expense on finance lease right-of-use assets of $2.4 million, $1.8 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6.    Accrued Expenses and Other Liabilities
As set forth in the table below, accrued expenses as of December 31, 2025 and 2024 are $81.5 million and $72.7 million, respectively. The following table provides a summary of the accrued expenses at December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Accrued compensation and related expenses	$18,120	$17,218
Accrued operating expenses	39,311	32,427
Accrued marketing expenses	20,689	17,959
Accrued administrative expenses	2,690	4,319
Accrued other expenses	704	779
Total accrued expenses	$81,514	$72,702

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the following other current and non-current liabilities as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in thousands)	Other Current Liabilities	Other Non-current Liabilities	Other Current Liabilities	Other Non-current Liabilities
Income tax payable	$11,404	$—	$15,009	$—
Other taxes payable(1)	20,816	—	2,131	—
Deferred royalty liabilities	1,838	8,742	1,814	10,581
Finance lease liabilities	1,434	1,954	1,296	1,297
Operating lease liabilities	991	1,753	673	1,370
Other	3,023	3,479	4	4,033
Total other current and non-current liabilities	$39,506	$15,928	$20,927	$17,281
_________________________
(1)Includes value-added taxes and certain withholding taxes payable to local authorities.
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
Preferred Stock
The Board of Directors of the Company (the “Board”) has the authority to issue shares of preferred stock at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designations with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.
Common Stock
As of December 31, 2025, there were 99,958,236 shares of Class A Common Stock outstanding and 129,609,532 shares of Class V Common Stock outstanding. As of December 31, 2024, there were 90,511,441 shares of Class A Common Stock outstanding and 135,748,023 shares of Class V Common Stock outstanding.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cancellation of Class V Common Stock
In the event that any outstanding share of Class V Common Stock shall cease to be held directly or indirectly by the holder of the corresponding RSILP Unit, as set forth in the books and records of RSILP, including by virtue of any divestiture by such holder of such corresponding RSILP Unit, such share of Class V Common Stock shall automatically and without further action on the part of the Company or any holder of Class V Common Stock be transferred to the Company and canceled for no consideration. The Company shall not issue additional shares of Class V Common Stock after the Closing of the transactions contemplated by the Business Combination, other than in connection with the valid issuance of RSILP Units in accordance with the RSILP A&R LPA.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-controlling interests owned 56.46% and 60.00% of the RSILP Units outstanding as of December 31, 2025 and 2024, respectively. The following table summarizes the changes in non-controlling interests owned:

Non-Controlling Interest %
Non-controlling interest % as of December 31, 2024	60.00%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(2.69)%
Issuance of Class A Common Stock in connection with the vesting of restricted stock units	(1.02)%
Repurchases of Class A Common Stock	0.18%
Issuance of Class A Common Stock in connection with the exercise of stock options	(0.01)%
Non-controlling interest % as of December 31, 2025	56.46%
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
Treasury Stock
On October 24, 2024, the Board authorized the repurchase of an aggregate of up to $50 million of Class A Common Stock (the “Stock Repurchase Program”) through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the years ended December 31, 2025 and 2024, the Company repurchased 733,019 and nil shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $7.6 million during the year ended December 31, 2025 at an average price of $10.41. The repurchased shares are considered issued but not outstanding.
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
Restricted Stock Units (“RSUs”)
The Company granted 0.9 million, 2.8 million and 2.5 million RSUs with service conditions, during the years ended December 31, 2025, 2024 and 2023, respectively. RSUs with service conditions generally vest over a three-to-four-year period, with each tranche vesting annually. The grant date fair value of RSUs with service conditions is determined based on the quoted market price.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 0.4 million, 1.2 million and 1.5 million RSUs with market-based conditions (e.g., total shareholder return) during the years ended December 31, 2025, 2024 and 2023, respectively. RSUs with market-based conditions generally vest over a three-year period and the fair value was determined using a Monte Carlo simulation using the following assumptions during the years ended December 31:

	2025	2024	2023
Volatility rate	62.75%	68.48%	69.78%
Risk-free interest rate	4.00%	4.55%	3.85%
Average expected life (in years)	2.8	2.8	2.8
Dividend yield	None	None	None
Stock price at grant date	$10.70	$5.79	$3.28
RSU activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Units	Weighted average grant price
Unvested balance at December 31, 2023	9,218,142	$5.70
Granted	3,973,471	8.32
Vested(1)	(3,084,207)	7.83
Forfeited	(141,974)	7.52
Unvested balance at December 31, 2024	9,965,432	$6.06
Granted	1,348,921	12.51
Additional shares based on performance(2)	2,550,631	4.95
Vested(1)	(8,511,976)	3.53
Forfeited	(293,308)	6.86
Unvested balance at December 31, 2025	5,059,700	$8.94
_____________________________
(1)Include 3,498,000 and 561,774 of RSUs that vested during the years ended December 31, 2025 and 2024, respectively, for which the resulting shares of Class A Common Stock have not yet been issued. There were 3,210,679 and 532,010 RSUs that vested for which the resulting shares of Class A Common Stock were not issued as of December 31, 2025 and 2024, respectively.
(2)RSUs with market conditions include a performance achievement multiplier that is assessed upon vesting of the shares. RSUs with market conditions vested during the year ended December 31, 2025, resulting in the issuance of shares incremental to the initial target when the conditions are met. As of December 31, 2025, RSUs that had vested for which the resulting shares of Class A Common Stock had not yet been issued include certain RSUs with market conditions subject to a performance achievement multiplier.
The weighted-average grant-date fair values of RSUs granted during the years ended December 31, 2025, 2024 and 2023 were $12.51, $8.32 and $4.12 per share, respectively. The aggregate fair value of the RSUs granted during the years ended December 31, 2025, 2024 and 2023, was approximately $16.9 million, $33.0 million and $16.6 million, respectively. The aggregate grant date fair value of the RSUs vested during the years ended December 31, 2025, 2024 and 2023, was approximately $30.0 million, $24.1 million and $19.3 million, respectively.
As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to RSUs of $27.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.
During the years ended December 31, 2025 and 2024, the Company withheld 1,836,237 and 239,518 shares, respectively, of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards. The shares were withheld at an average price of $13.62 and $12.47 per share, respectively. The total cost of the net shares withheld for employee taxes was approximately $25.0 million and $3.0 million during the years ended December 31, 2025 and 2024, respectively, and was accounted for as a reduction in additional paid-in capital. During the year ended December 31, 2023, no employee taxes were withheld via net share settlement of equity-based awards.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The Company granted 0.3 million, 0.6 million and 1.1 million stock options during the years ended December 31, 2025, 2024 and 2023, respectively. The estimated grant date fair value of stock options was determined using a Black-Scholes valuation model using the following weighted-average assumptions during the years ended December 31:

	2025	2024	2023
Volatility rate	65.00%	68.00%	70.00%
Risk-free interest rate	4.10%	4.30%	3.80%
Expected term(1) (in years)	6.0	6.0	6.0
Dividend yield	None	None	None
Stock price at grant date	$10.70	$5.79	$3.28
Exercise price	$10.70	$5.79	$3.28
____________________________
(1)Calculated using the simplified method (the midpoint between the requisite service period and the contractual term of the option) due to the Company’s insufficient historical exercise information to provide a basis for an estimate.
Stock option activity for the years ended December 31, 2025 and 2024 was as follows:

	Number of Units	Weighted average exercise price
Outstanding balance at December 31, 2023	1,971,611	$4.16
Granted	630,897	5.79
Exercised	(20,437)	3.28
Forfeited	—	—
Outstanding balance at December 31, 2024	2,582,071	4.57
Granted	344,391	10.70
Exercised	(44,253)	3.99
Forfeited	(77,368)	—
Outstanding balance at December 31, 2025	2,804,841	$5.33

Exercisable balance at December 31, 2025	1,755,744	$4.55
The weighted-average grant-date fair values of options granted during the years ended December 31, 2025, 2024 and 2023 were $6.70, $3.74 and $2.14 per share, respectively. The aggregate fair value of the stock options granted during the years ended December 31, 2025, 2024 and 2023, was $2.3 million, $2.4 million and $2.3 million, respectively. The outstanding stock options and exercisable stock options as of December 31, 2025 had an intrinsic value of $39.6 million and $26.1 million, respectively.

As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to stock options of $2.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Compensation Costs
Share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Costs of revenue	$304	$1,116	$1,064
Sales and marketing	6,216	2,748	2,225
General and administrative	19,741	31,424	26,731
Total share-based compensation expense	$26,261	$35,288	$30,020
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
Income Tax (Benefit) Expense
(Loss) income before income taxes, by jurisdiction, was as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Domestic(1)	$(82,824)	$(36,311)	$(86,125)
Foreign	71,745	68,113	37,279
(Loss) income before income taxes	$(11,079)	$31,802	$(48,846)
_________________________
(1)A portion of the loss before income taxes in 2025 relates to change in tax receivable agreement liability of $107.8 million recorded for the recognition of the TRA liability.
The components of the income tax (benefit) expense are:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Current income taxes:
Federal	$(210)	$97	$(188)
State and local	630	46	9
Foreign	26,352	24,243	11,602
	26,772	24,386	11,423
Deferred income taxes:
Federal	(92,265)	—	—
State and local	(19,613)	—	—
Foreign	(2)	180	(214)
	(111,880)	180	(214)

Income tax (benefit) expense	$(85,108)	$24,566	$11,209

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below provide the updated requirements of ASU 2023-09 for 2025. See Note 2, “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements”, for additional details on the adoption of ASU 2023-09.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
Loss before income taxes	$(11,079)
Income tax benefit at the federal statutory rate	(2,327)	21.00%
State income taxes, net of federal benefit(1)	(19,458)	175.61%
Foreign tax effects
Colombia
Foreign income tax rate differential	7,774	(70.16)%
Limit on foreign deductions	4,069	(36.72)%
Other	(219)	1.97%
Canada (Domestic)
Foreign income tax rate differential	(944)	8.52%
Provincial taxes	1,810	(16.33)%
Valuation allowance	(1,540)	13.90%
Other	(180)	1.62%
Other	150	(1.35)%
Effect of change in tax laws	—	—%
Effect of cross-border tax laws
U.S. branch income	15,431	(139.27)%
Tax credits
Foreign tax credit	(15,637)	141.13%
Nontaxable or nondeductible items
Income not taxable to Rush Street Interactive, Inc.	(11,618)	104.86%
Nondeductible compensation expense	5,943	(53.64)%
Change in tax receivable agreement liability	24,386	(220.09)%
Foreign taxes	710	(6.41)%
Change in valuation allowance	(94,115)	849.43%
Change in unrecognized tax benefits	—	—%
Other adjustments	657	(5.92)%
Income tax benefit and effective tax rate	$(85,108)	768.15%
___________________________________
(1) States that contribute to the majority (greater than 50%) of the tax effect in this category are Pennsylvania, Delaware and Michigan.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes paid, net of refunds, by the Company are as follows:

Year Ended December 31, 2025
($ in thousands)
Federal	$727
State	1,196
Foreign(1)	30,747
Total income taxes paid	$32,670
___________________________________
(1) Includes income taxes paid in Colombia of $30.6 million.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to effective tax rates are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023
Net income (loss) before income taxes	$31,802	$(48,846)
Less: net income (loss) before income taxes attributable to non-controlling interests	19,621	(33,820)
Net income (loss) attributable to Rush Street Interactive, Inc. before income taxes	12,181	(15,026)
Income tax expense (benefit) at the federal statutory rate	2,558	(3,155)
State income taxes, net of federal benefit	349	(46)
Nondeductible stock compensation	2,691	1,351
Foreign operations	24,423	11,387
Change in valuation allowance	(3,893)	2,589
Other	(1,562)	(917)
Income tax expense	$24,566	$11,209

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Investment in subsidiaries	$198,117	$172,883
Net operating losses	17,238	26,196
Imputed interest	7,447	5,501
Share-based compensation	1,578	1,197
Foreign tax credit	14,568	—
Other assets	902	539
Total gross deferred tax assets	239,850	206,316
Valuation allowance	(81,988)	(205,794)
Total deferred tax assets, net of valuation allowance	157,862	522
Deferred tax liabilities:
Investment in subsidiaries	(704)	(369)
Total gross deferred tax liabilities	(704)	(369)
Net deferred tax assets	$157,158	$153
Deferred tax assets and liabilities have been offset to the extent they relate to the same tax jurisdiction. Deferred tax liabilities of $0.7 million and $0.4 million as of December 31, 2025 and 2024, respectively, are included in Other non-current liabilities on the Company’s consolidated balance sheets.
As of December 31, 2025, the Company had approximately $64.7 million and $76.1 million of federal and state net operating loss carryovers, respectively. As of December 31, 2024, the Company had approximately $92.1 million and $81.1 million of federal and state net operating loss carryovers, respectively. If not utilized, the entire federal net operating loss carryforward can be carried forward indefinitely. State net operating loss carryovers will expire in varying amounts beginning in 2032. As of December 31, 2025 and 2024, the Company has foreign net operating losses of nil and approximately $5.6 million, respectively. Additionally, the Company has foreign tax credits of $14.6 million which will begin expiring in 2034.
On a quarterly basis, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax asset and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. As of December 31, 2025, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets of $157.9 million, primarily in the U.S., are realizable. For purposes of forecasting taxable income, the Company relied on historical pre-tax earnings trends and incorporated assumptions about future performance that are expected to impact pre-tax results. These historical results support the expectation that the Company will generate taxable income in future periods. The Company did not recognize all U.S. deferred tax assets because the Company determined that a portion of excess income tax basis in RSILP will only reverse upon the occurrence of certain events, such as a sale of the Company’s interest in RSILP, none of which are expected to occur in the foreseeable future. As of December 31, 2025, the valuation allowance on U.S. deferred tax assets is $82.0 million.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company has evaluated OBBB and determined that it does not have a material impact on the consolidated financial statements.
In 2021, the Organization for Economic Co-operation and Development (the “OECD”) established an Inclusive Framework on Base Erosion and Profit Shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation,

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the European Union member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The Inclusive Framework called for tax law changes by participating countries to take effect in 2024 and 2025. In response, a number of countries enacted tax laws to implement the global minimum tax. On January 5, 2026 the OECD issued a Side-by-Side package on Pillar Two which provides additional safe harbors and simplifications which may be adopted by participating countries. The Company evaluated Pillar Two in the relevant countries, and there is no impact to the tax provision for the year ended December 31, 2025. The Company will continue to evaluate the impact of these tax law changes on future reporting periods.
Uncertain Tax Positions
The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2025 or 2024. The Company filed an initial year federal and state tax returns for tax year 2020, which was the first tax year subject to examination by taxing authorities. Additionally, although RSILP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service. The statute of limitations has expired for tax years through 2021 for RSILP.
Tax Receivable Agreement
Pursuant to RSILP’s election under Section 754 of the Internal Revenue Code, as amended from time to time (the “Code”), the Company expects to obtain an increase in share of the tax basis in the net assets of RSILP when RSILP Units are redeemed or exchanged by the unit holders and other qualifying transactions. The Company plans to make an election under Code Section 754 for each taxable year in which a redemption or exchange of RSILP Units occur. The Company intends to treat any redemptions and exchanges of RSILP Units by the unit holders as direct purchases of RSILP Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
Based primarily on the three-year cumulative income analysis and anticipated future earnings, management has determined that it is more likely than not that the Company will be able to utilize its deferred tax assets subject to the TRA. As of December 31, 2025 and 2024, the Company recognized a TRA liability of $130.1 million (including $1.2 million classified as current liability) and $0.7 million, respectively, based on tax benefits realized in the current and prior tax year. Unrecognized TRA liability was nil and $104.3 million as of December 31, 2025 and 2024, respectively. Change in tax receivable agreement liability of $107.8 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively, was recorded upon recognition of the TRA liability. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The computation of earnings (loss) per share attributable to RSI and weighted-average shares of the Company’s Class A Common Stock outstanding for the years ended December 31, 2025, 2024 and 2023 are as follows (amounts in thousands, except for share and per share amounts):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$74,029	$7,236	$(60,055)
Less: Net income (loss) attributable to non-controlling interests	40,721	4,848	(41,750)
Net income (loss) attributable to Rush Street Interactive, Inc. – basic	33,308	2,388	(18,305)

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	40,721	—	—
Net income (loss) attributable to Rush Street Interactive, Inc. – diluted	$74,029	$2,388	$(18,305)

Denominator
Weighted average common shares outstanding – basic	95,825,421	81,784,916	68,508,093

Adjustments:
Conversion of weighted average RSILP Units to Class A Common Shares	132,705,076	—	—
Incremental shares from assumed conversion of stock options and restricted stock units(1)	7,587,778	6,630,151	—
Weighted average common shares outstanding – diluted	236,118,275	88,415,067	68,508,093

Earnings (loss) per Class A Common Share - basic	$0.35	$0.03	$(0.27)
Earnings (loss) per Class A Common Share - diluted	$0.31	$0.03	$(0.27)
(1)In period of Net loss, assumed conversion of stock-based awards and RSILP units are anti-dilutive and therefore excluded from the diluted loss per share calculation. For the year ended December 31, 2024, assumed conversion of RSILP units are anti-dilutive and therefore excluded from the diluted earnings per share calculation.
Shares of the Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company excluded the following securities from its computation of diluted shares outstanding, as their effect would have been anti-dilutive:

	December 31,
	2025	2024	2023
RSILP Units(1)	—	143,091,720	150,434,310
Unvested RSUs	139,235	998,448	9,218,142
Vested RSUs(2)	—	—	1,104,629
Outstanding Stock Options	344,391	727,724	1,971,611
(1)RSILP Units that are held by non-controlling interest holders and may be exchanged, subject to certain restrictions, for Class A Common Stock. Upon exchange of an RSILP Unit, a share of Class V Common Stock is canceled.
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

The Company’s CODM is its chief executive officer. The Company manages its operations as a single operating segment that engages in online gaming and retail sports betting business activities. The Company derives its revenues from its gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that user can earn or purchase (where permitted). The accounting policies for this segment are consistent with those described in the summary of significant accounting policies.

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
The Company’s revenue, significant expenses and net income (loss) for its consolidated segment are as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Revenue	$1,134,428	$924,083	$691,161
Less:
Costs of revenue(1)	741,360	600,920	463,950
Sales and marketing(1)	158,434	155,842	158,425
General and administrative(1)	80,979	74,782	60,618
Interest income	(10,191)	(8,450)	(3,703)
Interest expense	918	957	938
Depreciation and amortization	39,970	32,203	29,759
Income tax expense	(85,108)	24,566	11,209
Other segment items(2)	134,037	36,027	30,020
Consolidated net income (loss)	$74,029	$7,236	$(60,055)
(1)Excludes share-based compensation expense.
(2)Other segment items include share-based compensation expense and change in tax receivable agreement liability.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Neil Bluhm and Richard Schwartz, the Company’s Chief Executive Officer, maintain ownership in RSILP and collectively have control over its governance and general operations. At the Closing, the Company and RSI GP entered into the Amended and Restated Limited Liability Company Agreement of RSI GP, pursuant to which, among other things, the parties established a board of managers of RSI GP, which is initially comprised of Neil Bluhm, Gregory Carlin and Richard Schwartz, to direct and exercise control over all activities of RSI GP, including RSI GP’s right to manage and control RSILP. As of December 31, 2025, Neil Bluhm and Richard Schwartz remain on the board of managers of RSI GP.
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
During the year ended December 31, 2025, RSILP paid a tax distribution of $0.7 million to holders of RSILP Units other than Rush Street Interactive, Inc., and the state tax authorities. No tax distributions were paid during the years ended December 31, 2024 and 2023.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Affiliated Land-Based Casinos
Neil Bluhm and his adult children (including Ms. Leslie Bluhm, a member of the Board), through their individual capacities, entities or trusts that they have created for the benefit of themselves or their family members, and Greg Carlin, through his individual capacity, entities or trusts that he has created for the benefit of himself or his family members, are direct or indirect owners, directors and/or officers of certain land-based casinos. The Company has entered into certain agreements with these affiliated land-based casinos that create strategic partnerships and/or joint ventures aimed to capture the online gaming, online sports betting and retail sports services markets in the various states and municipalities where the land-based casinos operate.
Generally, the Company pays a royalty fee to the land-based casino (calculated as a percentage of the Company’s revenue less reimbursable costs as defined in the agreement) in exchange for the right to operate real-money online casino and/or online sports betting under the gaming license of the land-based casinos. Royalties related to arrangements with affiliated casinos were $72.9 million, $66.1 million and $49.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Net royalties paid are recorded as costs of revenue in the accompanying consolidated statements of operations. In certain cases, the affiliate casino maintains the bank account that processes cash deposits and withdrawals for RSI customers. Accordingly, at any point in time, the Company will record a receivable from the affiliate, representing RSI total gaming revenue (with RSI customers) that was collected by the affiliate, less consideration payable to the affiliate for use of its license, which is offset by any consideration received from the affiliate based on the terms of the agreement. Receivables due from affiliated land-based casinos were $19.9 million and $18.2 million at December 31, 2025 and 2024, respectively.
In addition, the Company provides retail sports services to certain affiliated land-based casinos in exchange for a monthly commission based on the land-based casino’s retail sportsbook revenue. Services include ongoing management and oversight of the retail sportsbook, technical support for the land-based casino’s customers, customer support, risk management, advertising and promotion, and support for the third-party vendor’s sports betting equipment. Revenue recognized relating to retail sports services provided to affiliated land-based casinos during the years ended December 31, 2025, 2024 and 2023 were not material to the consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists, yet such amounts were not material to the consolidated financial statements as of December 31, 2025 and 2024.
13.    Leases
The Company leases office space and other retail space under operating lease agreements with terms that do not exceed five years. In addition, the Company leases online gaming servers and related equipment under finance lease arrangements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Operating lease cost	$1,208	$1,080	$770
Variable lease cost	389	172	267
Short-term lease cost	405	559	867
Finance lease cost:
Amortization of finance lease right-of-use asset	2,392	1,829	1,272
Interest on finance lease liabilities	199	169	85
Total lease expenses	$4,593	$3,809	$3,261
Additional information relating to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Operating cash flows from operating leases	$893	$832	$732
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,349	$1,582	$210
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$3,482	$1,986	$2,423
Weighted-average remaining lease term (in years) – operating leases	2.8	3.0	2.5
Weighted-average remaining lease term (in years) – finance leases	2.4	2.7	3.4
Weighted-average discount rate – operating leases	8.6%	9.2%	6.7%
Weighted-average discount rate – finance leases	5.5%	5.3%	7.7%
The Company calculated the weighted-average discount rate using the interest rates implicit in the lease contract and if not determinable, incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.
The Company records lease activity within the following financial statement line items:

Account	Financial Statement Line Item
Operating lease right-of-use asset	Operating lease assets
Finance lease right-of-use asset, net	Property and equipment, net
Operating lease liabilities	Other current liabilities and Other non-current liabilities
Finance lease liabilities	Other current liabilities and Other non-current liabilities
Operating lease expense	General and administrative
Finance lease amortization expense	Depreciation and amortization
Finance lease interest expense	Interest income, net

RUSH STREET INTERACTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of operating lease liabilities as of December 31, 2025 is as follows:

($ in thousands)
Year ending December 31, 2026	$1,190
Year ending December 31, 2027	986
Year ending December 31, 2028	708
Year ending December 31, 2029	238
Year ending December 31, 2030	—
Total undiscounted future cash flows	3,122
Less: present value discount	(378)
Operating lease liabilities	$2,744
Maturity of finance lease liabilities as of December 31, 2025 is as follows:

($ in thousands)
Year ending December 31, 2026	$1,622
Year ending December 31, 2027	1,528
Year ending December 31, 2028	522
Year ending December 31, 2029	—
Year ending December 31, 2030	—
Total undiscounted future cash flows	3,672
Less: present value discount	(284)
Finance lease liabilities	$3,388
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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing and other strategic partnership related agreements. Under the non-cancelable terms of these contracts, the Company is obligated to make future minimum payments as follows:

($ in thousands)
Year ending December 31, 2026	$25,171
Year ending December 31, 2027	16,465
Year ending December 31, 2028	10,912
Year ending December 31, 2029	9,764
Year ending December 31, 2030	7,563
Thereafter	10,915
Total(1)	$80,790
(1) Includes operating lease and finance lease obligations under non-cancelable lease contracts totaling $6.8 million, obligations under non-cancelable contracts with marketing vendors totaling $41.9 million, and license and market access commitments totaling $32.1 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid up until that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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

10.6§	Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2020).
10.7§
Amendment to Rush Street Interactive, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.8§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.9§	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.10§	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.11§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021).

10.13§*	Amended and Restated Offer Letter Agreement dated October 15, 2025, by and between RSILP and Kyle Sauers.
10.14§
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

10.16§*	Amended and Restated Offer Letter Agreement dated December 30, 2025, by and between Rush Street Interactive, Inc. and Richard Schwartz.
10.17§
Confidentiality and Restrictive Covenant Agreement dated March 5, 2024, by and between RSILP and Richard Schwartz (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.18§*	Amended and Restated Offer Letter Agreement dated December 30, 2025, by and between Rush Street Interactive, Inc. and Mattias Stetz.
10.19§
Confidentiality and Restrictive Covenant Agreement dated March 5, 2024, by and between RSILP and Mattias Stetz (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.20§†ˆ
Summary of Separation Terms, dated as of January 7, 2025, by and between Rush Street Interactive, Inc. and Einar Roosileht (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025).

10.21§*	Amended and Restated Offer Letter Agreement dated December 29, 2025, by and between Rush Street Interactive, Inc. and Paul Wierbicki.
10.22
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

RUSH STREET INTERACTIVE, INC.

Date: February 18, 2026	By:	/s/ Richard Schwartz
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

Name	Title	Date

/s/ Richard Schwartz	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2026
Richard Schwartz

/s/ Kyle L. Sauers	President and Chief Financial Officer (Principal Financial Officer and	February 18, 2026
Kyle L. Sauers	Principal Accounting Officer)

/s/ Paul Wierbicki	General Counsel, Chief Legal Officer and Director	February 18, 2026
Paul Wierbicki

/s/ Neil Bluhm	Director, Executive Chairman	February 18, 2026
Neil Bluhm

/s/ Andrew Bluhm	Director	February 18, 2026
Andrew Bluhm

/s/ Leslie Bluhm	Director	February 18, 2026
Leslie Bluhm

/s/ Niccolo de Masi	Director	February 18, 2026
Niccolo de Masi

/s/ Judith Gold	Director	February 18, 2026
Judith Gold

/s/ James Gordon	Director	February 18, 2026
James Gordon

/s/ Jack Markell	Director	February 18, 2026
Jack Markell

/s/ Thomas Winter	Director	February 18, 2026
Thomas Winter

/s/ Daniel Yih	Director	February 18, 2026
Daniel Yih