Form 10-Q
period 2026-03-31
Rush Street Interactive, Inc.
filed 2026-04-29
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 28, 2026, there were 103,800,112 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 128,899,014 shares outstanding of the registrant’s Class V common stock, $0.0001 par value per share.

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

•other factors described in our Annual Report on Form 10-K for our most recently completed fiscal year, including the “Business”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections, as well as described in our other filings with the SEC, such as this Report, our other Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$330,557	$336,256
Restricted cash	1,051	4,248
Players’ receivables	26,600	15,859
Due from affiliates	19,207	19,947
Prepaid expenses and other current assets	37,742	30,481
Total current assets	415,157	406,791

Intangible assets, net	78,397	76,436
Property and equipment, net	7,111	7,740
Operating lease assets	2,754	3,056
Deferred tax assets, net	167,297	157,862
Other assets	6,569	6,627
Total assets	$677,285	$658,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,742	$41,585
Accrued expenses	80,998	81,514
Players’ liabilities	47,212	47,669
Other current liabilities	41,084	39,506
Total current liabilities	212,036	210,274

Tax receivable agreement liability, non-current	132,142	128,819
Other non-current liabilities	14,551	15,928
Total liabilities	358,729	355,021

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 103,184,195 and 100,691,255 shares issued as of March 31, 2026 and December 31, 2025, respectively; 103,184,195 and 99,958,236 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	10	10
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 129,049,014 and 129,609,532 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Treasury stock, at cost; nil and 733,019 shares as of March 31, 2026 and December 31, 2025, respectively	—	(3,177)
Additional paid-in capital	250,354	251,579
Accumulated other comprehensive income	2,300	1,431
Accumulated deficit	(93,551)	(102,621)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	159,126	147,235

Non-controlling interests	159,430	156,256
Total stockholders’ equity	318,556	303,491
Total liabilities and stockholders’ equity	$677,285	$658,512
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$370,361	$262,407

Operating costs and expenses
Costs of revenue	238,196	170,883
Sales and marketing	47,392	42,139
General and administrative	31,268	24,972
Depreciation and amortization	10,727	9,491
Total operating costs and expenses	327,583	247,485
Income from operations	42,778	14,922

Other income
Interest income, net	2,999	1,699
Change in tax receivable agreement liability	—	(345)
Total other income	2,999	1,354
Income before income taxes	45,777	16,276

Income tax expense	19,566	5,065
Net income	26,211	11,211
Net income attributable to non-controlling interests	17,141	5,892
Net income attributable to Rush Street Interactive, Inc.	$9,070	$5,319

Earnings per common share attributable to Rush Street Interactive, Inc. – basic	$0.09	$0.06
Weighted average common shares outstanding – basic	102,185,221	93,850,707
Earnings per common share attributable to Rush Street Interactive, Inc. – diluted	$0.08	$0.05
Weighted average common shares outstanding – diluted	106,853,552	234,292,159
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net income	$26,211	$11,211

Other comprehensive income
Foreign currency translation adjustment, net of tax	2,161	4,527
Comprehensive income	28,372	15,738
Comprehensive income attributable to non-controlling interests	18,500	8,555
Comprehensive income attributable to Rush Street Interactive, Inc.	$9,872	$7,183
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	100,691,255	$10	129,609,532	$13	733,019	$(3,177)	$251,579	$1,431	$(102,621)	$147,235	$156,256	$303,491
Share-based compensation expense	—	—	—	—	—	—	2,973	—	—	2,973	3,718	6,691
Issuance of Class A Common Stock upon exercise of stock options	63,223	—	—	—	—	—	180	—	—	180	225	405
Issuance of Class A Common Stock and treasury stock under the equity compensation plan, net of shares withheld for employee taxes	1,869,199	—	—	—	(733,019)	3,177	(16,553)	—	—	(13,376)	(16,730)	(30,106)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	560,518	—	(560,518)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	802	—	802	1,359	2,161
Tax impact of equity transactions	—	—	—	—	—	—	9,703	—	—	9,703	—	9,703
Net income	—	—	—	—	—	—	—	—	9,070	9,070	17,141	26,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	2,472	67	—	2,539	(2,539)	—
Balance at March 31, 2026 (Unaudited)	103,184,195	$10	129,049,014	$13	—	$—	$250,354	$2,300	$(93,551)	$159,126	$159,430	$318,556

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	3,665	—	—	3,665	5,148	8,813
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	2,684,333	—	—	—	—	—	(9,293)	—	—	(9,293)	(13,051)	(22,344)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,313,287	—	(2,313,287)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,864	—	1,864	2,663	4,527
Repurchase of Class A Common Stock	—	—	—	—	498,622	(2,147)	—	—	—	(2,147)	(3,015)	(5,162)
Net income	—	—	—	—	—	—	—	—	5,319	5,319	5,892	11,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	3,327	(103)	—	3,224	(3,224)	—
Balance at March 31, 2025 (Unaudited)	95,509,061	$9	133,434,736	$13	498,622	$(2,147)	$215,374	$(1,329)	$(130,610)	$81,310	$114,051	$195,361

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$26,211	$11,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	10,727	9,491
Share-based compensation expense	6,691	8,813
Deferred income taxes	3,330	100
Noncash lease expense	265	224
Change in tax receivable agreement liability	—	345
Changes in operating assets and liabilities:
Players’ receivables	(10,705)	(1,449)
Due from affiliates	740	(2,832)
Prepaid expenses and other assets	(7,021)	(35)
Accounts payable, accrued expenses and other liabilities	(9,591)	4,415
Players’ liabilities	(533)	(1,571)
Net cash provided by operating activities	20,114	28,712

Cash flows from investing activities
Internally developed software costs	(7,964)	(6,831)
Acquisition of gaming licenses	(710)	(61)
Acquisition of other intangible assets	(285)	(276)
Purchases of property and equipment	(252)	(161)
Acquisition of developed technology	—	(225)
Net cash used in investing activities	(9,211)	(7,554)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(22,686)	(20,366)
Principal payments of finance lease liabilities	(415)	(1,650)
Proceeds from exercise of stock options	405	—
Repurchase of Class A Common Stock	—	(5,162)
Net cash used in financing activities	(22,696)	(27,178)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,897	5,274

Net change in cash, cash equivalents and restricted cash	(8,896)	(746)
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	340,504	232,756
Cash, cash equivalents and restricted cash, at the end of the period (1)	$331,608	$232,010

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$—	$93
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$104	$3,085
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$2,539	$3,224
Shares withheld for employee taxes in Other Current Liabilities	$7,783	$3,805
Investing activities in Accounts Payable and Accrued Expenses	$2,895	$2,759
Re-issuance of treasury stock under the equity compensation plan	$7,634	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,100	$3,067
Cash paid for interest	$213	$236
____________________________________
(1)Cash and cash equivalents and Restricted cash are each presented separately on the condensed consolidated balance sheets.
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business
Rush Street Interactive, Inc. is a holding company organized under the laws of the State of Delaware and through its main operating subsidiary, Rush Street Interactive, LP and its subsidiaries (collectively, “RSILP”), is a leading online gaming company that provides online casino and sports betting in the United States, Canada and Latin America. Rush Street Interactive, Inc. and its subsidiaries (including RSILP) are collectively referred to as “RSI” or the “Company.” The Company is headquartered in Chicago, Illinois.
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 18, 2026.
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any future period.
The Company consolidates the financial results of RSILP and reports a non-controlling interest representing the economic interest in RSILP held by the other members of RSILP. As of March 31, 2026, the Company and non-controlling interests owned 44.43% and 55.57% of RSILP, respectively.
The Company’s significant accounting policies are described in the Company’s 2025 Annual Report on Form 10-K. Any significant changes to those policies during the three months ended March 31, 2026 are described below.
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
Internally Developed Software
Software that is developed for internal use is accounted for pursuant to Accounting Standards Codification (“ASC”) 350-40, Intangibles, Goodwill and Other - Internal-Use Software, as amended. Qualifying costs incurred to develop internal-use software are capitalized when (i) management authorizes and commits to funding the project, (ii) it is probable that the project will be completed and (iii) the software will be used to perform the function as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development and implementation of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
over an estimated useful life of three years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the intended function. The new standard also supersedes the guidance related to costs incurred to develop a website. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company early adopted ASU 2025-06 on a prospective basis effective for fiscal year beginning January 1, 2026 and the adoption did not have a material impact on its condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU and does not expect the adoption of this ASU to have a material effect on its condensed consolidated financial statements.
3.Revenue Recognition
The Company’s revenue from contracts with customers is derived from online casino, online sports betting, retail sports betting and social gaming.
Disaggregation of revenue for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Online casino and online sports betting	$368,888	$260,881
Retail sports betting	256	327
Social gaming	1,217	1,199
Total revenue	$370,361	$262,407

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue by geographic region for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
United States and Canada	$282,582	$224,862
Latin America, including Mexico	87,779	37,545
Total revenue	$370,361	$262,407
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets. Deferred revenue balances as of March 31, 2026 and 2025 were $11.0 million and $11.7 million, respectively. Revenue recognized during the three months ended March 31, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period was immaterial.
4.Prepaid Expenses and Other Assets
The Company has the following prepaid expenses and other assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Prepaid Expenses and Other Current Assets	Other Assets	Prepaid Expenses and Other Current Assets	Other Assets
Prepaid expenses	$13,981	$1,179	$9,492	$1,305
Certificate of deposits	6,336	1,602	6,192	1,540
Other	17,425	3,788	14,797	3,782
Total	$37,742	$6,569	$30,481	$6,627

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.Long-Lived Assets
Intangible Assets, Net
The Company has the following intangible assets, net as of March 31, 2026 and December 31, 2025:

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
March 31, 2026	$55,557	$(28,473)	$27,084
December 31, 2025	$52,262	$(26,305)	$25,957

Internally Developed Software
March 31, 2026	$105,069	$(59,852)	$45,217
December 31, 2025	$96,898	$(53,272)	$43,626

Developed Technology
March 31, 2026	$6,381	$(3,291)	$3,090
December 31, 2025	$6,381	$(3,078)	$3,303

Other Intangible Assets(1)
March 31, 2026	$10,264	$(7,258)	$3,006
December 31, 2025	$9,993	$(6,443)	$3,550
_____________________________
(1)Other intangible assets include trademarks, media content, customer lists and software licenses.
Amortization expense was $9.7 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively.
Property and Equipment, net
Property and equipment, net as of March 31, 2026 and December 31, 2025 is $7.1 million and $7.7 million, respectively. Included within property and equipment, net are finance lease right-of-use assets of $4.8 million and $5.3 million as of March 31, 2026 and December 31, 2025, respectively.
The Company recorded depreciation expense on property and equipment of $0.4 million for each of the three months ended March 31, 2026 and 2025. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million for each of the three months ended March 31, 2026 and 2025.
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Accrued operating expenses	$47,962	$39,311
Accrued marketing expenses	17,139	20,689
Accrued compensation and related expenses	11,067	18,120
Accrued administrative expenses	4,163	2,690
Accrued other expenses	667	704
Total accrued expenses	$80,998	$81,514

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has the following other current and non-current liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Other Current Liabilities	Other Non-current Liabilities	Other Current Liabilities	Other Non-current Liabilities
Income tax payable	$17,596	$—	$11,404	$—
Other taxes payable(1)	13,906	—	20,816	—
Deferred royalty liabilities	1,808	8,304	1,838	8,742
Finance lease liabilities	1,461	1,616	1,434	1,954
Operating lease liabilities	993	1,480	991	1,753
Other	5,320	3,151	3,023	3,479
Total	$41,084	$14,551	$39,506	$15,928
____________________________
(1)Includes value-added taxes and certain withholding taxes payable to local tax authorities.
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represent the RSILP Units held by holders other than the Company.
Non-controlling interests owned 55.57% and 56.46% of the RSILP Units outstanding as of March 31, 2026 and December 31, 2025, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the three months ended March 31, 2026:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2025:	56.46%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(0.24)%
Issuance of Class A Common Stock and treasury stock under the equity compensation plan, net of shares withheld for employee taxes	(0.63)%
Issuance of Class A Common Stock in connection with the exercise of stock options	(0.02)%
Non-controlling interests ownership % as of March 31, 2026:	55.57%
Non-controlling interests owned 58.41% and 60.00% of the RSILP Units outstanding as of March 31, 2025 and December 31, 2024, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the three months ended March 31, 2025:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2024:	60.00%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.01)%
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	(0.71)%
Repurchase of Class A Common Stock	0.13%
Non-controlling interests ownership % as of March 31, 2025:	58.41%
Treasury Stock
On October 24, 2024, the Board of Directors authorized the repurchase of an aggregate of up to $50 million of the Company’s Class A Common Stock (the “Stock Repurchase Program”) through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2026 and 2025, the Company repurchased nil and 498,622 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $5.2 million during the three months ended March 31, 2025 at an average price of $10.35. The repurchased shares were re-issued under the Company’s Equity Incentive Plan (as defined below) during the three months ended March 31, 2026.
Net Share Settlement of Equity-based Awards
During the three months ended March 31, 2026 and 2025, the Company withheld 1,519,283 and 1,704,266 shares, respectively, of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards. The shares were withheld at an average price of $19.82 and $13.11 per share, respectively. The total cost of the net shares withheld for employee taxes was approximately $30.1 million and $22.3 million during the three months ended March 31, 2026 and 2025, respectively, and was accounted for as a reduction in additional paid-in capital.
Tax Impact of Equity Transactions
During the three months ended March 31, 2026, the tax impact of equity transactions in the statement of changes in stockholders’ equity includes the tax impact of RSILP Unit exchanges completed during the period and the tax effects associated with the vesting of share-based compensation awards.
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
Restricted Stock Units (“RSUs”)
The Company grants RSUs with service-based (“time-based”), performance-based (e.g., financial performance targets), and market-based (e.g., total shareholder return) vesting conditions. RSUs with service-based conditions generally vest over three to four years, with each tranche vesting annually. RSUs with performance-based conditions vest over a three-year period, subject to continued employment and the achievement of specified performance criteria. The grant-date fair value of RSUs with service-based and performance-based conditions is determined based on the quoted market price of the Company’s Class A Common Stock, while RSUs with market-based conditions are valued using a Monte Carlo simulation. Share-based compensation expense is recognized over the requisite service period; for RSUs with performance-based conditions, share-based compensation expense is recognized only when it is probable that the performance conditions will be achieved and is adjusted as necessary to reflect changes in that assessment.
The following table summarizes RSUs granted and their aggregate grant-date fair values during the three months ended March 31, 2026 and 2025 (amounts in thousands, except for unit amounts):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of Units	Fair Value	Number of Units	Fair Value
Time-based RSUs	858,038	$17,389	714,723	$7,698
Performance-based RSUs	342,253	6,930	—	—
Market-based RSUs	171,116	5,279	423,269	6,040
Total	1,371,407	$29,598	1,137,992	$13,738

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following assumptions were used in estimating the grant-date fair value of RSUs with market conditions based on a Monte Carlo simulation model:

	Three Months Ended March 31,
	2026	2025
Volatility rate	56.00%	62.75%
Risk-free interest rate	3.69%	4.00%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$20.19	$10.70
RSU activity for the three months ended March 31, 2026 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2025	5,059,700	$8.94
Granted	1,371,407	21.58
Vested(1)	(1,390,404)	6.66
Forfeited	(15,704)	8.47
Unvested balance at March 31, 2026	5,024,999	$13.02
______________________________
(1)Includes 56,728 RSUs that vested during the three months ended March 31, 2026 but the resulting shares of Class A Common Stock have not yet been issued. As of March 31, 2026, there were 479,582 RSUs that vested for which the resulting shares of Class A Common Stock were not issued.
The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 were $21.58 and $12.07, respectively. The aggregate grant date fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was approximately $9.3 million and $18.1 million, respectively.
As of March 31, 2026, the Company had unrecognized share-based compensation expense related to RSUs of $57.9 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.29 years as of March 31, 2026.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company granted nil and 344,391 stock options during the three months ended March 31, 2026 and 2025, respectively. The estimated grant date fair value of stock options for the three months ended March 31, 2025 was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

Three Months Ended March 31, 2025
Volatility rate	65.00%
Risk-free interest rate	4.10%
Expected term(1) (in years)	6.0
Dividend yield	None
Stock price at grant date	$10.70
Exercise price	$10.70
____________________________
(1)Calculated using the simplified method (the midpoint between the requisite service period and the contractual term of the option) due to the Company’s insufficient historical exercise information to provide a basis for an estimate.
Stock option activity for the three months ended March 31, 2026 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2025	2,804,841	$5.33
Granted	—	—
Exercised	(63,223)	6.43
Forfeited	—	—
Outstanding balance at March 31, 2026	2,741,618	$5.30

Exercisable balance at March 31, 2026	2,322,485	$4.73
The weighted-average grant-date fair value and aggregate fair value of stock options granted during the three months ended March 31, 2025 were $6.70 and $2.3 million, respectively. The aggregate grant date fair value of stock options vested during the three months ended March 31, 2026 and 2025 was approximately $2.2 million and $1.6 million, respectively. The outstanding stock options and exercisable stock options as of March 31, 2026 had an intrinsic value of $45.1 million and $39.5 million, respectively. During the three months ended March 31, 2026, the total intrinsic value of stock options exercised was $1.0 million. No stock options were exercised during the three months ended March 31, 2025.
As of March 31, 2026, the Company had unrecognized share-based compensation expense related to stock options of $2.2 million. The outstanding options had a remaining weighted-average vesting period of 0.86 years as of March 31, 2026.
Share-based Compensation Expense
Share-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Costs of revenue	$70	$63
Sales and marketing	1,161	3,324
General and administrative	5,460	5,426
Total share-based compensation expense	$6,691	$8,813

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Income Taxes
Income tax expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Income tax expense	$19,566	$5,065
The Company recognized a federal, state and foreign income tax expense of $19.6 million and $5.1 million during the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were 42.7% and 30.5%, respectively. The difference between the Company’s year-to-date effective tax rate and the U.S. statutory tax rate of 21% was primarily due to non-taxable income / (loss) attributable to non-controlling interest, valuation allowance recorded on foreign tax credits, income tax rate differences related to the Company’s foreign operations, and non-deductible expenses.
On a quarterly basis, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax asset and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. For purposes of forecasting taxable income, the Company relied on historical pre-tax earnings trends and incorporated assumptions about future performance that are expected to impact pre-tax results. The Company did not recognize all U.S. deferred tax assets because the Company determined that a portion of excess income tax basis in RSILP will only reverse upon the occurrence of certain events, such as a sale of the Company’s interest in RSILP, none of which are expected to occur in the foreseeable future. As of March 31, 2026, the valuation allowance on U.S. deferred tax assets per the annualized effective tax rate computation is $98.6 million.
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
Based primarily on the three-year cumulative income analysis and anticipated future earnings, management has determined that it is more likely than not that the Company will be able to utilize its deferred tax assets subject to the TRA. As of March 31, 2026 and December 31, 2025, the Company recognized a TRA liability of $133.4 million and $130.1 million (including $1.2 million classified as current liability for both periods), respectively, based on tax benefits realized in the current and prior tax year. The recognition of the TRA liability resulted in change in tax receivable agreement liability of nil and $0.3 million during the three months ended March 31, 2026 and 2025, respectively. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Earnings Per Share
The basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$26,211	$11,211
Less: Net income attributable to non-controlling interests	17,141	5,892
Net income attributable to Rush Street Interactive, Inc. – basic	$9,070	$5,319

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	—	5,892
Net income attributable to Rush Street Interactive, Inc. – diluted	$9,070	$11,211

Denominator:
Weighted-average common shares outstanding – basic	102,185,221	93,850,707

Adjustments:
Incremental shares from assumed conversion of stock options and restricted stock units	4,668,331	6,376,325
Conversion of Weighted Average RSILP units to Class A Common Shares	—	134,065,127
Weighted-average common shares outstanding – diluted	106,853,552	234,292,159

Earnings per Class A Common Share - basic	$0.09	$0.06
Earnings per Class A Common Share - diluted	$0.08	$0.05
The Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three months ended March 31, 2026 and 2025 as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
RSILP Units(1)	129,179,570	—
Unvested RSUs	1,364,041	712,121
Outstanding Stock Options	—	441,218
______________________________
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
The Company’s revenue, significant expenses and net income for its consolidated segment are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue	$370,361	$262,407
Less:
Costs of revenue(1)	238,126	170,820
Sales and marketing(1)	46,231	38,815
General and administrative(1)	25,808	19,546
Interest income	(3,212)	(1,935)
Interest expense	213	236
Depreciation and amortization	10,727	9,491
Income tax expense	19,566	5,065
Other segment items(2)	6,691	9,158
Consolidated net income	$26,211	$11,211
_____________________________________
(1)    Excludes share-based compensation expense.
(2)    Other segment items include share-based compensation expense and change in tax receivable agreement liability.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Related Parties

The Company’s related party transactions are described in more detail in the Company’s 2025 Annual Report on Form 10-K. Any significant changes to those related party relationships during the three months ended March 31, 2026 are described below.
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
Royalties related to arrangements with affiliated casinos were $18.8 million and $17.4 million for the three months ended March 31, 2026 and 2025, respectively, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Receivables due from affiliated land-based casinos were $19.2 million and $19.9 million at March 31, 2026 and December 31, 2025, respectively. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three months ended March 31, 2026 and 2025 was not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.
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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing, other strategic partnership-related agreements and leases where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

From April 1, 2026 to December 31, 2026	$11,850
Year ending December 31, 2027	16,537
Year ending December 31, 2028	10,885
Year ending December 31, 2029	9,700
Year ending December 31, 2030	7,520
Thereafter	10,915
Total(1)	$67,407
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $30.7 million, obligations under non-cancelable contracts with marketing vendors totaling $30.6 million and non-cancelable lease contracts totaling $6.1 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase (where permitted). We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states and four international markets as outlined in the table below.

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

The chart below presents our average MAUs in the United States and Canada for the three months ended March 31, 2026 and 2025:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts.
The chart below presents our average MAUs in Latin America (including Mexico) for the three months ended March 31, 2026 and 2025:
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
The chart below presents our ARPMAU in the United States and Canada for the three months ended March 31, 2026 and 2025:
The year-over-year decrease in ARPMAU was primarily attributable to the significant increase in MAUs during the same period. This trend reflects this influx of new players, who generally generate lower ARPMAU compared to more established players, thus reducing overall ARPMAU.

The chart below presents our ARPMAU in Latin America (including Mexico) for the three months ended March 31, 2026 and 2025:
The year-over-year increase in ARPMAU in Latin America was primarily driven by a reduction in player bonusing during the three months ended March 31, 2026. This decrease in player bonusing followed a ruling by the Colombian Constitutional Court that a presidential decree imposing a temporary value-added tax on online betting in Colombia, which became effective during the three months ended March 31, 2025, was unconstitutional.
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

The table below presents our Adjusted EBITDA reconciled from our net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income	$26,211	$11,211

Interest income, net	(2,999)	(1,699)
Income tax expense	19,566	5,065
Depreciation and amortization	10,727	9,491
Share-based compensation expense	6,691	8,813
Change in tax receivable agreement liability	—	345
Adjusted EBITDA	$60,196	$33,226
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, which is reduced by any consideration from the vendor, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our third-party platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services, geolocation, know-your-customer and platform hosting. Gaming taxes include jurisdictional taxes that are determined based on a percentage of revenue (or similar metrics) or excise taxes that are determined based on bets placed.

We incur payment processing costs on player deposits, withdrawals and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).
Sales and Marketing Costs. Sales and marketing costs consist primarily of costs associated with marketing our products and services via different channels, promotional activities and the related customer costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.
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
General and Administrative. General and administrative costs consist primarily of administrative personnel costs (including salaries, bonuses, benefits and share-based compensation), professional fees related to legal, compliance, accounting and consulting, indirect technology costs, rent expense, insurance costs, and foreign exchange gains or losses.
Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment and amortization of intangible assets (including market access licenses, gaming jurisdictional licenses, internally developed software, developed technology, and other intangibles) and finance lease right-of-use assets over their useful lives.
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

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Revenue	$370,361	$262,407	$107,954	41%
Costs of revenue	238,196	170,883	67,313	39%
Sales and marketing	47,392	42,139	5,253	12%
General and administrative	31,268	24,972	6,296	25%
Depreciation and amortization	10,727	9,491	1,236	13%
Income from operations	42,778	14,922	27,856	187%
Interest income, net	2,999	1,699	1,300	77%
Change in tax receivable agreement liability	—	(345)	345	(100)%
Income before income taxes	45,777	16,276	29,501	181%
Income tax expense	19,566	5,065	14,501	286%
Net income	$26,211	$11,211	$15,000	134%
Revenue. Revenue increased by $108.0 million, or 41%, to $370.4 million for the three months ended March 31, 2026 as compared to $262.4 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth across existing markets. The increase reflects higher period-over-period online casino and sports betting revenue of $108.0 million.
Costs of Revenue. Costs of revenue increased by $67.3 million, or 39%, to $238.2 million for the three months ended March 31, 2026 as compared to $170.9 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth as noted above. Gaming taxes, market access costs, payment processing costs and operating expenses contributed $32.6 million, $14.0 million, $12.1 million and $8.3 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs contributing to the remaining $0.3 million. Costs of revenue as a percentage of revenue decreased to 64% for the three months ended March 31, 2026 as compared to 65% for the same period in 2025.
Sales and Marketing. Sales and marketing expense increased by $5.3 million, or 12%, to $47.4 million for the three months ended March 31, 2026 as compared to $42.1 million for the same period in 2025. The increase was primarily driven by higher marketing spend associated with the 2026 Olympic Winter Games as well as other strategic investments. Sales and marketing expense as a percentage of revenue decreased to 13% for the three months ended March 31, 2026 as compared to 16% for the same period in 2025.
General and Administrative. General and administrative expense increased by $6.3 million, or 25%, to $31.3 million for the three months ended March 31, 2026 as compared to $25.0 million for the same period in 2025. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 8% for the three months ended March 31, 2026 as compared to 10% for the same period in 2025.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.2 million, or 13%, to $10.7 million for the three months ended March 31, 2026 as compared to $9.5 million for the same period in 2025. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the three months ended March 31, 2026 as compared to 4% for the same period in 2025.
Interest Income, Net. Interest income, net, increased by $1.3 million, or 77%, to $3.0 million for the three months ended March 31, 2026 as compared to $1.7 million for the same period in 2025. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2025.
Change in Tax Receivable Agreement Liability. Change in tax receivable agreement liability decreased by $0.3 million to nil for the three months ended March 31, 2026. The decrease was associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA during the three months ended March 31, 2025.

Income Tax Expense. Income tax expense increased by $14.5 million, or 286%, to $19.6 million for the three months ended March 31, 2026 as compared to $5.1 million for the same period in 2025. Income tax expense is primarily attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded. Income tax expense as a percentage of revenue increased to 5% for the three months ended March 31, 2026 as compared to 2% for the same period in 2025.
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
As of March 31, 2026, we had $330.6 million in cash and cash equivalents, excluding legally restricted customer cash deposits that we segregate from our operating cash balances. We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits. We expect our material cash requirements during the upcoming 12-month period to include $12.4 million of non-cancellable purchase obligations with marketing vendors, $4.3 million of minimum license and market access fees, and $2.8 million of lease payments. We also have $47.9 million of additional non-cancellable purchase obligations that will be due subsequent to the upcoming 12-month period. In addition, we will continue to pursue expansion into new markets, such as our anticipated expansion into Alberta, Canada, which is expected to require significant capital investments.
We are required to make payments equal to 85% of the tax benefits we realize in connection with the TRA. These obligations under the TRA, while mainly non-current in nature, reduce future operating cash flows as the associated tax benefits are realized. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made. Payments associated with the TRA liability are expected to include $1.2 million in the next 12 months and additional obligations of $132.1 million are expected subsequent to the upcoming 12-month period.
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

Surety Bonds
We had been issued $31.3 million in surety bonds as of March 31, 2026 and December 31, 2025 that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.4 million in surety bonds as of March 31, 2026 and December 31, 2025 to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of March 31, 2026 and December 31, 2025, we had no outstanding debt.
As of March 31, 2026 and December 31, 2025, we had an outstanding letter of credit for $6.3 million and $6.2 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three months ended March 31, 2026 and 2025, the Company repurchased nil and 498,622 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $5.2 million during the three months ended March 31, 2025 at an average price of $10.35. The repurchased shares were re-issued under the Company’s Equity Incentive Plan during the three months ended March 31, 2026.
Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash provided by operating activities	$20,114	$28,712
Net cash used in investing activities	(9,211)	(7,554)
Net cash used in financing activities	(22,696)	(27,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,897	5,274
Net change in cash, cash equivalents and restricted cash	$(8,896)	$(746)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2026 decreased by $8.6 million to $20.1 million, as compared to $28.7 million during the same period in 2025. The decrease was primarily brought by changes in operating assets and liabilities of $25.6 million, which was partially offset by higher period-over-period net income totaling $15.0 million and increase in non-cash expenses of $2.0 million. The increase in non-cash expenses was driven primarily by deferred income tax benefit and additional depreciation and amortization totaling $3.2 million and $1.2 million, respectively, which was partially offset by decrease in share-based compensation expense and change in tax receivable agreement liability totaling $2.1 million and $0.3 million, respectively.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2026 increased by $1.6 million to $9.2 million, as compared to $7.6 million during the same period in 2025. The increase reflects increased costs for internally developed software totaling $1.1 million and additional acquisitions of gaming licenses and property and equipment totaling $0.6 million and $0.1 million, respectively. This was partially offset by lower period-over-period acquisition of developed technology totaling $0.2 million.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2026 decreased by $4.5 million to $22.7 million, as compared to $27.2 million during the same period in 2025. The period-over-period decrease primarily reflects decrease in repurchases of Class A Common Stock and principal payments of finance liabilities totaling to $5.2 million and $1.2 million, respectively, and increase in proceeds from exercise of stock options of $0.4 million. This was partially offset by increase in payments for employee taxes related to shares withheld of $2.3 million.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $2.9 million for the three months ended March 31, 2026 as compared to an increase of $5.3 million for the same period in 2025. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
There were no material changes during the quarter ended March 31, 2026, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $331.6 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 30% and 20% of our revenue for the three months ended March 31, 2026 and 2025, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2026.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the three months ended March 31, 2026. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.

Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

RUSH STREET INTERACTIVE, INC.
April 29, 2026	By:	/s/ Kyle Sauers
Kyle Sauers
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)