Form 10-Q
period 2026-06-30
Rush Street Interactive, Inc.
filed 2026-07-30
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 29, 2026, there were 115,626,347 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 116,147,011 shares outstanding of the registrant’s Class V common stock, $0.0001 par value per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, the following:
•competition in the online casino, online sports betting and retail sports betting (i.e., such as within a bricks-and-mortar casino) industries is intense; we face competition from many discretionary leisure and entertainment providers, including from prediction markets operators, and, as a result, we may fail to attract and/or retain customers, which may negatively impact our operations, growth prospects and financial condition;
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
i

•the timing, amount, duration and utilization of the Company’s stock repurchase programs; and
•other factors described in our Annual Report on Form 10-K for our most recently completed fiscal year, including the “Business”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections, as well as described in our other filings with the SEC, such as this Report, our other Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.
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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$339,910	$336,256
Restricted cash	2,827	4,248
Players’ receivables	25,385	15,859
Due from affiliates	15,117	19,947
Prepaid expenses and other current assets	41,525	30,481
Total current assets	424,764	406,791

Intangible assets, net	79,545	76,436
Property and equipment, net	6,975	7,740
Deferred tax assets, net	272,876	157,862
Other assets	9,124	9,683
Total assets	$793,284	$658,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,210	$41,585
Accrued expenses	95,141	81,514
Players’ liabilities	48,694	47,669
Other current liabilities	23,715	39,506
Total current liabilities	200,760	210,274

Tax receivable agreement liability, non-current	238,930	128,819
Other non-current liabilities	14,706	15,928
Total liabilities	454,396	355,021

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 115,463,461 and 100,691,255 shares issued as of June 30, 2026 and December 31, 2025, respectively; 115,463,461 and 99,958,236 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	12	10
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 116,305,345 and 129,609,532 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	13
Treasury stock, at cost; nil and 733,019 shares as of June 30, 2026 and December 31, 2025, respectively	—	(3,177)
Additional paid-in capital	260,716	251,579
Accumulated other comprehensive income	6,341	1,431
Accumulated deficit	(82,005)	(102,621)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	185,076	147,235

Non-controlling interests	153,812	156,256
Total stockholders’ equity	338,888	303,491
Total liabilities and stockholders’ equity	$793,284	$658,512
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$393,776	$269,217	$764,137	$531,624

Operating costs and expenses
Costs of revenue	254,116	174,147	492,312	345,030
Sales and marketing	49,885	37,132	97,277	79,271
General and administrative	32,473	23,787	63,741	48,759
Depreciation and amortization	11,074	9,827	21,801	19,318
Total operating costs and expenses	347,548	244,893	675,131	492,378
Income from operations	46,228	24,324	89,006	39,246

Other income (expense)
Interest income, net	3,433	2,181	6,432	3,880
Change in tax receivable agreement liability	—	(112,692)	—	(113,037)
Total other income (expense)	3,433	(110,511)	6,432	(109,157)
Income before income taxes	49,661	(86,187)	95,438	(69,911)

Income tax expense (benefit)	20,366	(115,017)	39,932	(109,952)
Net income	29,295	28,830	55,506	40,041
Net income attributable to non-controlling interests	17,749	12,142	34,890	18,034
Net income attributable to Rush Street Interactive, Inc.	$11,546	$16,688	$20,616	$22,007

Earnings per common share attributable to Rush Street Interactive, Inc. – basic	$0.10	$0.18	$0.19	$0.23
Weighted average common shares outstanding – basic	110,930,443	95,053,473	106,581,990	94,455,413
Earnings per common share attributable to Rush Street Interactive, Inc. – diluted	$0.10	$0.12	$0.19	$0.17
Weighted average common shares outstanding – diluted	115,927,169	234,511,309	111,159,310	234,405,833
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$29,295	$28,830	$55,506	$40,041

Other comprehensive income
Foreign currency translation adjustment, net of tax	8,250	1,549	10,411	6,076
Comprehensive income	37,545	30,379	65,917	46,117
Comprehensive income attributable to non-controlling interests	22,645	13,474	41,145	22,029
Comprehensive income attributable to Rush Street Interactive, Inc.	$14,900	$16,905	$24,772	$24,088
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	100,691,255	$10	129,609,532	$13	733,019	$(3,177)	$251,579	$1,431	$(102,621)	$147,235	$156,256	$303,491
Share-based compensation expense	—	—	—	—	—	—	2,973	—	—	2,973	3,718	6,691
Issuance of Class A Common Stock upon exercise of stock options	63,223	—	—	—	—	—	180	—	—	180	225	405
Issuance of Class A Common Stock and treasury stock under the equity compensation plan, net of shares withheld for employee taxes	1,869,199	—	—	—	(733,019)	3,177	(16,553)	—	—	(13,376)	(16,730)	(30,106)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	560,518	—	(560,518)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	802	—	802	1,359	2,161
Tax impact of equity transactions	—	—	—	—	—	—	9,703	—	—	9,703	—	9,703
Net income	—	—	—	—	—	—	—	—	9,070	9,070	17,141	26,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	2,472	67	—	2,539	(2,539)	—
Balance at March 31, 2026 (Unaudited)	103,184,195	$10	129,049,014	$13	—	$—	$250,354	$2,300	$(93,551)	$159,126	$159,430	$318,556
Share-based compensation expense	—	—	—	—	—	—	3,646	—	—	3,646	3,672	7,318
Issuance of Class A Common Stock upon exercise of stock options	157,424	—	—	—	—	—	286	—	—	286	289	575
Issuance of Class A Common Stock and under the equity compensation plan, net of shares withheld for employee taxes	532,019	1	—	—	—	—	(181)	—	—	(180)	(181)	(361)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	12,743,669	1	(12,743,669)	(1)	—	—	—	—	—	—		—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	3,354	—	3,354	4,896	8,250
Tax impact of equity transactions	—	—	—	—	—	—	5,253	—	—	5,253	—	5,253
Repurchase and retirement of Class A Common Stock	(1,153,846)	—	—	—	—	—	(14,348)	—	—	(14,348)	(14,452)	(28,800)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,198)	(1,198)
Net income	—	—	—	—	—	—	—	—	11,546	11,546	17,749	29,295
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	15,706	687	—	16,393	(16,393)	—
Balance at June 30, 2026 (Unaudited)	115,463,461	$12	116,305,345	$12	—	$—	$260,716	$6,341	$(82,005)	$185,076	$153,812	$338,888

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	3,665	—	—	3,665	5,148	8,813
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	2,684,333	—	—	—	—	—	(9,293)	—	—	(9,293)	(13,051)	(22,344)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,313,287	—	(2,313,287)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,864	—	1,864	2,663	4,527
Repurchase of Class A Common Stock	—	—	—	—	498,622	(2,147)	—	—	—	(2,147)	(3,015)	(5,162)
Net income	—	—	—	—	—	—	—	—	5,319	5,319	5,892	11,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	3,327	(103)	—	3,224	(3,224)	—
Balance at March 31, 2025 (Unaudited)	95,509,061	$9	133,434,736	$13	498,622	$(2,147)	$215,374	$(1,329)	$(130,610)	$81,310	$114,051	$195,361
Share-based compensation expense	—	—	—	—	—	—	2,543	—	—	2,543	3,555	6,098
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	283,307	—	—	—	—	—	(80)	—	—	(80)	(112)	(192)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	210,000	—	(210,000)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	217	—	217	1,332	1,549
Tax impact of equity transactions	—	—	—	—	—	—	23,067	—	—	23,067	—	23,067
Repurchase of Class A Common Stock	—	—	—	—	234,397	(1,030)	—	—	—	(1,030)	(1,442)	(2,472)
Net income	—	—	—	—	—	—	—	—	16,688	16,688	12,142	28,830
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	221	(2)	—	219	(219)	—
Balance at June 30, 2025 (Unaudited)	96,002,368	$9	133,224,736	$13	733,019	$(3,177)	$241,125	$(1,114)	$(113,922)	$122,934	$129,307	$252,241

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$55,506	$40,041
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	21,801	19,318
Share-based compensation expense	14,009	14,911
Deferred income taxes	9,229	(122,119)
Noncash lease expense	535	481
Change in tax receivable agreement liability	—	113,037
Changes in operating assets and liabilities:
Players’ receivables	(9,270)	(5,574)
Due from affiliates	4,830	1,900
Prepaid expenses and other assets	(11,063)	(905)
Accounts payable, accrued expenses and other liabilities	(13,906)	(3,665)
Players’ liabilities	501	(2,926)
Net cash provided by operating activities	72,172	54,499

Cash flows from investing activities
Internally developed software costs	(15,703)	(13,136)
Acquisition of gaming licenses	(4,272)	(2,949)
Acquisition of other intangible assets	(2,513)	(1,409)
Proceeds from (purchases of) short-term investments	1,219	(1,029)
Purchases of property and equipment	(599)	(363)
Acquisition of developed technology	—	(225)
Net cash used in investing activities	(21,868)	(19,111)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(30,521)	(24,189)
Repurchase and retirement of Class A Common Stock	(28,800)	—
Tax distributions to non-controlling interests	(1,198)	—
Payments of tax receivable agreement liability	(1,024)	—
Proceeds from exercise of stock options	980	—
Principal payments of finance lease liabilities	(888)	(2,028)
Repurchase of Class A Common Stock	—	(7,634)
Net cash used in financing activities	(61,451)	(33,851)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,380	7,659

Net change in cash, cash equivalents and restricted cash	2,233	9,196
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	340,504	232,756
Cash, cash equivalents and restricted cash, at the end of the period (1)	$342,737	$241,952

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$—	$487
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$416	$3,326
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$18,932	$3,443
Employee tax liability related to shares withheld in Other Current Liabilities	$309	$174
Investing activities in Accounts Payable and Accrued Expenses	$681	$900
Re-issuance of treasury stock under the equity compensation plan	$7,634	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$30,859	$28,160
Cash paid for interest	$418	$465
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
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2026 and the condensed consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 18, 2026.
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future period.
The Company consolidates the financial results of RSILP and reports a non-controlling interest representing the economic interest in RSILP held by the other members of RSILP. As of June 30, 2026, the Company and non-controlling interests owned 49.82% and 50.18% of RSILP, respectively.
The Company’s significant accounting policies are described in the Company’s 2025 Annual Report on Form 10-K. Any significant changes to those policies during the three and six months ended June 30, 2026 are described below.
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
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for the costs to develop software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project,

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and (ii) it is probable that the project will be completed and the software will be used to perform the intended function. The new standard also supersedes the guidance related to costs incurred to develop a website. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company early adopted ASU 2025-06 on a prospective basis effective for the fiscal year beginning January 1, 2026 and the adoption did not have a material impact on its condensed consolidated financial statements.
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
3.Revenue Recognition
The Company’s revenue from contracts with customers is derived from online casino, online sports betting, retail sports betting and social gaming.
Disaggregation of revenue for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Online casino and online sports betting	$392,202	$267,520	$761,090	$528,401
Retail sports betting	452	464	708	791
Social gaming	1,122	1,233	2,339	2,432
Total revenue	$393,776	$269,217	$764,137	$531,624
Revenue by geographic region for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
United States and Canada	$285,864	$232,613	$568,446	$457,475
Latin America, including Mexico	107,912	36,604	195,691	74,149
Total revenue	$393,776	$269,217	$764,137	$531,624
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets. Deferred revenue balances as of June 30, 2026 and December 31, 2025 were $11.1 million and $11.7 million, respectively. Deferred revenue that existed as of December 31, 2025 that remained unrecognized as of June 30, 2026 was immaterial.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue balances as of June 30, 2025 and December 31, 2024 were $8.6 million and $10.8 million, respectively. Deferred revenue that existed as of December 31, 2024 that remained unrecognized as of June 30, 2026 was immaterial.
4.Prepaid Expenses and Other Assets
The Company has the following prepaid expenses and other assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Prepaid Expenses and Other Current Assets	Other Assets	Prepaid Expenses and Other Current Assets	Other Assets
Prepaid expenses	$19,122	$1,102	$9,492	$1,305
Certificate of deposits	5,505	1,751	6,192	1,540
Operating lease assets	—	2,489	—	3,056
Other	16,898	3,782	14,797	3,782
Total	$41,525	$9,124	$30,481	$9,683

5.Long-Lived Assets
Intangible Assets, Net
The Company has the following intangible assets, net as of June 30, 2026 and December 31, 2025:

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
June 30, 2026	$56,656	$(30,748)	$25,908
December 31, 2025	$52,262	$(26,305)	$25,957

Internally Developed Software
June 30, 2026	$112,703	$(66,762)	$45,941
December 31, 2025	$96,898	$(53,272)	$43,626

Developed Technology
June 30, 2026	$6,381	$(3,505)	$2,876
December 31, 2025	$6,381	$(3,078)	$3,303

Other Intangible Assets(1)
June 30, 2026	$12,876	$(8,056)	$4,820
December 31, 2025	$9,993	$(6,443)	$3,550
_____________________________
(1)Other intangible assets include trademarks, media content, customer lists and software licenses.
Amortization expense was $10.1 million and $19.8 million for the three and six months ended June 30, 2026, respectively, compared to amortization expense of $8.8 million and $17.3 million for the same respective periods in 2025.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property and Equipment, net
Property and equipment, net as of June 30, 2026 and December 31, 2025 was $7.0 million and $7.7 million, respectively. Included within property and equipment, net are finance lease right-of-use assets of $4.5 million and $5.3 million as of June 30, 2026 and December 31, 2025, respectively.
The Company recorded depreciation expense on property and equipment of $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, consistent with the same respective periods in 2025. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively, consistent with the same respective periods in 2025.
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Accrued operating expenses	$54,701	$39,311
Accrued marketing expenses	18,303	20,689
Accrued compensation and related expenses	15,548	18,120
Accrued administrative expenses	6,242	2,690
Accrued other expenses	347	704
Total accrued expenses	$95,141	$81,514
The Company has the following other current and non-current liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Other Current Liabilities	Other Non-current Liabilities	Other Current Liabilities	Other Non-current Liabilities
Income tax payable	$14,517	$—	$11,404	$—
Deferred royalty liabilities	1,341	8,297	1,838	8,742
Finance lease liabilities	1,547	1,368	1,434	1,954
Operating lease liabilities	993	1,240	991	1,753
Other taxes payable(1)	217	—	20,816	—
Other	5,100	3,801	3,023	3,479
Total	$23,715	$14,706	$39,506	$15,928
____________________________
(1)Includes value-added taxes and certain withholding taxes payable to local tax authorities.
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represent the Class A Common Units of RSILP (the “RSILP Units”) held by holders other than the Company.
Non-controlling interests owned 50.18% and 56.46% of the RSILP Units outstanding as of June 30, 2026 and December 31, 2025, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the six months ended June 30, 2026:

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2025:	56.46%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(5.72)%
Issuance of Class A Common Stock and treasury stock under the equity compensation plan, net of shares withheld for employee taxes	(0.76)%
Issuance of Class A Common Stock in connection with the exercise of stock options	(0.05)%
Repurchase and retirement of Class A Common Stock	0.25%
Non-controlling interests ownership % as of June 30, 2026:	50.18%
Non-controlling interests owned 58.31% and 60.00% of the RSILP Units outstanding as of June 30, 2025 and December 31, 2024, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the six months ended June 30, 2025:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2024:	60.00%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(1.10)%
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	(0.77)%
Repurchase of Class A Common Stock	0.18%
Non-controlling interests ownership % as of June 30, 2025:	58.31%
Stock Repurchases
Secondary Offering
On May 5, 2026, the Company and certain selling stockholders entered into an underwriting agreement with Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the underwriters, in connection with the secondary public offering of the Company’s Class A Common Stock (the “Class A Common Stock”) beneficially owned by Neil Bluhm, the Company’s Executive Chairman, Richard Schwartz, the Company’s Chief Executive Officer, and Mattias Stetz, the Company’s Chief Operating Officer or their respective trusts (collectively, the “Selling Stockholders”). The Selling Stockholders exchanged certain of their RSILP Units and offered for sale 10.0 million shares of the Class A Common Stock at a price of $24.96 per share pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252810). The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1.5 million shares of the Class A Common Stock, which the underwriters exercised in full. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Following the offering, the Company was no longer considered a controlled company under applicable New York Stock Exchange rules.
In connection with the offering, the Company repurchased from the underwriters under the Stock Repurchase Program (as defined below) and immediately retired 1,153,846 shares of its Class A Common Stock at a purchase price of $24.96 per share, which was equal to the price paid by the underwriters to the selling stockholders in the offering, for an aggregate purchase price of approximately $28.8 million.
Upon the closing of this offering, the Stock Repurchase Program was replaced by a new stock repurchase program approved by the Board of Directors, pursuant to which the Company is authorized to repurchase up to an aggregate of $100 million of the Class A Common Stock through open market purchase, privately negotiated transactions or other transactions in accordance with applicable securities laws.
Treasury Stock
On October 24, 2024, the Board of Directors authorized the repurchase of an aggregate of up to $50 million of the Class A Common Stock (the “Stock Repurchase Program”) through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended June 30, 2025, the Company repurchased 234,397 and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $2.5 million during the three months ended June 30, 2025 and $7.6 million during the six months ended June 30, 2025, at an average price of $10.55 and $10.41, respectively. The repurchased shares were re-issued under the Company’s Equity Incentive Plan (as defined below) during the six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company repurchased 1,153,846 shares of Class A Common Stock pursuant to the Stock Repurchase Program. Class A Common Stock repurchased during the three and six months ended June 30, 2026 were immediately retired and were not held as treasury stock.
Net Share Settlement of Equity-based Awards
During the three and six months ended June 30, 2026, the Company withheld 14,449 and 1,533,732 shares, respectively, of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards, as compared to 14,640 and 1,718,906 shares for the same respective periods in 2025, The shares were withheld at an average price of $25.04 and $19.87 per share during the three and six months ended June 30, 2026, respectively, as compared to $13.11 for both respective periods in 2025. The total cost of the net shares withheld for employee taxes was approximately $0.4 million and $30.5 million during the three and six months ended June 30, 2026, respectively, as compared to $0.2 million and $22.5 million for the same respective periods in 2025, and was accounted for as a reduction in additional paid-in capital.
Tax Impact of Equity Transactions
During the three and six months ended June 30, 2026 and 2025, the tax impact of equity transactions in the condensed consolidated statement of changes in stockholders’ equity includes the tax impact of RSILP Unit exchanges completed during the period and the tax effects associated with the vesting of share-based compensation awards.
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
Restricted Stock Units (“RSUs”)
The Company grants RSUs with service-based (“time-based”), performance-based (e.g., financial performance targets), and market-based (e.g., total shareholder return) vesting conditions. RSUs with service-based conditions generally vest over three to four years, with each tranche vesting annually. RSUs with performance-based and market-based conditions vest over a three-year period, subject to continued employment and the achievement of specified performance criteria. The grant-date fair value of RSUs with service-based and performance-based conditions is determined based on the quoted market price of the Company’s Class A Common Stock, while RSUs with market-based conditions are valued using a Monte Carlo simulation. Share-based compensation expense is recognized over the requisite service period; for RSUs with performance-based conditions, share-based compensation expense is recognized only when it is probable that the performance conditions will be achieved and is adjusted as necessary to reflect changes in that assessment.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes RSUs granted and their aggregate grant-date fair values during the six months ended June 30, 2026 and 2025 (amounts in thousands, except for unit amounts):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of Units	Fair Value	Number of Units	Fair Value
Time-based RSUs	858,038	$17,389	824,329	$9,076
Performance-based RSUs	342,253	6,930	—	—
Market-based RSUs	171,116	5,279	423,269	6,040
Total	1,371,407	$29,598	1,247,598	$15,116
The following assumptions were used in estimating the grant-date fair value of RSUs with market conditions based on a Monte Carlo simulation model:

	Six Months Ended June 30,
	2026	2025
Volatility rate	56.00%	62.75%
Risk-free interest rate	3.69%	4.00%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$20.19	$10.70
RSU activity for the six months ended June 30, 2026 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2025	5,059,700	$8.94
Granted	1,371,407	21.58
Vested(1)	(1,579,848)	7.08
Forfeited	(17,143)	8.17
Unvested balance at June 30, 2026	4,834,116	$13.14
______________________________
(1)Includes 56,728 RSUs that vested during the six months ended June 30, 2026 but the resulting shares of Class A Common Stock have not yet been issued. As of June 30, 2026, there were 122,558 RSUs that vested for which the resulting shares of Class A Common Stock were not issued.
The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2026 and 2025 was $21.58 and $12.12, respectively. The aggregate grant date fair value of RSUs vested during the three and six months ended June 30, 2026 was approximately $1.9 million and $11.2 million, respectively, compared to $1.9 million and $20.0 million for the same respective periods in 2025.
As of June 30, 2026, the Company had unrecognized share-based compensation expense related to RSUs of $51.0 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.19 years as of June 30, 2026.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company granted nil and 344,391 stock options during the six months ended June 30, 2026 and 2025, respectively. The estimated grant date fair value of stock options for the six months ended June 30, 2025 was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

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
Stock option activity for the six months ended June 30, 2026 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2025	2,804,841	$5.33
Granted	—	—
Exercised	(220,647)	4.45
Forfeited	—	—
Outstanding balance at June 30, 2026	2,584,194	$5.40

Exercisable balance at June 30, 2026	2,165,061	$4.80
The weighted-average grant-date fair value and aggregate fair value of stock options granted during the six months ended June 30, 2025 were $6.70 and $2.3 million, respectively. The aggregate grant date fair value of stock options vested during the three and six months ended June 30, 2026 was nil and $2.2 million, respectively, compared to nil and $1.6 million for the same respective periods in 2025. The outstanding stock options and exercisable stock options as of June 30, 2026 had an intrinsic value of $62.9 million and $54.0 million, respectively. During the six months ended June 30, 2026, the total intrinsic value of stock options exercised was $5.6 million. No stock options were exercised during the six months ended June 30, 2025.
As of June 30, 2026, the Company had unrecognized share-based compensation expense related to stock options of $1.8 million. The outstanding options had a remaining weighted-average vesting period of 0.75 years as of June 30, 2026.
Share-based Compensation Expense
Share-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Costs of revenue	$82	$79	$152	$142
Sales and marketing	1,306	955	2,467	4,279
General and administrative	5,930	5,064	11,390	10,490
Total share-based compensation expense	$7,318	$6,098	$14,009	$14,911

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Income Taxes
Income tax expense (benefit) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Income tax expense (benefit)	$20,366	$(115,017)	$39,932	$(109,952)
The Company recognized a federal, state and foreign income tax expense of $20.4 million and $39.9 million during the three and six months ended June 30, 2026, respectively, compared to an income tax benefit of $115.0 million and $110.0 million during the same respective periods in 2025. The effective tax rates for the three and six months ended June 30, 2026 were 41.0% and 41.8%, respectively, and were 133.5% and 157.3% during the same respective periods in 2025. The difference between the Company’s year-to-date effective tax rate and the U.S. statutory tax rate of 21% was primarily due to non-taxable income (loss) attributable to non-controlling interest, valuation allowance recorded on foreign tax credits, income tax rate differences related to the Company’s foreign operations, and non-deductible expenses.
On a quarterly basis, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax asset and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. For purposes of forecasting taxable income, the Company relied on historical pre-tax earnings trends and incorporated assumptions about future performance that are expected to impact pre-tax results. The Company did not recognize all U.S. deferred tax assets because the Company determined that a portion of excess income tax basis in RSILP will only reverse upon the occurrence of certain events, such as a sale of the Company’s interest in RSILP, none of which are expected to occur in the foreseeable future. As of June 30, 2026, the valuation allowance on U.S. deferred tax assets per the annualized effective tax rate computation is $90.2 million.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company has evaluated OBBB and determined that it does not have a material impact on the condensed consolidated financial statements.
In connection with a Business Combination consummated in December 2020, RSI ASLP, Inc. (the “Special Limited Partner”), which is a wholly owned subsidiary of the Company, entered into the Tax Receivable Agreement (the “TRA”), which generally provides that it pay 85% of certain net tax benefits, if any, that the Company (including the Special Limited Partner) realizes (or in certain cases is deemed to realize) as a result of an increase in tax basis and tax benefits related to the transactions contemplated under the agreement governing the previously consummated Business Combination (the “Business Combination Agreement”) and the exchange of Retained RSILP Units (as defined in the Business Combination Agreement) for Class A Common Stock (or cash at the Company’s option) pursuant to RSILP’s amended and restated limited partnership agreement and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These payments are the obligation of the Special Limited Partner and not of RSILP. The actual increase in the Special Limited Partner’s allocable share of RSILP’s tax basis in its assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of RSI and its consolidated subsidiaries’ (including the Special Limited Partner’s) income. While many of the factors that will determine the amount of payments that the Special Limited Partner will make under the TRA are outside of the Company's control, the Company expects that the payments the Special Limited Partner will make under the TRA will be substantial and could have a material adverse effect on the financial condition of the Company.
In 2025, based primarily on the three-year cumulative income analysis and anticipated future earnings, management determined that it is more likely than not that the Company will be able to utilize its deferred tax assets subject to the TRA. Based on the recognition of the deferred tax assets, the Company also recognized the TRA liability. The initial recognition of the TRA liability in 2025 resulted in change in tax receivable agreement liability in the condensed statement of operations. Subsequent recognition of additional TRA liability related to exchanges after June 30, 2025 of Retained RSILP Units is recorded as a reduction to additional paid-in capital. As of June 30, 2026 and December 31, 2025, the Company recognized a TRA liability of $239.7 million and $130.1 million (including $0.8 million classified as current liability as of June 30, 2026 and $1.2 million as of December 31, 2025), respectively, based on tax benefits realized in the current and

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
prior tax year. Change in tax receivable agreement liability was nil during the three and six months ended June 30, 2026, compared to $112.7 million and $113.0 million during the same respective periods in 2025. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges.

10.    Earnings Per Share
The basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$29,295	$28,830	$55,506	$40,041
Less: Net income attributable to non-controlling interests	17,749	12,142	34,890	18,034
Net income attributable to Rush Street Interactive, Inc. – basic	$11,546	$16,688	$20,616	$22,007

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	—	12,142	—	18,034
Net income attributable to Rush Street Interactive, Inc. – diluted	$11,546	$28,830	$20,616	$40,041

Denominator:
Weighted-average common shares outstanding – basic	110,930,443	95,053,473	106,581,990	94,455,413

Adjustments:
Incremental shares from assumed conversion of stock options and restricted stock units	4,996,726	6,163,100	4,577,320	6,272,617
Conversion of Weighted Average RSILP units to Class A Common Shares	—	133,294,736	—	133,677,803
Weighted-average common shares outstanding – diluted	115,927,169	234,511,309	111,159,310	234,405,833

Earnings per Class A Common Share - basic	$0.10	$0.18	$0.19	$0.23
Earnings per Class A Common Share - diluted	$0.10	$0.12	$0.19	$0.17
The Company’s Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three and six months ended June 30, 2026 and 2025 as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSILP Units(1)	121,081,672	—	125,108,251	—
Unvested RSUs	513,369	569,252	513,369	1,101,085
Outstanding Stock Options	—	441,218	—	441,218
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
The Company’s revenue, significant expenses and net income for its consolidated segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$393,776	$269,217	$764,137	$531,624
Less:
Costs of revenue(1)	254,034	174,068	492,160	344,888
Sales and marketing(1)	48,579	36,177	94,810	74,992
General and administrative(1)	26,543	18,723	52,351	38,269
Interest income	(3,638)	(2,410)	(6,850)	(4,345)
Interest expense	205	229	418	465
Depreciation and amortization	11,074	9,827	21,801	19,318
Income tax expense (benefit)	20,366	(115,017)	39,932	(109,952)
Other segment items(2)	7,318	118,790	14,009	127,948
Consolidated net income	$29,295	$28,830	$55,506	$40,041
_____________________________________
(1)    Excludes share-based compensation expense.
(2)    Other segment items include share-based compensation expense and change in tax receivable agreement liability.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Related Parties

The Company’s related party transactions are described in more detail in the Company’s 2025 Annual Report on Form 10-K. Any significant changes to those related party relationships during the three and six months ended June 30, 2026 are described below.
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

Royalties related to arrangements with affiliated casinos were $22.5 million and $41.3 million for the three and six months ended June 30, 2026, respectively, and $16.0 million and $33.4 million for the same respective periods in 2025, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Receivables due from affiliated land-based casinos were $15.1 million and $19.9 million at June 30, 2026 and December 31, 2025, respectively. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and six months ended June 30, 2026 and 2025 was not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.

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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing, other strategic partnership-related agreements and leases where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

From July 1, 2026 to December 31, 2026	$10,583
Year ending December 31, 2027	17,596
Year ending December 31, 2028	11,125
Year ending December 31, 2029	9,668
Year ending December 31, 2030	7,498
Thereafter	10,915
Total(1)	$67,385
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $29.9 million, obligations under non-cancelable contracts with marketing vendors totaling $31.9 million and non-cancelable lease contracts totaling $5.6 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” For a discussion of limitations in measuring certain of our key metrics, see the section of this Report captioned “Limitations of Key Metrics and Other Data.”
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
We provide our customers with an array of leading gaming offerings such as real-money online casino, online sports betting and retail sports betting (i.e., sports betting services provided at bricks-and-mortar locations), as well as social gaming, which involves free-to-play games using virtual credits that users can earn or purchase (where permitted). We launched our first social gaming website in 2015 and began accepting real-money bets in the United States in 2016. Currently, we offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states and five international markets as outlined in the table below.

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
Washington			✓
West Virginia	✓	✓

International:
Alberta* (Canada)	✓	✓
Colombia	✓	✓
Mexico	✓	✓
Ontario (Canada)	✓	✓
Peru	✓	✓

* Launched online casino and online sports betting in July 2026.
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

The chart below presents our average MAUs in the United States and Canada for the six months ended June 30, 2026 and 2025:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts. We also experienced an increase in MAUs associated with increased player engagement surrounding the lead-up to, and beginning of, the 2026 FIFA World Cup.
The chart below presents our average MAUs in Latin America (including Mexico) for the six months ended June 30, 2026 and 2025:
The increase in MAUs in Latin America was mainly due to our continued growth and strong customer retention rates in Colombia and Mexico. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts. We also experienced an increase in MAUs associated with increased player engagement surrounding the lead-up to, and beginning of, the 2026 FIFA World Cup.

Average Revenue Per Monthly Active User
ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU in the United States and Canada for the six months ended June 30, 2026 and 2025:
The year-over-year decrease in ARPMAU was primarily attributable to the significant increase in MAUs during the same period. This trend reflects this influx of new players, who generally generate lower ARPMAU compared to more established players, thus reducing overall ARPMAU.

The chart below presents our ARPMAU in Latin America (including Mexico) for the six months ended June 30, 2026 and 2025:
The year-over-year increase in ARPMAU in Latin America was primarily driven by a reduction in player bonusing during the six months ended June 30, 2026. This decrease in player bonusing followed a ruling by the Colombian Constitutional Court that a presidential decree imposing a temporary value-added tax on online betting in Colombia, which became effective during the three months ended March 31, 2025, was unconstitutional. Additionally, favorable exchange rate fluctuations also contributed to the year-over-year increase in ARPMAU in Latin America.
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

The table below presents our Adjusted EBITDA reconciled from our net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$29,295	$28,830	$55,506	$40,041

Interest income, net	(3,433)	(2,181)	(6,432)	(3,880)
Income tax expense (benefit)	20,366	(115,017)	39,932	(109,952)
Depreciation and amortization	11,074	9,827	21,801	19,318
Share-based compensation expense	7,318	6,098	14,009	14,911
Change in tax receivable agreement liability	—	112,692	—	113,037
Adjusted EBITDA	$64,620	$40,249	$124,816	$73,475
Key Components of Revenue and Expenses
Revenue
We currently offer real-money online casino, online sports betting and/or retail sports betting in 16 U.S. states, Colombia, Canada (Alberta and Ontario), Mexico and Peru. We also provide social gaming, where users can earn or purchase (where permitted) virtual credits to enjoy free-to-play games.
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

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue	$393,776	$269,217	$124,559	46%
Costs of revenue	254,116	174,147	79,969	46%
Sales and marketing	49,885	37,132	12,753	34%
General and administrative	32,473	23,787	8,686	37%
Depreciation and amortization	11,074	9,827	1,247	13%
Income from operations	46,228	24,324	21,904	90%
Interest income, net	3,433	2,181	1,252	57%
Change in tax receivable agreement liability	—	(112,692)	112,692	(100)%
Income (Loss) before income taxes	49,661	(86,187)	135,848	(158)%
Income tax expense (benefit)	20,366	(115,017)	135,383	(118)%
Net income	$29,295	$28,830	$465	2%
Revenue. Revenue increased by $124.6 million, or 46%, to $393.8 million for the three months ended June 30, 2026 as compared to $269.2 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth across existing markets. The increase reflects higher period-over-period online casino and sports betting revenue of $124.7 million, which was partially offset by a decrease in social gaming revenue of $0.1 million.
Costs of Revenue. Costs of revenue increased by $80.0 million, or 46%, to $254.1 million for the three months ended June 30, 2026 as compared to $174.1 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth as noted above. Gaming taxes, market access costs, payment processing costs and operating expenses contributed $45.3 million, $14.5 million, $12.4 million and $7.7 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs contributing to the remaining $0.1 million. Costs of revenue as a percentage of revenue remained flat at 65% for the three months ended June 30, 2026 and 2025.
Sales and Marketing. Sales and marketing expense increased by $12.8 million, or 34%, to $49.9 million for the three months ended June 30, 2026 as compared to $37.1 million for the same period in 2025. The increase was primarily driven by higher marketing spend related to the 2026 FIFA World Cup, the new market launch in Alberta (Canada), and other strategic investments. Sales and marketing expense as a percentage of revenue decreased to 13% for the three months ended June 30, 2026 as compared to 14% for the same period in 2025.
General and Administrative. General and administrative expense increased by $8.7 million, or 37%, to $32.5 million for the three months ended June 30, 2026 as compared to $23.8 million for the same period in 2025. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 8% for the three months ended June 30, 2026 as compared to 9% for the same period in 2025.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.2 million, or 13%, to $11.1 million for the three months ended June 30, 2026 as compared to $9.8 million for the same period in 2025. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the three months ended June 30, 2026 as compared to 4% for the same period in 2025.
Interest Income, Net. Interest income, net, increased by $1.3 million, or 57%, to $3.5 million for the three months ended June 30, 2026 as compared to $2.2 million for the same period in 2025. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2025.
Change in Tax Receivable Agreement Liability. Change in tax receivable agreement liability decreased by $112.7 million to nil for the three months ended June 30, 2026. The decrease was associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA during the three months ended June 30, 2025.

Income Tax Expense (Benefit). Income tax expense was $20.4 million for the three months ended June 30, 2026 as compared to income tax benefit of $115.0 million for the same period in 2025. Income tax expense during the three months ended June 30, 2026 was primarily attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded while income tax benefit during the three months ended June 30, 2025 was primarily attributable to the release of a valuation allowance as it is more likely than not that some portion of the deferred asset may be realized.
Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue	$764,137	$531,624	$232,513	44%
Costs of revenue	492,312	345,030	147,282	43%
Sales and marketing	97,277	79,271	18,006	23%
General and administrative	63,741	48,759	14,982	31%
Depreciation and amortization	21,801	19,318	2,483	13%
Income from operations	89,006	39,246	49,760	127%
Interest income, net	6,432	3,880	2,552	66%
Change in tax receivable agreement liability	—	(113,037)	113,037	(100)%
Income (Loss) before income taxes	95,438	(69,911)	165,349	(237)%
Income tax expense (benefit)	39,932	(109,952)	149,884	(136)%
Net income	$55,506	$40,041	$15,465	39%
Revenue. Revenue increased by $232.5 million, or 44%, to $764.1 million for the six months ended June 30, 2026 as compared to $531.6 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets. The increase reflects higher period-over-period online casino and sports betting revenue of $232.7 million, which was partially offset by a decrease of retail sports betting revenue of $0.1 million and social gaming revenue of $0.1 million.
Costs of Revenue. Costs of revenue increased by $147.3 million, or 43%, to $492.3 million for the six months ended June 30, 2026 as compared to $345.0 million for the same period in 2025. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Gaming taxes, market access costs, payment processing costs and operating expenses contributed $78.0 million, $28.4 million, $24.5 million and $16.1 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs contributing to the remaining $0.3 million. Costs of revenue as a percentage of revenue decreased to 64% for the six months ended June 30, 2026 as compared to 65% for the same period in 2025.
Sales and Marketing. Sales and Marketing expense increased by $18.0 million, or 23%, to $97.3 million for the six months ended June 30, 2026 as compared to $79.3 million for the same period in 2025. The increase was primarily driven by higher marketing spend related to the 2026 Olympic Winter Games and the 2026 FIFA World Cup, the new market launch in Alberta (Canada), and other strategic investments. Sales and marketing expense as a percentage of revenue decreased to 13% for the six months ended June 30, 2026 as compared to 15% for the same period in 2025.
General and Administrative. General and administrative expense increased by $15.0 million, or 31%, to $63.7 million for the six months ended June 30, 2026 as compared to $48.8 million for the same period in 2025. The increase was primarily due to due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 8% for the six months ended June 30, 2026 as compared to 9% for the same period in 2025.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.5 million, or 13%, to $21.8 million for the six months ended June 30, 2026 as compared to $19.3 million for the same period in 2025. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the six months ended June 30, 2026 as compared to 4% for the same period in 2025.

Change in Tax Receivable Agreement Liability. Change in tax receivable agreement liability decreased by $113.0 million to nil for the six months ended June 30, 2026. The decrease was associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA during the six months ended June 30, 2025.
Interest Income, Net. Interest income increased by $2.6 million, or 66%, to $6.4 million for the six months ended June 30, 2026 as compared to $3.9 million for the same period in 2025. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2025.
Income Tax Expense (Benefit). Income tax expense was $39.9 million for the six months ended June 30, 2026 as compared to income tax benefit of $110.0 million for the same period in 2025. Income tax expense during the six months ended June 30, 2026 was primarily attributable to the profitability of our foreign operations for which both current and deferred taxes are recorded while income tax benefit during the six months ended June 30, 2025 was primarily attributable to the release of a valuation allowance as it is more likely than not that some portion of the deferred asset may be realized.
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
As of June 30, 2026, we had $339.9 million in cash and cash equivalents, excluding legally restricted customer cash deposits that we segregate from our operating cash balances. We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits. We expect our material cash requirements during the upcoming 12-month period to include $13.4 million of non-cancellable purchase obligations with marketing vendors, $4.6 million of minimum license and market access fees, and $2.8 million of lease payments. We also have $46.6 million of additional non-cancellable purchase obligations that will be due subsequent to the upcoming 12-month period. In addition, we will continue to pursue expansion into new markets, such as our recent expansion into Alberta, Canada, which is expected to require significant investments.
We are required to make payments equal to 85% of the tax benefits we realize in connection with the TRA. These obligations under the TRA, while mainly non-current in nature, reduce future operating cash flows as the associated tax benefits are realized. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made. Payments associated with the TRA liability are expected to include $0.8 million in the next 12 months and additional obligations of $238.9 million are expected subsequent to the upcoming 12-month period.
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
Surety Bonds
We had been issued $31.2 million and $31.3 million in surety bonds as of June 30, 2026 and December 31, 2025, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.5 million and $6.4 million in surety bonds as of June 30, 2026 and December 31, 2025, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of June 30, 2026 and December 31, 2025, we had no outstanding debt.
As of June 30, 2026 and December 31, 2025, we had an outstanding letter of credit for $9.3 million and $6.2 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
Stock Repurchase Program
On October 24, 2024, our Board of Directors authorized the repurchase of an aggregate of up to $50 million of our Class A Common Stock through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws (the “Stock Repurchase Program”).
On May 5, 2026, we and certain selling stockholders entered into an underwriting agreement with Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the underwriters, in connection with the secondary public offering of Class A common stock beneficially owned by Neil Bluhm, our Executive Chairman, Richard Schwartz, our Chief Executive Officer, and Mattias Stetz, our Chief Operating Officer or their respective trusts (collectively the “Selling Stockholders”). The Selling Stockholders exchanged certain of their RSILP Units and offered for sale 10.0 million shares of our Class A Common Stock at a price of $24.96 per share pursuant to our shelf registration statement on Form S-3 (File No. 333-252810). The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1.5 million shares of our Class A Common Stock, which the underwriters exercised in full. We did not receive any proceeds from the sale of shares by the selling stockholders. Following the offering, we were no longer considered a controlled company under applicable New York Stock Exchange rules.
In connection with the offering, we repurchased from the underwriters under the Stock Repurchase Program and immediately retired 1,153,846 shares of our Class A Common Stock at a purchase price of $24.96 per share, which was equal to the price paid by the underwriters to the selling stockholders in the offering, for an aggregate purchase price of approximately $28.8 million.
Upon the closing of this offering, the Stock Repurchase Program was replaced in its entirety by a new stock repurchase program approved by our Board of Directors, pursuant to which we are authorized to repurchase up to an aggregate of $100 million of our Class A Common Stock through open market purchase, privately negotiated transactions or other transactions in accordance with applicable securities laws.
During the three and six months ended June 30, 2025, we repurchased 234,397 and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $2.5 million during the three months ended June 30, 2025 and $7.6 million during the six months ended June 30, 2025, at an average price of $10.55 and $10.41, respectively. The repurchased shares were re-issued under our Equity Incentive Plan during the six months ended June 30, 2026. During the three and six months ended June 30, 2026, we repurchased 1,153,846 shares of Class A Common Stock pursuant to our Stock Repurchase Program. Class A Common Stock repurchased during the three and six months ended June 30, 2026 were immediately retired and were not held as treasury stock.

Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$72,172	$54,499
Net cash used in investing activities	(21,868)	(19,111)
Net cash used in financing activities	(61,451)	(33,851)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,380	7,659
Net change in cash, cash equivalents and restricted cash	$2,233	$9,196
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2026 increased by $17.7 million to $72.2 million, as compared to $54.5 million during the same period in 2025. The increase was primarily brought by higher period-over-period net income totaling $15.5 million and increase in non-cash expenses of $20.0 million, which was partially offset by changes in operating assets and liabilities of $17.8 million. The decrease in non-cash expenses was driven primarily by deferred income taxes and additional depreciation and amortization totaling $131.3 million and $2.5 million, respectively, which was partially offset by decrease in change in tax receivable agreement liability and share-based compensation expense totaling $113.0 million and $0.9 million, respectively.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2026 increased by $2.8 million to $21.9 million, as compared to $19.1 million during the same period in 2025. The increase reflects increased costs for internally developed software totaling $2.6 million and additional acquisitions of gaming licenses, other intangible assets and property and equipment totaling $1.3 million, $1.1 million and $0.2 million, respectively. This was partially offset by higher cash inflow from short-term investments totaling $2.2 million and lower period-over-period acquisition of developed technology totaling $0.2 million.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2026 increased by $27.6 million to $61.5 million, as compared to $33.9 million during the same period in 2025. The period-over-period increase primarily reflects increase in repurchases of Class A Common Stock, payments for employee taxes related to shares withheld and payments of tax receivable agreement liability totaling to $21.2 million, $6.3 million and $1.0 million, respectively. This was partially offset by decrease in principal payments of finance liabilities and increase in proceeds from exercise of stock options totaling $1.1 million and $1.0 million, respectively.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $13.4 million for the six months ended June 30, 2026 as compared to an increase of $7.7 million for the same period in 2025. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
There were no material changes during the quarter ended June 30, 2026, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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
Interest Rate Risk
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $342.7 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for less than 30% and 20% of our revenue for the six months ended June 30, 2026 and 2025, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2026.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the six months ended June 30, 2026. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.    Risk Factors.
Other than the risk factor below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report.
We are no longer considered a “controlled company” within the meaning of the New York Stock Exchange listing requirements. However, even though we are no longer a “controlled company,” we will continue to qualify for, and intend to rely on, exemptions from certain corporate governance requirements during a one-year transition period. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
We are no longer considered a “controlled company” for the purposes of the New York Stock Exchange. However, even though we are no longer a “controlled company,” we will continue to qualify for, and intend to rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.
For example, we are not subject to certain corporate governance requirements, including that a majority of our Board consists of “independent directors,” as defined under the rules of the New York Stock Exchange. In addition, we are not required to have a Nominating and Corporate Governance Committee or Compensation Committee that is composed entirely of independent directors. We intend to rely on certain of these independence exemptions throughout the one-year transition period. Accordingly, during the transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.
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
On May 5, 2026, we and certain selling stockholders entered into an underwriting agreement with Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the underwriters, in connection with the offer and sale of 10.0 million shares of our Class A Common Stock by the selling shareholders at a price of $24.96 per share pursuant to our shelf registration statement on Form S-3 (File No. 333-252810). The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 1.5 million shares of our Class A Common Stock, which the underwriters exercised in full. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
In connection with the offering, we repurchased from the underwriters under the Stock Repurchase Program and immediately retired 1,153,846 shares of our Class A Common Stock at a purchase price of $24.96 per share, which was equal to the price paid by the underwriters to the selling stockholders in the offering, for an aggregate purchase price of approximately $28.8 million.
Upon the closing of this offering, the Stock Repurchase Program was replaced by a new stock repurchase program approved by the Board, pursuant to which we are authorized to repurchase up to an aggregate of $100 million of our Class A Common Stock through open market purchase, privately negotiated transactions or other transactions in accordance with applicable securities laws.
The table below provides information with respect to repurchases of shares of our Class A Common Stock during the three months ended June 30, 2026 (amounts in thousands, except for share and per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	—	$—	—	$42,366
May 1 - May 31, 2026	1,153,846	$24.96	1,153,846	$63,566
June 1 - June 30, 2026	—	$—	—	$63,566
Total	1,153,846	$24.96	1,153,846
(1) The total number of shares purchased excludes any shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2) Average price paid per share includes broker commissions, but excludes excise tax.
(3) The shares were purchased under the Stock Repurchase Program, which was then replaced in its entirety with a new $100 million stock repurchase program approved by the Board in May 2026.

Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1*	Amendment to Second Amended and Restated Certificate of Incorporation of the Company.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
_____________________________________

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH STREET INTERACTIVE, INC.
July 30, 2026	By:	/s/ Kyle Sauers
Kyle Sauers
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)