Form 10-Q
period 2026-09-30
Rush Street Interactive, Inc.
filed 2026-10-29
CIK 1793659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 28, 2026, there were 114,931,862 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share, and 115,672,013 shares outstanding of the registrant’s Class V common stock, $0.0001 par value per share.

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
ii

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$381,910	$336,256
Restricted cash	4,001	4,248
Players’ receivables	14,938	15,859
Due from affiliates	18,549	19,947
Prepaid expenses and other current assets	36,768	30,481
Total current assets	456,166	406,791

Intangible assets, net	81,630	76,436
Property and equipment, net	9,142	7,740
Deferred tax assets, net	273,018	157,862
Other assets	8,649	9,683
Total assets	$828,605	$658,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,487	$41,585
Accrued expenses	97,804	81,514
Players’ liabilities	50,123	47,669
Other current liabilities	26,436	39,506
Total current liabilities	205,850	210,274

Tax receivable agreement liability, non-current	243,389	128,819
Other non-current liabilities	16,993	15,928
Total liabilities	466,232	355,021

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 115,955,422 and 100,691,255 shares issued as of September 30, 2026 and December 31, 2025, respectively; 115,348,275 and 99,958,236 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	12	10
Class V common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 115,830,345 and 129,609,532 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12	13
Treasury stock, at cost; 607,147 and 733,019 shares as of September 30, 2026 and December 31, 2025, respectively	(6,750)	(3,177)
Additional paid-in capital	264,708	251,579
Accumulated other comprehensive income	7,497	1,431
Accumulated deficit	(70,171)	(102,621)
Total stockholders’ equity attributable to Rush Street Interactive, Inc.	195,308	147,235

Non-controlling interests	167,065	156,256
Total stockholders’ equity	362,373	303,491
Total liabilities and stockholders’ equity	$828,605	$658,512
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$385,851	$277,911	$1,149,988	$809,535

Operating costs and expenses
Costs of revenue	245,434	183,466	737,746	528,496
Sales and marketing	56,001	39,043	153,278	118,314
General and administrative	29,614	25,746	93,355	74,505
Depreciation and amortization	12,149	10,188	33,950	29,506
Total operating costs and expenses	343,198	258,443	1,018,329	750,821
Income from operations	42,653	19,468	131,659	58,714

Other income (expense)
Interest income, net	4,137	2,555	10,569	6,435
Change in tax receivable agreement liability	—	—	—	(113,037)
Total other income (expense)	4,137	2,555	10,569	(106,602)
Income (loss) before income taxes	46,790	22,023	142,228	(47,888)

Income tax expense (benefit)	18,118	7,177	58,050	(102,775)
Net income	28,672	14,846	84,178	54,887
Net income attributable to non-controlling interests	16,838	8,791	51,728	26,825
Net income attributable to Rush Street Interactive, Inc.	$11,834	$6,055	$32,450	$28,062

Earnings per common share attributable to Rush Street Interactive, Inc. – basic	$0.10	$0.06	$0.30	$0.30
Weighted average common shares outstanding – basic	115,708,955	96,223,133	109,657,744	95,051,128
Earnings per common share attributable to Rush Street Interactive, Inc. – diluted	$0.10	$0.06	$0.28	$0.23
Weighted average common shares outstanding – diluted	120,847,062	236,373,831	114,358,682	234,958,924
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$28,672	$14,846	$84,178	$54,887

Other comprehensive income
Foreign currency translation adjustment, net of tax	2,676	3,683	13,087	9,759
Comprehensive income	31,348	18,529	97,265	64,646
Comprehensive income attributable to non-controlling interests	18,371	11,185	59,516	33,214
Comprehensive income attributable to Rush Street Interactive, Inc.	$12,977	$7,344	$37,749	$31,432
See accompanying notes to unaudited condensed consolidated financial statements.

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands except for share data)

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	100,691,255	$10	129,609,532	$13	733,019	$(3,177)	$251,579	$1,431	$(102,621)	$147,235	$156,256	$303,491
Share-based compensation expense	—	—	—	—	—	—	2,973	—	—	2,973	3,718	6,691
Issuance of Class A Common Stock upon exercise of stock options	63,223	—	—	—	—	—	180	—	—	180	225	405
Issuance of Class A Common Stock and treasury stock under the equity compensation plan, net of shares withheld for employee taxes	1,869,199	—	—	—	(733,019)	3,177	(16,553)	—	—	(13,376)	(16,730)	(30,106)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	560,518	—	(560,518)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	802	—	802	1,359	2,161
Tax impact of equity transactions	—	—	—	—	—	—	9,703	—	—	9,703	—	9,703
Net income	—	—	—	—	—	—	—	—	9,070	9,070	17,141	26,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	2,472	67	—	2,539	(2,539)	—
Balance at March 31, 2026 (Unaudited)	103,184,195	10	129,049,014	13	—	—	250,354	2,300	(93,551)	159,126	159,430	318,556
Share-based compensation expense	—	—	—	—	—	—	3,646	—	—	3,646	3,672	7,318
Issuance of Class A Common Stock upon exercise of stock options	157,424	—	—	—	—	—	286	—	—	286	289	575
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	532,019	1	—	—	—	—	(181)	—	—	(180)	(181)	(361)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	12,743,669	1	(12,743,669)	(1)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	3,354	—	3,354	4,896	8,250
Tax impact of equity transactions	—	—	—	—	—	—	5,253	—	—	5,253	—	5,253
Repurchase and retirement of Class A Common Stock	(1,153,846)	—	—	—	—	—	(14,348)	—	—	(14,348)	(14,452)	(28,800)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,198)	(1,198)
Net income	—	—	—	—	—	—	—	—	11,546	11,546	17,749	29,295
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	15,706	687	—	16,393	(16,393)	—
Balance at June 30, 2026 (Unaudited)	115,463,461	12	116,305,345	12	—	—	260,716	6,341	(82,005)	185,076	153,812	338,888
Share-based compensation expense	—	—	—	—	—	—	3,699	—	—	3,699	3,715	7,414
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	16,961	—	—	—	—	—	(129)	—	—	(129)	(130)	(259)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	475,000	—	(475,000)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,143	—	1,143	1,533	2,676
Tax impact of equity transactions	—	—	—	—	—	—	216	—	—	216	—	216
Repurchase of Class A Common Stock	—	—	—	—	607,147	(6,750)	—	—	—	(6,750)	(6,778)	(13,528)
Tax distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,706)	(1,706)
Net income	—	—	—	—	—	—	—	—	11,834	11,834	16,838	28,672
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	206	13	—	219	(219)	—
Balance at September 30, 2026 (Unaudited)	115,955,422	$12	115,830,345	$12	607,147	$(6,750)	$264,708	$7,497	$(70,171)	$195,308	$167,065	$362,373

	Class A Common Stock		Class V Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity Attributable to RSI	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	90,511,441	$9	135,748,023	$13	—	$—	$217,675	$(3,090)	$(135,929)	$78,678	$119,638	$198,316
Share-based compensation expense	—	—	—	—	—	—	3,665	—	—	3,665	5,148	8,813
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	2,684,333	—	—	—	—	—	(9,293)	—	—	(9,293)	(13,051)	(22,344)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	2,313,287	—	(2,313,287)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,864	—	1,864	2,663	4,527
Repurchase of Class A Common Stock	—	—	—	—	498,622	(2,147)	—	—	—	(2,147)	(3,015)	(5,162)
Net income	—	—	—	—	—	—	—	—	5,319	5,319	5,892	11,211
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	3,327	(103)	—	3,224	(3,224)	—
Balance at March 31, 2025 (Unaudited)	95,509,061	9	133,434,736	13	498,622	(2,147)	215,374	(1,329)	(130,610)	81,310	114,051	195,361
Share-based compensation expense	—	—	—	—	—	—	2,543	—	—	2,543	3,555	6,098
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	283,307	—	—	—	—	—	(80)	—	—	(80)	(112)	(192)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	210,000	—	(210,000)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	217	—	217	1,332	1,549
Tax impact of equity transactions	—	—	—	—	—	—	23,067	—	—	23,067	—	23,067
Repurchase of Class A Common Stock	—	—	—	—	234,397	(1,030)	—	—	—	(1,030)	(1,442)	(2,472)
Net income	—	—	—	—	—	—	—	—	16,688	16,688	12,142	28,830
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	221	(2)	—	219	(219)	—
Balance at June 30, 2025 (Unaudited)	96,002,368	9	133,224,736	13	733,019	(3,177)	241,125	(1,114)	(113,922)	122,934	129,307	252,241
Share-based compensation expense	—	—	—	—	—	—	2,708	—	—	2,708	3,671	6,379
Issuance of Class A Common Stock under the equity compensation plan, net of shares withheld for employee taxes	139,182	1	—	—	—	—	(832)	—	—	(831)	(1,127)	(1,958)
Issuance of Class A Common Stock upon RSILP Unit Exchanges	1,653,905	—	(1,653,905)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,289	—	1,289	2,394	3,683
Tax impact of equity transactions	—	—	—	—	—	—	(826)	—	—	(826)	—	(826)
Net income	—	—	—	—	—	—	—	—	6,055	6,055	8,791	14,846
Allocation of equity and non-controlling interests upon changes in RSILP ownership	—	—	—	—	—	—	1,742	7	—	1,749	(1,749)	—
Balance at September 30, 2025 (Unaudited)	97,795,455	$10	131,570,831	$13	733,019	$(3,177)	$243,917	$182	$(107,867)	$133,078	$141,287	$274,365

RUSH STREET INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$84,178	$54,887
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	33,950	29,506
Share-based compensation expense	21,423	21,290
Deferred income taxes	15,490	(121,409)
Noncash lease expense	875	740
Change in tax receivable agreement liability	—	113,037
Changes in operating assets and liabilities:
Players’ receivables	1,169	(6,603)
Due from affiliates	1,398	804
Prepaid expenses and other assets	(6,072)	(4,506)
Accounts payable, accrued expenses and other liabilities	(10,988)	4,087
Players’ liabilities	1,911	4,082
Net cash provided by operating activities	143,334	95,915

Cash flows from investing activities
Internally developed software costs	(23,746)	(21,612)
Acquisition of license fee intangible assets	(5,069)	(3,178)
Acquisition of other intangible assets	(4,980)	(2,458)
Purchases of property and equipment	(1,482)	(590)
Proceeds from short-term investments	1,219	—
Purchases of short-term investments	—	(1,029)
Net cash used in investing activities	(34,058)	(28,867)

Cash flows from financing activities
Payments for employee taxes related to shares withheld	(30,940)	(24,400)
Class A Common Stock repurchased and retired	(28,800)	—
Class A Common Stock repurchased to treasury	(13,528)	(7,634)
Principal payments of finance leases and other financing obligations	(5,112)	(2,369)
Tax distributions to non-controlling interests	(2,904)	—
Payments of tax receivable agreement liability	(1,066)	—
Proceeds from exercise of stock options	980	—
Net cash used in financing activities	(81,370)	(34,403)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,501	12,152

Net change in cash, cash equivalents and restricted cash	45,407	44,797
Cash, cash equivalents and restricted cash, at the beginning of the period (1)	340,504	232,756
Cash, cash equivalents and restricted cash, at the end of the period (1)	$385,911	$277,553

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$—	$487
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$2,828	$3,482
Allocation of equity and non-controlling interests upon changes in RSILP ownership	$19,151	$5,192
Employee tax liability related to shares withheld in Other Current Liabilities	$149	$1,921
Investing activities in Accounts Payable and Accrued Expenses	$643	$336
Acquisition of license fee intangible assets through recognition of a financing obligation	$2,038	$—
Re-issuance of treasury stock under the equity compensation plan	$7,634	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37,659	$29,369
Cash paid for interest	$618	$695
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
2.Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, comprehensive income and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 18, 2026.
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future period.
The Company consolidates the financial results of RSILP and reports a non-controlling interest representing the economic interest in RSILP held by the other members of RSILP. As of September 30, 2026, the Company and non-controlling interests owned 49.90% and 50.10% of RSILP, respectively. As of December 31, 2025, the Company and non-controlling interests owned 43.54% and 56.46% of RSILP, respectively.
The Company’s significant accounting policies are described in the Company’s 2025 Annual Report on Form 10-K. Any significant changes to those policies during the three and nine months ended September 30, 2026 are described below.
Internally Developed Software
Software that is developed for internal use is accounted for pursuant to Accounting Standards Codification (“ASC”) 350-40, Intangibles, Goodwill and Other - Internal-Use Software. Effective January 1, 2026, the Company early adopted Accounting Standards Update (“ASU”) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, on a prospective basis. The amendments remove references to sequential development stages so the capitalization criteria apply regardless of development method and incorporate guidance on website development costs into ASC 350-40. The adoption did not have a material impact on the Company’s condensed consolidated financial statements. Under the amended guidance, qualifying costs incurred to develop internal-use software are capitalized when (i) management authorizes and commits to funding the project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. In evaluating the second criterion, the Company considers whether significant development uncertainty exists, which must be resolved before capitalization begins. Capitalized costs include compensation for employees who develop internal-use software and external costs related to development and implementation of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Internally developed software is amortized using the straight-line method over an estimated useful life of

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
three years. All other expenditures, including those incurred to maintain an intangible asset’s current level of performance, are expensed as incurred.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.
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
3.Revenue Recognition
The Company’s revenue from contracts with customers is derived from online casino, online sports betting, retail sports betting and social gaming.
Disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Online casino and online sports betting	$384,458	$276,119	$1,145,548	$804,520
Retail sports betting	421	538	1,129	1,329
Social gaming	972	1,254	3,311	3,686
Total revenue	$385,851	$277,911	$1,149,988	$809,535
Revenue by geographic region for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
United States and Canada	$279,369	$244,373	$847,815	$701,848
Latin America, including Mexico	106,482	33,538	302,173	107,687
Total revenue	$385,851	$277,911	$1,149,988	$809,535
Deferred revenue associated with online casino and online sports betting revenue and retail sports betting revenue includes unsettled customer bets and is included within players’ liabilities in the condensed consolidated balance sheets. Deferred revenue balances as of September 30, 2026 and December 31, 2025 were $12.8 million and $11.7 million, respectively. Deferred revenue that existed as of December 31, 2025 that remained unrecognized as of September 30, 2026 was immaterial. Deferred revenue balances as of September 30, 2025 and December 31, 2024 were $12.5 million and $10.8 million, respectively. Deferred revenue that existed as of December 31, 2024 that remained unrecognized as of September 30, 2025 was immaterial.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Prepaid Expenses and Other Assets
The Company has the following prepaid expenses and other assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Prepaid Expenses and Other Current Assets	Other Assets	Prepaid Expenses and Other Current Assets	Other Assets
Prepaid expenses	$15,748	$996	$9,492	$1,305
Certificates of deposits	5,649	1,843	6,192	1,540
Operating lease assets	—	2,215	—	3,056
Other	15,371	3,595	14,797	3,782
Total	$36,768	$8,649	$30,481	$9,683

5.Long-Lived Assets
Intangible Assets, Net
The Company has the following intangible assets, net as of September 30, 2026 and December 31, 2025:

($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
License Fees
September 30, 2026	$59,524	$(33,276)	$26,248
December 31, 2025	$52,262	$(26,305)	$25,957

Internally Developed Software
September 30, 2026	$120,670	$(73,931)	$46,739
December 31, 2025	$96,898	$(53,272)	$43,626

Other Intangible Assets(1)
September 30, 2026	$21,594	$(12,951)	$8,643
December 31, 2025	$16,374	$(9,521)	$6,853
_____________________________
(1)Other intangible assets include developed technology, trademarks, media content, customer lists and software licenses.
Amortization expense was $11.1 million and $30.9 million for the three and nine months ended September 30, 2026, respectively, compared to amortization expense of $9.2 million and $26.5 million for the same respective periods in 2025.
Property and Equipment, net
Property and equipment, net as of September 30, 2026 and December 31, 2025 was $9.1 million and $7.7 million, respectively. Included within property and equipment, net are finance lease right-of-use assets of $6.3 million and $5.3 million as of September 30, 2026 and December 31, 2025, respectively.
The Company recorded depreciation expense on property and equipment of $0.4 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, consistent with the same respective periods in 2025. The Company recorded amortization expense on finance lease right-of-use assets of $0.6 million and $1.9 million for the three and nine months ended September 30, 2026, respectively, compared to $0.6 million and $1.8 million for the same respective periods in 2025.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Accrued Expenses and Other Liabilities
The Company has the following accrued expenses as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Accrued operating expenses	$50,003	$39,311
Accrued marketing expenses	20,196	20,689
Accrued compensation and related expenses	19,245	18,120
Accrued administrative expenses	7,630	2,690
Accrued other expenses	730	704
Total accrued expenses	$97,804	$81,514
The Company has the following other current and non-current liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Other Current Liabilities	Other Non-current Liabilities	Other Current Liabilities	Other Non-current Liabilities
Income tax payable	$18,024	$—	$11,404	$—
Deferred royalty liabilities	1,532	9,666	1,838	8,742
Finance lease liabilities	1,550	977	1,434	1,954
Operating lease liabilities	941	1,042	991	1,753
Other taxes payable(1)	641	—	20,816	—
Other	3,748	5,308	3,023	3,479
Total	$26,436	$16,993	$39,506	$15,928
____________________________
(1)Includes value-added taxes and certain withholding taxes payable to local tax authorities.
7.    Stockholders’ Equity
Non-Controlling Interests
Non-controlling interests represent the Class A Common Units of RSILP (the “RSILP Units”) held by holders other than the Company.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-controlling interests owned 50.10% and 56.46% of the RSILP Units outstanding as of September 30, 2026 and December 31, 2025, respectively. The table below illustrates a rollforward of the non-controlling interests’ ownership during the nine months ended September 30, 2026:

Non-Controlling Interest %
Non-controlling interests ownership % as of December 31, 2025:	56.46%
Issuance of Class A Common Stock upon RSILP Unit Exchanges	(5.93)%
Issuance of Class A Common Stock and treasury stock under the equity compensation plan, net of shares withheld for employee taxes	(0.76)%
Issuance of Class A Common Stock in connection with the exercise of stock options	(0.05)%
Repurchase and retirement of Class A Common Stock	0.25%
Repurchase of Class A Common Stock	0.13%
Non-controlling interests ownership % as of September 30, 2026:	50.10%
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
Stock Repurchases
Secondary Offering
On May 5, 2026, the Company and certain selling stockholders entered into an underwriting agreement with Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the underwriters, in connection with the secondary public offering of the Company’s Class A Common Stock (the “Class A Common Stock”) beneficially owned by Neil Bluhm, the Company’s Executive Chairman, Richard Schwartz, the Company’s Chief Executive Officer, and Mattias Stetz, the Company’s Chief Operating Officer or their respective trusts (collectively, the “Selling Stockholders”). The Selling Stockholders exchanged certain of their RSILP Units and offered for sale 10.0 million shares of the Class A Common Stock at a price of $24.96 per share pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252810). The Selling Stockholders also granted the underwriters a 30-day option to purchase up to an additional 1.5 million shares of the Class A Common Stock, which the underwriters exercised in full. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Following the offering, the Company is no longer considered a controlled company under applicable New York Stock Exchange rules.
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
Upon the closing of this offering, the Stock Repurchase Program was replaced by a new stock repurchase program approved by the Board of Directors, pursuant to which the Company is authorized to repurchase up to an aggregate of $100 million of the Class A Common Stock through open market purchase, privately negotiated transactions or other transactions in accordance with applicable securities laws (the “2026 Stock Repurchase Program”).

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
During the three and nine months ended September 30, 2026, the Company repurchased an aggregate of 607,147 and 1,760,993 shares, respectively, of Class A Common Stock under the applicable stock repurchase program at that time. The aggregate purchase price was approximately $13.5 million during the three months ended September 30, 2026 and $42.3 million during the nine months ended September 30, 2026, at an average price of $22.28 and $24.04, respectively. Of the Class A Common Stock repurchased, nil and 1,153,846 shares were immediately retired during the three and nine months ended September 30, 2026, respectively, and were not held as treasury stock.
During the three and nine months ended September 30, 2025, the Company repurchased nil and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $7.6 million during the nine months ended September 30, 2025 at an average price of $10.41. The repurchased shares were re-issued under the Company’s equity incentive plan during the nine months ended September 30, 2026.
Net Share Settlement of Equity-based Awards
During the three and nine months ended September 30, 2026, the Company withheld 11,237 and 1,544,075 shares, respectively, of its Class A Common Stock associated with the tax withholding obligations due from employees upon the vesting of equity-based awards, as compared to 90,408 and 1,809,314 shares for the same respective periods in 2025, The shares were withheld at an average price of $23.13 and $19.90 per share during the three and nine months ended September 30, 2026, respectively, as compared to $21.67 and $13.54 for the same respective periods in 2025. The total cost of the net shares withheld for employee taxes was approximately $0.3 million and $30.7 million during the three and nine months ended September 30, 2026, respectively, as compared to $2.0 million and $24.5 million for the same respective periods in 2025, and was accounted for as a reduction in additional paid-in capital.
Tax Impact of Equity Transactions
During the three and nine months ended September 30, 2026 and 2025, the tax impact of equity transactions in the condensed consolidated statement of changes in stockholders’ equity includes the tax impact of RSILP Unit exchanges completed during the period and the tax effects associated with the vesting of share-based compensation awards.
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

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes RSUs granted and their aggregate grant-date fair values during the nine months ended September 30, 2026 and 2025 (amounts in thousands, except for unit amounts):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of Units	Fair Value	Number of Units	Fair Value
Time-based RSUs	865,283	$17,589	866,796	$9,675
Performance-based RSUs	342,253	6,931	—	—
Market-based RSUs	171,116	5,279	423,269	6,040
Total	1,378,652	$29,799	1,290,065	$15,715
The following assumptions were used in estimating the grant-date fair value of RSUs with market conditions based on a Monte Carlo simulation model:

	Nine Months Ended September 30,
	2026	2025
Volatility rate	56.00%	62.75%
Risk-free interest rate	3.69%	4.00%
Average expected life (in years)	2.8	2.8
Dividend yield	None	None
Stock price at grant date	$20.19	$10.70
RSU activity for the nine months ended September 30, 2026 was as follows:

	Number of units	Weighted-average grant price
Unvested balance at December 31, 2025	5,059,700	$8.94
Granted	1,378,652	21.61
Vested(1)	(1,607,153)	7.08
Forfeited	(17,473)	8.12
Unvested balance at September 30, 2026	4,813,726	$13.19
______________________________
(1)Includes 56,728 RSUs that vested during the nine months ended September 30, 2026 but the resulting shares of Class A Common Stock have not yet been issued. As of September 30, 2026, there were 122,558 RSUs that vested for which the resulting shares of Class A Common Stock were not issued.
The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025 was $21.61 and $12.18, respectively. The aggregate grant date fair value of RSUs vested during the three and nine months ended September 30, 2026 was approximately $0.2 million and $11.4 million, respectively, compared to $1.0 million and $21.0 million for the same respective periods in 2025.
As of September 30, 2026, the Company had unrecognized share-based compensation expense related to RSUs of $44.1 million. The outstanding RSUs had a remaining weighted-average vesting period of 1.11 years as of September 30, 2026.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company granted nil and 344,391 stock options during the nine months ended September 30, 2026 and 2025, respectively. The estimated grant date fair value of stock options for the nine months ended September 30, 2025 was determined using a Black-Scholes valuation model using the following weighted-average assumptions:

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
Stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of options	Weighted-average exercise price
Outstanding balance at December 31, 2025	2,804,841	$5.33
Granted	—	—
Exercised	(220,647)	4.45
Forfeited	—	—
Outstanding balance at September 30, 2026	2,584,194	$5.40

Exercisable balance at September 30, 2026	2,165,061	$4.80
The weighted-average grant-date fair value and aggregate fair value of stock options granted during the nine months ended September 30, 2025 were $6.70 and $2.3 million, respectively. The aggregate grant date fair value of stock options vested during the three and nine months ended September 30, 2026 was nil and $2.2 million, respectively, compared to $0.6 million and $2.2 million for the same respective periods in 2025. The outstanding stock options and exercisable stock options as of September 30, 2026 had an intrinsic value of $38.6 million and $33.6 million, respectively. During the nine months ended September 30, 2026, the total intrinsic value of stock options exercised was $3.5 million. No stock options were exercised during the nine months ended September 30, 2025.
As of September 30, 2026, the Company had unrecognized share-based compensation expense related to stock options of $1.4 million. The outstanding options had a remaining weighted-average vesting period of 0.66 years as of September 30, 2026.
Share-based Compensation Expense
Share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Costs of revenue	$87	$81	$239	$223
Sales and marketing	1,318	969	3,785	5,248
General and administrative	6,009	5,329	17,399	15,819
Total share-based compensation expense	$7,414	$6,379	$21,423	$21,290

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Income Taxes
Income tax expense (benefit) for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Income tax expense (benefit)	$18,118	$7,177	$58,050	$(102,775)
The Company recognized a federal, state and foreign income tax expense of $18.1 million and $58.1 million during the three and nine months ended September 30, 2026, respectively, compared to an income tax expense (benefit) of $7.2 million and $(102.8) million during the same respective periods in 2025. The effective tax rates for the three and nine months ended September 30, 2026 were 38.7% and 40.8%, respectively, and were 32.6% and 214.6% during the same respective periods in 2025. The difference between the Company’s year-to-date effective tax rate and the U.S. statutory tax rate of 21% was primarily due to non-taxable income (loss) attributable to non-controlling interest, valuation allowance recorded on foreign tax credits, income tax rate differences related to the Company’s foreign operations, and non-deductible expenses.
On a quarterly basis, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax asset and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. For purposes of forecasting taxable income, the Company relied on historical pre-tax earnings trends and incorporated assumptions about future performance that are expected to impact pre-tax results. The Company did not recognize all U.S. deferred tax assets because the Company determined that a portion of excess income tax basis in RSILP will only reverse upon the occurrence of certain events, such as a sale of the Company’s interest in RSILP, none of which are expected to occur in the foreseeable future. As of September 30, 2026, the valuation allowance on U.S. deferred tax assets per the annualized effective tax rate computation is $88.7 million.
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
In 2025, based primarily on the three-year cumulative income analysis and anticipated future earnings, management determined that it is more likely than not that the Company will be able to utilize its deferred tax assets subject to the TRA. Based on the recognition of the deferred tax assets, the Company also recognized the TRA liability. The initial recognition of the TRA liability in 2025 resulted in change in tax receivable agreement liability in the condensed consolidated statement of operations. Subsequent recognition of additional TRA liability related to exchanges after June 30, 2025 of Retained RSILP Units is recorded as a reduction to additional paid-in capital. As of September 30, 2026 and December 31, 2025, the Company recognized a TRA liability of $244.1 million and $130.1 million (including $0.8 million classified as

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
current liability as of September 30, 2026 and $1.2 million as of December 31, 2025), respectively, based on tax benefits realized in the current and prior tax year. Change in tax receivable agreement liability was nil during the three and nine months ended September 30, 2026, compared to nil and $113.0 million during the same respective periods in 2025. The increase in the liability is primarily due to the issuance of Class A Common Stock upon RSILP Unit exchanges.

10.    Earnings Per Share
The basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$28,672	$14,846	$84,178	$54,887
Less: Net income attributable to non-controlling interests	16,838	8,791	51,728	26,825
Net income attributable to Rush Street Interactive, Inc. – basic	$11,834	$6,055	$32,450	$28,062

Effect of dilutive securities:
Increase to net income attributable to non-controlling interests	—	8,791	—	26,825
Net income attributable to Rush Street Interactive, Inc. – diluted	$11,834	$14,846	$32,450	$54,887

Denominator:
Weighted-average common shares outstanding – basic	115,708,955	96,223,133	109,657,744	95,051,128

Adjustments:
Incremental shares from assumed conversion of stock options and restricted stock units	5,138,107	7,869,982	4,700,938	6,700,806
Conversion of Weighted Average RSILP units to Class A Common Shares	—	132,280,716	—	133,206,990
Weighted-average common shares outstanding – diluted	120,847,062	236,373,831	114,358,682	234,958,924

Earnings per Class A Common Share - basic	$0.10	$0.06	$0.30	$0.30
Earnings per Class A Common Share - diluted	$0.10	$0.06	$0.28	$0.23
The Company’s Class V Common Stock does not participate in the Company’s earnings or losses and is therefore not a participating security. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excluded the following securities from its computation of diluted shares outstanding for the three and nine months ended September 30, 2026 and 2025 as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSILP Units(1)	115,990,399	—	122,035,568	—
Unvested RSUs	343,827	—	520,614	441,218
Outstanding Stock Options	—	—	—	15,605
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
The Company’s revenue, significant expenses and net income for its consolidated segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$385,851	$277,911	$1,149,988	$809,535
Less:
Costs of revenue(1)	245,347	183,385	737,507	528,273
Sales and marketing(1)	54,683	38,074	149,493	113,066
General and administrative(1)	23,605	20,417	75,956	58,686
Interest income	(4,542)	(3,014)	(11,187)	(7,130)
Interest expense	405	459	618	695
Depreciation and amortization	12,149	10,188	33,950	29,506
Income tax expense (benefit)	18,118	7,177	58,050	(102,775)
Other segment items(2)	7,414	6,379	21,423	134,327
Consolidated net income	$28,672	$14,846	$84,178	$54,887
_____________________________________
(1)    Excludes share-based compensation expense.
(2)    Other segment items include share-based compensation expense and change in tax receivable agreement liability.

RUSH STREET INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Related Parties

The Company’s related party transactions are described in more detail in the Company’s 2025 Annual Report on Form 10-K. Any significant changes to those related party relationships during the three and nine months ended September 30, 2026 are described below.
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

Royalties related to arrangements with affiliated casinos were $18.3 million and $59.6 million for the three and nine months ended September 30, 2026, respectively, and $17.9 million and $51.3 million for the same respective periods in 2025, which were net of any consideration received from the affiliated casino for reimbursable costs, as well as costs that are paid directly by the affiliate casino on the Company’s behalf. Receivables due from affiliated land-based casinos were $18.5 million and $19.9 million at September 30, 2026 and December 31, 2025, respectively. Revenue recognized relating to retail sports services provided to affiliated land-based casinos for the three and nine months ended September 30, 2026 and 2025 was not material to the condensed consolidated financial statements. Any payables due to the affiliated land-based casinos are netted against affiliate receivables to the extent a right of offset exists.

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
Other Contractual Obligations
The Company is a party to several non-cancelable contracts with vendors and licensors for marketing, other strategic partnership-related agreements and leases where the Company is obligated to make future minimum payments under the non-cancelable terms of these contracts as follows ($ in thousands):

From October 1, 2026 to December 31, 2026	$6,530
Year ending December 31, 2027	18,547
Year ending December 31, 2028	11,117
Year ending December 31, 2029	9,668
Year ending December 31, 2030	7,498
Thereafter	10,915
Total(1)	$64,275
_____________________________________

(1)
Includes obligations under license and market access commitments totaling $28.8 million, obligations under non-cancelable contracts with marketing and software vendors totaling $30.5 million and non-cancelable lease contracts totaling $5.0 million. Certain market access arrangements require the Company to make additional payments at a contractual milestone date if the market access fees paid through that milestone date do not meet a minimum contractual threshold. In these instances, the Company calculates the future minimum payment as the total milestone payment less any amounts already paid to the partner and includes such payments in the period in which the milestone date occurs.

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

Jurisdictions	Online Casino	Online Sports Betting	Retail Sports Betting
Domestic:
Arizona		✓
Colorado		✓
Delaware	✓	✓
Illinois		✓	✓
Indiana		✓	✓
Iowa		✓
Louisiana		✓
Maryland		✓	✓
Michigan	✓	✓	✓
New Jersey	✓	✓
New York		✓	✓
Ohio		✓
Pennsylvania	✓	✓	✓
Virginia		✓	✓
Washington			✓
West Virginia	✓	✓

International:
Canada, Alberta*	✓	✓
Canada, Ontario	✓	✓
Colombia	✓	✓
Mexico	✓	✓
Peru	✓	✓

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

The chart below presents our average MAUs in the United States and Canada for the nine months ended September 30, 2026 and 2025:
The increase in MAUs in the United States and Canada was mainly due to our continued growth and strong customer retention rates in existing markets and expansion into new markets such as Alberta. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts. We also experienced an increase in MAUs associated with increased player engagement during the 2026 FIFA World Cup.
The chart below presents our average MAUs in Latin America (including Mexico) for the nine months ended September 30, 2026 and 2025:
The increase in MAUs in Latin America was mainly due to our continued growth and strong customer retention rates in Colombia and Mexico. Additionally, we continue to achieve a positive response from our strategic advertising and marketing efforts. We also experienced an increase in MAUs associated with increased player engagement during the 2026 FIFA World Cup.

Average Revenue Per Monthly Active User
ARPMAU for the applicable period is defined as average revenue divided by average MAUs. ARPMAU for an applicable period is monthly revenue divided by average MAUs. This key metric represents our ability to drive usage and monetization of our online offerings.
The chart below presents our ARPMAU in the United States and Canada for the nine months ended September 30, 2026 and 2025:
The year-over-year decrease in ARPMAU was primarily attributable to the significant increase in MAUs during the same period. This trend reflects this influx of new players, who generally generate lower ARPMAU compared to more established players, thus reducing overall ARPMAU.

The chart below presents our ARPMAU in Latin America (including Mexico) for the nine months ended September 30, 2026 and 2025:
The year-over-year increase in ARPMAU in Latin America was primarily driven by a reduction in player bonusing during the nine months ended September 30, 2026. This decrease in player bonusing followed a ruling by the Colombian Constitutional Court that a presidential decree imposing a temporary value-added tax on online betting in Colombia, which became effective during the three months ended March 31, 2025, was unconstitutional. Additionally, favorable exchange rate fluctuations also contributed to the year-over-year increase in ARPMAU in Latin America.
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

The table below presents our Adjusted EBITDA reconciled from our net income, the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$28,672	$14,846	$84,178	$54,887

Interest income, net	(4,137)	(2,555)	(10,569)	(6,435)
Income tax expense (benefit)	18,118	7,177	58,050	(102,775)
Depreciation and amortization	12,149	10,188	33,950	29,506
Share-based compensation expense	7,414	6,379	21,423	21,290
Change in tax receivable agreement liability	—	—	—	113,037
Adjusted EBITDA	$62,216	$36,035	$187,032	$109,510
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
Costs and Expenses
Costs of Revenue. Costs of revenue consist primarily of (i) revenue share and market access fees, which are reduced by any consideration from the vendor, (ii) third-party platform and content fees, (iii) gaming taxes, (iv) payment processing fees and chargebacks and (v) salaries, bonuses, benefits and share-based compensation for dedicated personnel. These costs are primarily variable in nature and should, in large part, correlate with the change in revenue. Revenue share and market access fees consist primarily of variable amounts paid to local partners that hold the applicable gaming license, providing us the ability to offer our real-money online offerings in the respective jurisdictions. Our third-party platform and content fees are primarily driven by costs associated with third-party casino content, data and streaming, sports betting trading services, geolocation, know-your-customer and platform hosting. Gaming taxes include jurisdictional taxes that are determined based on a percentage of revenue (or similar metrics) or excise taxes that are determined based on bets placed.

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
Change in Tax Receivable Agreement Liability. The costs or adjustment to costs associated with the recognition of the TRA liability is recorded in Change in tax receivable agreement liability on the consolidated condensed statements of operations. This cost or adjustment reflects changes in the estimated future payments under the TRA attributable to RSILP Unit exchanges completed prior to June 30, 2025. These prior exchanges increased our tax basis in our share of RSILP’s underlying assets, giving rise to expected tax savings and corresponding TRA liability. RSILP Unit exchanges occurring after June 30, 2025 will not result in change in tax receivable agreement liability, as the associated increase in tax basis and the resulting TRA liability will be accounted for as equity transactions.
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

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue	$385,851	$277,911	$107,940	39%
Costs of revenue	245,434	183,466	61,968	34%
Sales and marketing	56,001	39,043	16,958	43%
General and administrative	29,614	25,746	3,868	15%
Depreciation and amortization	12,149	10,188	1,961	19%
Income from operations	42,653	19,468	23,185	119%
Interest income, net	4,137	2,555	1,582	62%
Income before income taxes	46,790	22,023	24,767	112%
Income tax expense	18,118	7,177	10,941	152%
Net income	$28,672	$14,846	$13,826	93%
Revenue. Revenue increased by $107.9 million, or 39%, to $385.8 million for the three months ended September 30, 2026 as compared to $277.9 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth across existing markets. The increase reflects higher period-over-period online casino and sports betting revenue of $108.3 million, which was partially offset by a decrease in social gaming revenue and retail sports betting of $0.3 million and $0.1 million, respectively.
Costs of Revenue. Costs of revenue increased by $62.0 million, or 34%, to $245.5 million for the three months ended September 30, 2026 as compared to $183.5 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth as noted above. Gaming taxes, payment processing costs, market access costs and operating expenses contributed $36.4 million, $8.9 million, $8.8 million and $6.4 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs contributing to the remaining $1.5 million. Costs of revenue as a percentage of revenue decreased to 64% for the three months ended September 30, 2026 as compared to 66% for the same period in 2025.
Sales and Marketing. Sales and marketing expense increased by $17.0 million, or 43%, to $56.0 million for the three months ended September 30, 2026 as compared to $39.0 million for the same period in 2025. The increase was primarily driven by higher marketing spend related to the 2026 FIFA World Cup, the new market launch in Alberta (Canada) and other strategic investments. Sales and marketing expense as a percentage of revenue increased to 15% for the three months ended September 30, 2026 as compared to 14% for the same period in 2025.
General and Administrative. General and administrative expense increased by $3.9 million, or 15%, to $29.6 million for the three months ended September 30, 2026 as compared to $25.7 million for the same period in 2025. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 8% for the three months ended September 30, 2026 as compared to 9% for the same period in 2025.
Depreciation and Amortization. Depreciation and amortization expense increased by $2.0 million, or 19%, to $12.2 million for the three months ended September 30, 2026 as compared to $10.2 million for the same period in 2025. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the three months ended September 30, 2026 as compared to 4% for the same period in 2025.
Interest Income, Net. Interest income, net, increased by $1.6 million, or 62%, to $4.2 million for the three months ended September 30, 2026 as compared to $2.6 million for the same period in 2025. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2025.
Income Tax Expense. Income tax expense increased by $10.9 million, or 152%, to $18.1 million for the three months ended September 30, 2026 as compared to $7.2 million for the same period in 2025. The increase in income tax expense was primarily attributable to the continued increase in profitability of our foreign operations for which both current and deferred taxes are recorded.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue	$1,149,988	$809,535	$340,453	42%
Costs of revenue	737,746	528,496	209,250	40%
Sales and marketing	153,278	118,314	34,964	30%
General and administrative	93,355	74,505	18,850	25%
Depreciation and amortization	33,950	29,506	4,444	15%
Income from operations	131,659	58,714	72,945	124%
Interest income, net	10,569	6,435	4,134	64%
Change in tax receivable agreement liability	—	(113,037)	113,037	(100)%
Income (Loss) before income taxes	142,228	(47,888)	190,116	(397)%
Income tax expense (benefit)	58,050	(102,775)	160,825	(156)%
Net income	$84,178	$54,887	$29,291	53%
Revenue. Revenue increased by $340.5 million, or 42%, to $1,150.0 million for the nine months ended September 30, 2026 as compared to $809.5 million for the same period in 2025. The increase was mainly due to and directly correlated with our continued growth across existing markets and expansion into new markets. The increase reflects higher period-over-period online casino and sports betting revenue of $341.1 million, which was partially offset by a decrease in social gaming revenue and retail sports betting revenue of $0.4 million and $0.2 million, respectively.
Costs of Revenue. Costs of revenue increased by $209.3 million, or 40%, to $737.8 million for the nine months ended September 30, 2026 as compared to $528.5 million for the same period in 2025. The increase was mainly due to and directly correlated with, our expansion and continued growth as noted above. Gaming taxes, market access costs, payment processing costs and operating expenses contributed $114.4 million, $37.2 million, $33.4 million and $22.5 million, respectively, to the period-over-period increase in costs of revenue, with personnel costs contributing to the remaining $1.8 million. Costs of revenue as a percentage of revenue decreased to 64% for the nine months ended September 30, 2026 as compared to 65% for the same period in 2025.
Sales and Marketing. Sales and Marketing expense increased by $35.0 million, or 30%, to $153.3 million for the nine months ended September 30, 2026 as compared to $118.3 million for the same period in 2025. The increase was primarily driven by higher marketing spend related to the 2026 Olympic Winter Games and the 2026 FIFA World Cup, the new market launch in Alberta (Canada), and other strategic investments. Sales and marketing expense as a percentage of revenue decreased to 13% for the nine months ended September 30, 2026 as compared to 15% for the same period in 2025.
General and Administrative. General and administrative expense increased by $18.9 million, or 25%, to $93.4 million for the nine months ended September 30, 2026 as compared to $74.5 million for the same period in 2025. The increase was primarily due to higher personnel and other administrative costs, which is consistent with the ongoing growth of our business. General and administrative expense as a percentage of revenue decreased to 8% for the nine months ended September 30, 2026 as compared to 9% for the same period in 2025.
Depreciation and Amortization. Depreciation and amortization expense increased by $4.4 million, or 15%, to $33.9 million for the nine months ended September 30, 2026 as compared to $29.5 million for the same period in 2025. The increase was mainly due to additional costs to acquire internally developed software and other definite-lived intangible assets. Depreciation and amortization expense as a percentage of revenue decreased to 3% for the nine months ended September 30, 2026 as compared to 4% for the same period in 2025.
Change in Tax Receivable Agreement Liability. Change in tax receivable agreement liability decreased by $113.0 million to nil for the nine months ended September 30, 2026. The decrease was associated with our initial recognition of a TRA liability upon realization of future tax benefits associated with the TRA during the nine months ended September 30, 2025.
Interest Income, Net. Interest income increased by $4.1 million, or 64%, to $10.5 million for the nine months ended September 30, 2026 as compared to $6.4 million for the same period in 2025. The increase in interest income was mainly attributed to higher amounts of cash held in interest-bearing accounts and money market funds as compared to the same period in 2025.
Income Tax Expense (Benefit). Income tax expense was $58.1 million for the nine months ended September 30, 2026 as compared to income tax benefit of $102.8 million for the same period in 2025. Income tax expense during the nine months ended September 30, 2026 was primarily attributable to the continued increase in profitability of our foreign operations for which both current and deferred taxes are recorded while income tax benefit during the nine months ended September 30, 2025 was primarily attributable to the release of a valuation allowance as it is more likely than not that some portion of the deferred asset will be realized.
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
As of September 30, 2026, we had $381.9 million in cash and cash equivalents, excluding legally restricted customer cash deposits that we segregate from our operating cash balances. We intend to continue to finance our operations without third-party debt and entirely from operating cash flows and cash on our balance sheet.
Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our personnel’s compensation and benefits. We expect our material cash requirements during the upcoming 12-month period to include $15.3 million of non-cancellable purchase obligations with marketing and software vendors, $4.2 million of minimum license and market access fees, and $2.8 million of lease payments. We also have $42.0 million of additional non-cancellable purchase obligations that will be due subsequent to the upcoming 12-month period. In addition, we will continue to pursue expansion into new markets, such as our recent expansion into Alberta, Canada, which is expected to require significant investments.
We are required to make payments equal to 85% of the tax benefits we realize in connection with the TRA. These obligations under the TRA, while mainly non-current in nature, reduce future cash flows as the associated tax benefits are realized. Although the actual timing and amount of any payments made under the TRA will vary, such payments may be significant. Any payments made under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that payments required under the TRA are unable to be made for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. To date, no material payments under the TRA have been made. Payments associated with the TRA liability are expected to include $0.8 million in the next 12 months and additional obligations of $243.3 million are expected subsequent to the upcoming 12-month period.
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

Surety Bonds
We had been issued $32.1 million and $31.3 million in surety bonds as of September 30, 2026 and December 31, 2025, respectively, that are used to satisfy regulatory requirements related to securing cash held for the benefit of customers.
We had been issued $6.5 million and $6.4 million in surety bonds as of September 30, 2026 and December 31, 2025, respectively, to satisfy regulatory requirements necessary to operate in certain jurisdictions.
There have been no claims against any of our surety bonds and the likelihood of future claims is expected to be remote.
Debt and Letters of Credit
As of September 30, 2026 and December 31, 2025, we had no outstanding debt.
As of September 30, 2026 and December 31, 2025, we had an outstanding letter of credit for $9.3 million and $6.2 million, respectively, in connection with our operations in Colombia, for which no amounts had been drawn.
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
Upon the closing of this offering, the Stock Repurchase Program was replaced in its entirety by a new stock repurchase program approved by our Board of Directors, pursuant to which we are authorized to repurchase up to an aggregate of $100 million of our Class A Common Stock through open market purchase, privately negotiated transactions or other transactions in accordance with applicable securities laws (the “2026 Stock Repurchase Program”).
During the three and nine months ended September 30, 2026, we repurchased 607,147 and 1,760,993 shares, respectively, of Class A Common Stock under the applicable stock repurchase program at that time. The aggregate purchase price was approximately $13.5 million during the three months ended September 30, 2026 and $42.3 million during the nine months ended September 30, 2026, at an average price of $22.28 and $24.04, respectively. Of the Class A Common Stock repurchased, nil and 1,153,846 shares were immediately retired during the three and nine months ended September 30, 2026, respectively, and were not held as treasury stock.
During the three and nine months ended September 30, 2025, we repurchased nil and 733,019 shares, respectively, of Class A Common Stock pursuant to the Stock Repurchase Program. The aggregate purchase price was approximately $7.6 million during the nine months ended September 30, 2025 at an average price of $10.41. The repurchased shares were re-issued under the Company’s equity incentive plan during the nine months ended September 30, 2026.

Cash Flows
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$143,334	$95,915
Net cash used in investing activities	(34,058)	(28,867)
Net cash used in financing activities	(81,370)	(34,403)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,501	12,152
Net change in cash, cash equivalents and restricted cash	$45,407	$44,797
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $47.3 million to $143.3 million, as compared to $95.9 million during the same period in 2025. The increase was primarily brought by higher period-over-period net income totaling $29.3 million and increase in non-cash expenses of $28.5 million, which was partially offset by changes in operating assets and liabilities of $10.5 million. The increase in non-cash expenses was driven primarily by deferred income taxes, additional depreciation and amortization, share-based compensation and noncash lease expense totaling $136.9 million, $4.4 million, $0.1 million and $0.1 million, respectively, which was partially offset by decrease in change in tax receivable agreement liability totaling $113.0 million.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2026 increased by $5.2 million to $34.1 million, as compared to $28.9 million during the same period in 2025. The increase reflects increased costs for acquiring other intangible assets, internally developed software, license fee assets and property and equipment totaling $2.5 million, $2.1 million, $1.9 million and $0.9 million, respectively. This was partially offset by higher cash inflow from short-term investments totaling $2.2 million.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2026 increased by $47.0 million to $81.4 million, as compared to $34.4 million during the same period in 2025. The period-over-period increase primarily reflects increase in repurchases of Class A Common Stock, payments for employee taxes related to shares withheld, tax distributions to non-controlling interests, finance leases and other financing obligations, and payments of tax receivable agreement liability totaling to $34.7 million, $6.6 million, $2.9 million, $2.7 million and $1.1 million, respectively. This was partially offset by increase in proceeds from exercise of stock options totaling $1.0 million.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $17.5 million for the nine months ended September 30, 2026 as compared to an increase of $12.2 million for the same period in 2025. These changes were due to fluctuations in foreign currency exchange rates (primarily the Colombian Peso) from period to period.
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
There were no material changes during the quarter ended September 30, 2026, to the critical accounting policies and estimates discussed in our Annual Report. For a more complete discussion of our critical accounting policies and estimates, refer to our Annual Report.
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

Interest Rate Risk
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $385.9 million, which consisted primarily of bank deposits, certificates of deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, due to the relatively short-term nature of these instruments, historical fluctuations of interest income have not been significant. The primary objective of our investment activities is to preserve principal and provide liquidity without significantly increasing risk. A 10% increase or decrease in the interest rates of these interest-earning instruments would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions in currencies other than the U.S. Dollar, which is our reporting and functional currency for a majority of our operations. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. Currently, we do not otherwise hedge our foreign exchange exposure but may consider doing so in the future. Our foreign currency exposure is primarily with respect to the Colombian Peso, the Canadian Dollar and the Mexican Peso. Markets with a functional currency other than the U.S. Dollar accounted for 31% and 19% of our revenue for the nine months ended September 30, 2026 and 2025, respectively. A 10% increase or decrease in the value of these currencies compared to the U.S. Dollar would not have a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026.
During the three months ended September 30, 2026, we converted a portion of our cash balances denominated in Colombian Pesos into U.S. Dollars. Because this cash remained in an entity with a Colombian Peso functional currency at September 30, 2026, we recorded a $4.3 million foreign currency remeasurement gain.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations as of and for the nine months ended September 30, 2026. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and operating results. In addition, our customers may experience inflationary pressures and rising costs. This could result in our customers having less disposable income, and thus they may reduce their spending on discretionary entertainment activities such as our products and services. Such a reduction in spending by our customers could harm our business, financial condition, revenues and operating results.
Item 4.    Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On October 9, 2025, Nathan Jennings (“Plaintiff”) filed a Verified Stockholder Class Action Complaint (“Complaint”) in the Delaware Court of Chancery (the “Court”), styled Nathan Jennings v. Rush Street Interactive, Inc., C.A. No. 2025-1153-LWW (the “Action”). The Complaint alleged that Section 6.3 (the “Challenged Provision”) of the Company’s then-operative certificate of incorporation violated Section 141(k) of the Delaware General Corporation Law. Without making any concession as to the merits of Plaintiff’s claim, and solely to avoid the risks and costs of further litigation, the Board of Directors agreed to propose an amendment to the Challenged Provision (the “Amendment”) at our next annual meeting of stockholders (the “Annual Meeting”) to moot Plaintiff’s claim.
The Company proposed the Amendment and, at the Annual Meeting held on June 3, 2026, our stockholders voted to approve the Amendment.
On July 10, 2026, the Court entered a stipulated Order dismissing the Action as moot and retaining jurisdiction to determine Plaintiff’s counsel’s application for an award of attorneys’ fees and expenses (the “Dismissal Order”). The Dismissal Order was entered by the Court without a finding of wrongdoing by the Company.
Following entry of the Dismissal Order, the parties engaged in arm’s-length negotiations, pursuant to which we and/or our insurer(s) have agreed to pay Plaintiff’s counsel $120,000 in attorneys’ fees (inclusive of expenses) (the “Mootness Fee”) in full settlement for any claim by Plaintiff or Plaintiff’s counsel for an award of fees, costs and expenses in connection with the Action. The Court has not and will not pass judgment on the Mootness Fee.
In addition to the above action, we are subject to various other legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Item 1A.    Risk Factors.
As of the date of this Report, there have been no material changes to the risk factors previously disclosed in the Company’s 2025 Annual Report on Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which are incorporated by reference herein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to repurchases of shares of our Class A Common Stock during the three months ended September 30, 2026 (amounts in thousands, except for share and per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	—	$—	—	$100,000
August 1 - August 31, 2026	63,028	$25.95	63,028	$98,365
September 1 - September 30, 2026	544,119	$21.86	544,119	$86,472
Total	607,147	$22.28	607,147
(1) The total number of shares purchased excludes any shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.

(2) Average price paid per share includes broker commissions, but excludes excise tax.
(3) The shares were purchased under the 2026 Stock Repurchase Program.

Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as described in the table below:

Name and Title	Action	Date of Action	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)[1]	Aggregate Number of Securities Subject to Trading Arrangement[2]
Richard Schwartz, Chief Executive Officer and Director[3]	Adopt	September 29, 2026	January 28, 2027- December 31, 2027	Y	2,019,497
Mattias Stetz, Chief Operating Officer[4]	Adopt	September 29, 2026	January 28, 2027 - April 30, 2027	Y	354,982
1 Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1 (c).
2 The aggregate number of shares to be sold may differ based on tax withholdings for vesting equity awards and actual market achievement for performance stock units. The amount listed for such officer reflects the maximum number of shares available to be sold without reducing estimated shares to be sold to cover applicable withholding taxes and assuming maximum achievement with respect to his performance stock units.
3 Represents the adoption of a Rule 10b5-1 trading plan by Mr. Schwartz individually and by trusts affiliated with him. The plans provide for the potential sale of up to 1,220,991 shares of the Class A Common Stock by Mr. Schwartz, up to 278,978 shares by the Richard T. Schwartz Revocable Trust U/A DTD 10/25/2024 and up to 259,764 shares by the Lori R. Schwartz 2025 Gift Trust U/A DTD 3/28/2025, each of which Mr. Schwartz, serves as trustee, and up to 259,764 shares by the Richard T. Schwartz 2024 Gift Trust U/A DTD 10/25/2024, of which Mr. Schwartz’s spouse serves as trustee.
4 Represents the adoption of a Rule 10b5-1 trading plan by trusts affiliated with Mr. Stetz. The plans provide for the potential sale of up to 270,866 shares of Class A Common Stock by Mr. Stetz and up to 84,116 shares by OAN Trust, of which Mr. Stetz’s spouse serves as trustee.

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

RUSH STREET INTERACTIVE, INC.
October 29, 2026	By:	/s/ Kyle Sauers
Kyle Sauers
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)